Form 10QSB
period 2007-08-31
Your Digital Memories Inc
filed 2007-11-01
CIK 1400000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 333-143872


                           YOUR DIGITAL MEMORIES, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                 98-0507522
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

15 Zichron Ya'akov, Suite 23 Entrance B.
            Jerusalem, Israel                                       94421
(Address of principal executive offices)                         (Zip Code)

                                + 1-877-651-2236
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 9,022,600 shares of common stock, $0.0001 par value per share, outstanding on October 31, 2007.

For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean Your Digital Memories, Inc.

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements." Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan," or "anticipate" and other similar words. Such forward-looking statements may be contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," among other places.

Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Each forward-looking statement speaks only as of the date of the particular statement.

                                      INDEX

                           YOUR DIGITAL MEMORIES, INC.

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                           11

Item 3.  Controls and Procedures
                                                                             12
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
                                                                             13
Item 1A. Risk Factors
                                                                             13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
                                                                             13
Item 3.  Defaults Upon Senior Securities
                                                                             13
Item 4.  Submission of Matters to a Vote of Security Holders
                                                                             13
Item 5.  Other Information
                                                                             13
Item 6.  Exhibits
                                                                             13
Signatures

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              YOUR DIGITAL MEMORIES
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                            August 31,          May 31,
                                                              2007               2007
                                                            --------           --------
                                                           (Unaudited)
ASSETS

Current Assets
  Cash                                                      $ 41,930           $ 50,063
                                                            --------           --------

      Total Assets                                          $ 41,930           $ 50,063
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                 $     --           $     --
                                                            --------           --------

      Total Liabilities                                     $     --           $     --
                                                            --------           --------
Stockholders' Equity (Note 4, 5)
  Common Stock, authorized 100,000,000 shares,
   par value $0.0001
  Preferred Stock, authorized 50,000,000 shares,
   par value $0.0001
  Issued and outstanding:
    9,022,600 common shares                                      902                902
  Additional paid-in capital                                  77,240             77,240
  Deficit accumulated during the development stage           (36,212)           (28,079)
                                                            --------           --------

      Total Stockholders' Equity                              41,930             50,063
                                                            --------           --------

Total Liabilities and Stockholders' Equity                  $ 41,930           $ 50,063
                                                            ========           ========


         The accompanying notes are an integral part of these statements

                              YOUR DIGITAL MEMORIES
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                             Cumulative
                                                                                            Amounts From
                                                                                              Date of
                                                                                          Incorporation on
                                                   Three Months         Three Months        June 27, 2006
                                                      Ended                Ended                 to
                                                  August 31, 2007      August 31, 2006     August 31, 2007
                                                  ---------------      ---------------     ---------------
REVENUE                                             $       --           $       --          $       --

OPERATING EXPENSES
  General and Administrative                             2,634                   --               4,280
  Professional Fees                                      5,000                   --              29,000
  Consulting                                                --                   --               1,672
  Filing Fees                                              660                   --               1,467
                                                    ----------           ----------          ----------

      Total Expenses                                     8,294                   --              36,418
                                                    ----------           ----------          ----------

Loss from operations                                $   (8,294)          $       --          $  (36,418)
                                                    ==========           ==========          ==========

Interest income                                            161                   --                 206

Loss before income taxes                                (8,133)                  --             (36,212)

Provision for income taxes                                  --                   --                  --
                                                    ==========           ==========          ==========

Net loss                                            $   (8,133)          $       --          $  (36,212)

Basic and Diluted (Loss) per Share                           a                    a                   a
                                                    ----------           ----------          ----------

Weighted Average Number of Shares (Note 4)           6,194,553              100,000           6,194,553
                                                    ----------           ----------          ----------

----------
a = Less than ($0.01) per share


         The accompanying notes are an integral part of these statements

                              YOUR DIGITAL MEMORIES
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                  JUNE 27, 2006 (INCEPTION) TO AUGUST 31, 2007

                                                  Common Stock
                                              --------------------      Paid in      Accumulated       Total
                                              Shares        Amount      Capital        Deficit         Equity
                                              ------        ------      -------        -------         ------
INCEPTION JUNE 27, 2006                            --      $    --      $     --      $      --       $      --
Common Shares issued to
 director for cash  June 27, 2006             100,000           10            90                            100
Common Shares issued to                     2,500,000          250         2,250                          2,500
 director for cash September 12, 2006
Common Shares issued to                     5,012,000          501         4,511                          5,012
 director for cash  October 31, 2006
Private placement closed April 30, 2007     1,410,600          141        70,389                         70,530

Net loss for the year                                                                   (28,079)        (28,079)
                                           ----------      -------      --------      ---------       ---------
BALANCE, MAY 31, 2007                       9,022,600      $   902      $ 77,240      $ (28,079)      $  50,063

Net loss for the period                                                                  (8,133)         (8,133)
                                           ----------      -------      --------      ---------       ---------

BALANCE, AUGUST 31, 2007                    9,022,600      $   902      $ 77,240      $ (36,212)      $  41,930
                                           ==========      =======      ========      =========       =========


         The accompanying notes are an integral part of these statements

                              YOUR DIGITAL MEMORIES
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                 Cumulative
                                                                                                Amounts From
                                                                                                  Date of
                                                                                              Incorporation on
                                                         Three Months        Three Months       June 27, 2006
                                                            Ended               Ended                to
                                                       August 31, 2007     August 31, 2006     August 31, 2007
                                                       ---------------     ---------------     ---------------
Operating Activities
  Net (Loss) for the year                                 $ (8,133)           $     --            $(36,212)

Net Cash (Used) by Operating Activities                     (8,133)                 --             (36,212)
                                                          --------            --------            --------

Financing Activities
  Proceeds from sale of Common Stock                        78,142                 100              78,142
                                                          --------            --------            --------
Cash Provided by Financing Activities
                                                            78,142                 100              78,142
                                                          --------            --------            --------

(Decrease) Increase in Cash during the period               (8,132)                100              41,930

Cash, Beginning of Period                                   50,062                  --                  --
                                                          --------            --------            --------
Cash, End of Period                                       $ 41,930            $    100            $ 41,930
                                                          ========            ========            ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                              $     --            $     --            $     --
  Cash paid for interest                                  $     --            $     --            $     --


         The accompanying notes are an integral part of these statements

                           YOUR DIGITAL MEMORIES, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                (AUGUST 31, 2007)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Your Digital Memories, Inc, a development stage company, was incorporated on June 27, 2006 under the laws of the State of Nevada.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below. The company has adopted a May 31 year end.

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

MANAGEMENT CERTIFICATION

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

CASH AND CASH EQUIVALENTS

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

EARNINGS (LOSS) PER SHARE

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NOTE 3. INCOME TAXES

As noted above, income taxes are provided in accordance with SFAS 109. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On June 27, 2006 (inception) the Company issued 100,000 shares of its common stock to its Director for cash. See Note 5.

On September 12, 2006 (inception), the Company issued 2,500,000 shares of its common stock to its Director for cash of $2,500. See Note 5.

On October 31, 2006, the Company issued 5,012,000 shares of its common stock to its Director for cash of $5,012. See Note 5.

On April 30, 2007, the Company accepted subscriptions for 1,410,600 common shares from 35 investors under a private placement. The private placement was not subject to any minimum investment and was priced at $0.05 per share. The

Company accepted the subscriptions on various dates throughout inception to April 30, 2007 from 35 offshore non-affiliates investors.

As of August 31, 2007 the Company had 9,022,600 shares of common stock issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. A Director of the Company provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On June 27, 2006 (inception) the Company issued 100,000 shares of its common stock to its Director for cash. See Note 4.

On September 12, 2006, the Company issued 2,500,000 shares of its common stock to its Director for cash of $2,500. See Note 4.

On October 31, 2006, the Company issued 5,012,000 shares of its common stock to its Director for cash of $5,012. See Note 4.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to August 31, 2007 of $36,212. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. NET OPERATING LOSSES

As of August 31, 2007, the Company has a net operating loss carry forward of approximately $36,212, which will expire 20 years from the date the loss was incurred.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The Company currently has no operating lease commitments or any other commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

Your Digital Memories, Inc (referred to in this prospectus as "us", "we" and "our") was formed on June 27, 2006. We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate any revenues until we complete the development of our interactive photo slideshow software. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 filed on June 19, 2007.

We intend to focus on developing user-friendly software that creates interactive photo slideshows for children to watch and play on a personal computer. Our software will turn selected family digital photos into interactive slideshows complete with music, transitions, captions and interactive games. The traditional photo slideshow is a display of a series of chosen images. We intend to develop software that will enable parents to turn their family digital photos into an interactive photo slideshow and game based on their personal family photos. We plan to develop themes for the interactive photo slideshow specially designed for children ages 3 to 12 years of age. Our target market is the parents of children who wish to capture their family memories in a fun and interesting way for their children to watch and play for years to come and eventually hand down to their children and grandchildren.

Our plan of operation is to establish ourselves as a company that will produce and distribute interactive photo slideshow software. Distribution would primarily be via download from the Internet directly to consumers. Our target market is the parents of children who wish to capture their family memories in a fun and interesting way for their children to watch and engage in interactive play for years to come and eventually hand down to their children and grandchildren.

Our business objectives are:

     * To develop the interactive photo slideshow software that will benefit both parents and children alike.
     * To execute our web-based marketing campaign and to create interest in our product.
     * To establish a brand name that will be associated with user-friendly photo slideshow software that enables interactive play.

Our goals over the next 12 months are:

     *    To establish a customer data-base from our mass e-mail campaign.
     *    To drive traffic to our website and achieve 250 visitors per day.
     *    To generate revenue by the first quarter of 2008.
     *    To achieve break-even results of operations over the next 12 months.

During the first stages of our growth, our officers and directors will provide all of the labor required to execute our business plan at no charge, except we do intend to hire a website programmer on a contract basis for two months at an estimated cost of $6,000 to set up our website and we do plan to outsource initial software development tasks at an estimated cost of $30,000. Management has no intention of hiring any employees during the first year of operations. Due to our limited financial resources, each member of the management team will dedicate approximately 10 - 20 hours per week in order to execute our plan of operation.

RESULTS OF OPERATIONS

Our company posted losses of $8,133 for the three months ended August 31, 2007. This compares to $0 for the three months from our incorporation on June 27, 2006 to August 31, 2006. From inception to August 31, 2007 we have incurred losses of $36,212.

The principal components of our losses for the three months ended August 31, 2007 included general and administrative costs of $2,634, professional fees of $5,000 and filing fees of $660.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2007, we had working capital of $41,930, compared to $100 at August 31, 2006. At August 31, 2007, our total assets consisted of cash of $41,930, compared to cash of $100 at August 31, 2006.

During the three months ended August 31, 2007, we used $8,133 for operations, leaving a balance of $41,930 at August 31, 2007. We used approximately $5,000 to pay for professional and other fees related to our SB-2. The balance of $3,133 in general and administrative costs was for general corporate purposes.

How long we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at present, we plan to be in a position to generate revenues by 2008. We must generate at least $15,000 in net consulting fee revenues in order to fund all expenditures under our 12-month plan of operation. Net consulting fee revenue is defined as gross revenue net of any direct costs that were necessary to produce the revenue, such as subcontractors, travel and other direct costs attributable to the project that we have to pay for.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any further shortfall will affect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the "Commission"), and accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company`s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

      We incorporate by reference the risk factors set forth in our Registration Statement on Form SB-2, filed on June 19, 2007. We know of no changes that would impact the content of the risk factors disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

  Exhibit
  Number                                Exhibit Description
  ------                                -------------------
   3.1 -       Certificate of Incorporation of the Company incorporated herein from Exhibit 3.1 of our Registration Statement of Form SB-2, filed on June 19, 2007, file number 333-143872.
   3.2 -       Bylaws of Company incorporated herein from Exhibit 3.2 of our
               Registration Statement of Form SB-2, filed on June 19, 2007, file number 333-143872.
   31.1 -      Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
               Officer*
   31.2 -      Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
               Officer*
   32.1 -      Section 1350 Certification of Principal Executive Officer*
   32.2 -      Section 1350 Certification of Principal Financial Officer*

----------
*  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              YOUR DIGITAL MEMORIES, INC.


October 31, 2007              By: /s/ Aaron Bard
                                 ----------------------------------------
                                 Aaron Bard
                                 Chief Executive Officer


October 31, 2007              By: /s/ Alan Sacks
                                 ----------------------------------------
                                 Alan Sacks
                                 Principal Financial Officer