Form 10QSB
period 2007-11-30
Your Digital Memories Inc
filed 2008-01-04
CIK 1400000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2007

                                       or

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

There were 9,022,600 shares of common stock, $0.0001 par value per share, outstanding on January 3, 2008.

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

                                      INDEX

                           YOUR DIGITAL MEMORIES, INC.


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                                11

Item 3.  Controls and Procedures                                            12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 1A. Factors 13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        13

Item 3.  Defaults Upon Senior Securities                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                13

Item 5.  Other Information                                                  13

Item 6.  Exhibits                                                           13

Signatures                                                                  14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              YOUR DIGITAL MEMORIES
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                           November 30,         May 31,
                                                              2007               2007
                                                            --------           --------
                                                           (Unaudited)         (Audited)
ASSETS

Current Assets
  Cash                                                      $ 38,777           $ 50,063
                                                            --------           --------

      Total Assets                                          $ 38,777           $ 50,063
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
                                                            $     --           $     --
                                                            --------           --------
      Total Liabilities                                     $     --           $     --
                                                            --------           --------

Stockholders' Equity (Note 4, 5) Preferred Stock,
 authorized 50,000,000 shares,
 par value $0.0001 Common Stock, authorized
 100,000,000 shares, par value $0.0001
Issued and outstanding:
  9,022,600 common shares                                        902                902
  Additional paid-in capital                                  77,240             77,240
  Deficit accumulated during the development stage           (39,365)           (28,079)
                                                            --------           --------

      Total Stockholders' Equity                              38,777             50,063
                                                            --------           --------

Total Liabilities and Stockholders' Equity                  $ 38,777           $ 50,063
                                                            ========           ========


         The accompanying notes are an integral part of these statements

                              YOUR DIGITAL MEMORIES
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                        Amounts From
                                                                                                           Date of
                                                                                                       Incorporation on
                                     Three Months     Three Months      Six Months       Six Months     June 27, 2006
                                        Ended            Ended            Ended            Ended              to
                                      November 30,     November 30,     November 30,     November 30,     November 30,
                                         2007             2006             2007             2006             2007
                                      ----------       ----------       ----------       ----------       ----------
REVENUE                               $       --       $       --       $       --       $       --       $       --

OPERATING EXPENSES
  General and Administrative               1,417              554            4,052              554            5,697
  Professional Fees                        1,580               --            6,580               --           30,580
  Consulting                                  --               --               --               --            1,672
  Filing Fees                                400               --            1,060               --            1,867
                                      ----------       ----------       ----------       ----------       ----------

      Total Expenses                       3,397              554           11,692              554           39,816
                                      ----------       ----------       ----------       ----------       ----------

Loss from operations                  $   (3,397)      $     (554)      $  (11,692)      $     (554)      $  (39,816)
                                      ==========       ==========       ==========       ==========       ==========

Interest income                              245                8              406                8              451

Loss before income taxes                  (3,152)            (546)         (11,285)            (546)         (39,365)

Provision for income taxes                    --               --               --               --               --
                                      ==========       ==========       ==========       ==========       ==========

Net loss                              $   (3,152)      $     (546)      $  (11,285)      $     (546)      $  (39,365)

Basic and Diluted (Loss) per Share             a                a                a                a                a
                                      ----------       ----------       ----------       ----------       ----------

Weighted Average Number of Shares
 (Note 4)                              6,688,511        2,329,872        6,688,511        2,329,872        6,688,511
                                      ----------       ----------       ----------       ----------       ----------

----------
a = Less than ($0.01) per share


         The accompanying notes are an integral part of these statements

                              YOUR DIGITAL MEMORIES
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                 JUNE 27, 2006 (INCEPTION) TO NOVEMBER 30, 2007
                                   (Unaudited)

                                                  Common Stock
                                              --------------------      Paid in      Accumulated       Total
                                              Shares        Amount      Capital        Deficit         Equity
                                              ------        ------      -------        -------         ------
INCEPTION JUNE 27, 2006                            --      $    --      $     --      $      --       $      --
Common Shares issued to
 director for cash  June 27, 2006             100,000           10            90                            100

Common Shares issued to                     2,500,000          250         2,250                          2,500
 director for cash September 12, 2006

Common Shares issued to                     5,012,000          501         4,511                          5,012
 director for cash  October 31, 2006

Private placement closed April 30, 2007     1,410,600          141        70,389                         70,530

Net loss for the year                                                                   (28,079)        (28,079)
                                           ----------      -------      --------      ---------       ---------
BALANCE, MAY 31, 2007                       9,022,600          902        77,240        (28,079)         50,063

Net loss for the period                                                                 (11,285)        (11,285)
                                           ----------      -------      --------      ---------       ---------
BALANCE, NOVEMBER 30, 2007                  9,022,600      $   902      $ 77,240      $ (39,365)      $  38,777
                                           ==========      =======      ========      =========       =========

         The accompanying notes are an integral part of these statements

                              YOUR DIGITAL MEMORIES
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Cumulative
                                                                                           Amounts From
                                                                                             Date of
                                                                                         Incorporation on
                                                       Six Months         Six Months       June 27,2006
                                                         Ended              Ended               to
                                                      November 30,       November 30,       November 30,
                                                         2007               2006               2007
                                                       --------           --------           --------
Operating Activities
  Net (Loss) for the year                              $(11,285)          $   (546)          $(39,365)

Net Cash (Used) by Operating Activities                 (11,285)                --            (39,365)
                                                       --------           --------           --------
Financing Activities
  Proceeds from sale of Common Stock                     78,142              7,612             78,142
                                                       --------           --------           --------
Cash Provided by Financing Activities                     7,612             78,142
                                                                                               78,142
                                                       --------           --------           --------

(Decrease) Increase in Cash during the period           (11,285)             7,066             38,777

Cash, Beginning of Period                                50,062                 --                 --
                                                       --------           --------           --------
Cash, End of Period                                    $ 38,777           $  7,066           $ 38,777
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


         The accompanying notes are an integral part of these statements

                           YOUR DIGITAL MEMORIES, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               (NOVEMBER 30, 2007)
                                   (Unaudited)


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

As of November 30, 2007 the Company had 9,022,600 shares of common stock issued and outstanding.

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

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to November 30, 2007 of $39,365. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. NET OPERATING LOSSES

As of November 30, 2007, the Company has a net operating loss carry forward of approximately $39,365, which will expire 20 years from the date the loss was incurred.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS

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

RESULTS OF OPERATIONS

Our company posted losses of $3,152 for the three months ended November 30, 2007. This compares to $546 for the three months ended November 30, 2006. From inception to November 31, 2007 we have incurred losses of $39,365.

The principal components of our losses for the three months ended November 30, 2007 included general and administrative costs of $1,417, professional fees of $1,580 and filing fees of $400.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2007, we had working capital of $38,777, compared to $7,066 at November 30, 2006. At November 30, 2007, our total assets consisted of cash of $38,777, compared to cash of $7,066 at November 30, 2006.

During the three months ended November 30, 2007, we used $3,152 for operations, leaving a balance of $38,777 at November 30, 2007. The principal components of our losses for the three months ended November 30, 2007 included general and administrative costs of $1,417, professional fees of $1,580 and filing fees of $400.

Because we have not generated any revenue from our business, and we are 5-7 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished by May 2008, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our interactive slideshow software.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will effect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

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

                                    YOUR DIGITAL MEMORIES, INC.


January 3, 2008                     By: /s/ Aaron Bard
                                        ----------------------------------------
                                        Aaron Bard
                                        Chief Executive Officer


January 3, 2008                     By: /s/ Alan Sacks
                                        ----------------------------------------
                                        Alan Sacks
                                        Principal Financial Officers