Form 10QSB
period 2008-02-29
Your Digital Memories Inc
filed 2008-04-14
CIK 1400000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 29, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

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

There were 9,022,600 shares of common stock, $0.0001 par value per share, outstanding on April 11, 2008.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              YOUR DIGITAL MEMORIES
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                          February 29,          May 31,
                                                              2008               2007
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current Assets
  Cash                                                      $    937           $ 50,063
                                                            --------           --------
      Total Assets                                               937             50,063

Website and Equipment, Net (Note 6)                           25,247                 --
                                                            --------           --------
Total Assets                                                $ 26,184           $ 50,063
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                 $     --           $     --
                                                            --------           --------
      Total Liabilities                                           --                 --
                                                            --------           --------

Stockholders' Equity (Note 4, 5)
  Common Stock, authorized
   100,000,000 shares, par value $0.0001
  Preferred Stock, authorized
   50,000,000 shares, par value $0.0001
  Issued and outstanding:
   9,022,600 common shares                                       902                902
  Additional paid-in capital                                  77,240             77,240
  Deficit accumulated during the development stage           (51,958)           (28,079)
                                                            --------           --------

      Total Stockholders' Equity                              26,184             50,063
                                                            --------           --------

Total Liabilities and Stockholders' Equity                  $ 26,184           $ 50,063
                                                            ========           ========


         The accompanying notes are an integral part of these statements

                              YOUR DIGITAL MEMORIES
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           Cumulative
                                                                                                          Amounts From
                                                                                                            Date of
                                                                                                        Incorporation on
                                       Three Months     Three Months     Nine Months      Nine Months     June 27, 2006
                                          Ended            Ended           Ended            Ended              to
                                        February 29,     February 28,    February 29,     February 28,     February 29,
                                           2008             2007            2008             2007             2008
                                        ----------       ----------      ----------       ----------       ----------
REVENUE                                 $      387       $       --      $      387       $       --       $      387

OPERATING EXPENSES
  Depreciation and amortization              1,750               --           1,750               --            1,750
  Generaland Administrative                  2,403               --           5,454              554            7,100
  Professional Fees                          1,400               --           7,980               --           31,980
  Consulting                                 8,500               --           8,500               --           10,172
  Filing Fees                                   80               --           1,140               --            1,947
                                        ----------       ----------      ----------       ----------       ----------
      Total Expenses                        14,133               --          24,824              554           52,949
                                        ----------       ----------      ----------       ----------       ----------

Loss from operations                    $  (13,746)      $       --      $  (24,437)      $     (554)      $  (52,561)
                                        ==========       ==========      ==========       ==========       ==========

Interest income                                152               22             558               30           603.24

Loss before income taxes                   (13,593)              22         (23,879)            (524)         (51,958)
                                        ----------       ----------      ----------       ----------       ----------

Provision for income taxes                      --               --              --               --               --
                                        ----------       ----------      ----------       ----------       ----------

Net loss                                $  (13,593)      $       22      $  (23,879)      $     (524)      $  (51,958)
                                        ==========       ==========      ==========       ==========       ==========

Basic and Diluted (Loss) per Share               a                a               a                a                a
                                        ----------       ----------      ----------       ----------       ----------

Weighted Average Number of
 Shares (Note 4)                         7,035,574        4,178,453       7,035,574        4,178,453        7,035,574
                                        ----------       ----------      ----------       ----------       ----------

----------
a = Less than ($0.01) per share


         The accompanying notes are an integral part of these statements

                              YOUR DIGITAL MEMORIES
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                 JUNE 27, 2006 (INCEPTION) TO FEBRUARY 29, 2008
                                   (Unaudited)

                                                  Common Stock
                                              --------------------      Paid in      Accumulated       Total
                                              Shares        Amount      Capital        Deficit         Equity
                                              ------        ------      -------        -------         ------
INCEPTION JUNE 27, 2006                            --      $    --      $     --      $      --       $      --
Common Shares issued to
 director for cash  June 27, 2006             100,000           10            90                            100

Common Shares issued to                     2,500,000          250         2,250                          2,500
 director for cash September 12, 2006

Common Shares issued to                     5,012,000          501         4,511                          5,012
 director for cash  October 31, 2006

Private placement closed April 30, 2007     1,410,600          141        70,389                         70,530

Net loss for the year                                                                   (28,079)        (28,079)
                                           ----------      -------      --------      ---------       ---------
BALANCE, MAY 31, 2007                       9,022,600          902        77,240        (28,079)         50,063

Net loss for the period                                                                 (23,879)        (23,879)
                                           ----------      -------      --------      ---------       ---------

BALANCE, FEBRUARY 29, 2008                  9,022,600      $   902      $ 77,240      $ (51,958)      $  26,184
                                           ==========      =======      ========      =========       =========

         The accompanying notes are an integral part of these statements

                              YOUR DIGITAL MEMORIES
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                  Amounts From
                                                                                                    Date of
                                                                                               Incorporation on
                                                            Nine Months        Nine Months       June 27,2006
                                                              Ended              Ended                to
                                                            February 29,       February 28,       February 29,
                                                               2008               2007               2008
                                                             --------           --------           --------
Operating Activities
  Net (Loss) for the year                                    $(23,879)          $   (524)          $(51,958)
  Depreciation & Amortization Expense                           1,750                 --              1,750
                                                             --------           --------           --------
Net Cash (Used) by Operating Activities                       (22,129)              (524)           (50,208)
                                                             --------           --------           --------

Financing Activities
  Proceeds from sale of Common Stock                               --              7,612             78,142
                                                             --------           --------           --------
Cash Provided by Financing Activities                              --              7,612             78,142
                                                             --------           --------           --------

Investing Activities
  Website                                                     (21,000)                --            (21,000)
  Computer Equipment                                           (5,997)                --             (5,997)
                                                             --------           --------           --------
Cash Provided by Investing Activities                         (26,997)                --            (26,997)
                                                             --------           --------           --------

(Decrease) Increase in Cash during the period                 (49,126)             7,088                937
Cash, Beginning of Period                                      50,063                 --                 --
                                                             --------           --------           --------
Cash, End of Period                                          $    937           $  7,088           $    937
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
  Cash paid for interest                                     $     --           $     --           $     --


         The accompanying notes are an integral part of these statements

                           YOUR DIGITAL MEMORIES, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               (FEBRUARY 29, 2008)
                                   (Unaudited)


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

NOTE 3.  INCOME TAXES:

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the period ended February 29, 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $51,958 at February 29, 2008, and will expire in the year 2028.

As at February 29, 2008, deferred tax assets consisted of the following:

                  Net operating losses               $ 7,794
                  Less: valuation allowance           (7,794)
                                                     -------

                     Net deferred tax asset          $    --
                                                     =======

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

As of April 11, 2008 the Company had 9,022,600 shares of common stock issued and outstanding.

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

NOTE 6. WEBSITE AND EQUIPMENT

                                                               February 29, 2008
                                                               -----------------
       Cost:
         Computer equipment                                         $ 5,997
         Website                                                     21,000
                                                                    -------
                                                                     26,997
         Less: Accumulated depreciation and amortization              1,750
                                                                    -------
       Equipment, net                                               $25,247
                                                                    =======

The company depreciates all of its property and equipment on a straight line basis over 3 years.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to February 29, 2008 of $51,958. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8. NET OPERATING LOSSES

As of February 29, 2008, the Company has a net operating loss carry forward of approximately $51,958, which will expire 20 years from the date the loss was incurred.

NOTE 9. OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has no operating lease commitments or any other commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Your Digital Memories, Inc (referred to in this prospectus as "us", "we" and "our") was formed on June 27, 2006. We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate any significant revenues until we complete the development of our interactive photo slideshow software. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 filed on June 19, 2007.

We are developing user-friendly software that creates interactive photo slideshows for children to watch and play on a personal computer. Our software turns selected family digital photos into interactive slideshows complete with music, transitions, captions and interactive games. The traditional photo slideshow is a display of a series of chosen images. We are developing software that will enable parents to turn their family digital photos into an interactive photo slideshow and game based on their personal family photos. We are developing themes for the interactive photo slideshow specially designed for children ages 3 to 12 years of age. Our target market is the parents of children who wish to capture their family memories in a fun and interesting way for their children to watch and play for years to come and eventually hand down to their children and grandchildren.

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

Our business objectives are:

     * To complete the development of our interactive photo slideshow software.
     * To execute our web-based marketing campaign and to create interest in our product.
     * To establish a brand name that will be associated with user-friendly photo slideshow software that enables interactive play.

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

RESULTS OF OPERATIONS

Our company posted losses of $13,593 for the three months ended February 29, 2008. This compares to $22 for the three months ended February 29, 2007. From inception to February 29, 2008 we have incurred losses of $51,958.

The principal components of our losses for the three months ended February 29, 2008 included general and administrative costs of $2,403, professional fees of $1,400 and consulting fees of $8,500.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2008, we had working capital of $937, compared to $7,088 at February 28, 2007. At February 29, 2008, our total assets consisted of cash of $937, website of $19,250 and computer equipment of $5,997, compared to cash of $7,088 at February 28, 2007.

During the three months ended February 29, 2008, we used $22,129 for operations, leaving a balance of $937 at February 29, 2008. The principal components of our losses for the three months ended November 30, 2007 included general and administrative costs of $2,403, professional fees of $1,400 and consulting fees of $8,500.

We generated an amount of $387 in revenues from our business operations and we expect to generate additional revenues. We will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished by May 2008 provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our interactive slideshow software.

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

                                    YOUR DIGITAL MEMORIES, INC.


April 11, 2008                      By: /s/ Aaron Bard
                                       --------------------------------------
                                       Aaron Bard
                                       Chief Executive Officer


April 11, 2008                      By: /s/ Alan Sacks
                                       --------------------------------------
                                       Alan Sacks
                                       Principal Financial Officer