Form 10-K
period 2008-05-31
Your Digital Memories Inc
filed 2008-07-28
CIK 1400000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended May 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to ______________

                        Commission file number 333-143872


                           YOUR DIGITAL MEMORIES, INC.
                 (Name of small business issuer in its charter)

           Nevada                                                 98-0507522
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

15 Zichron Ya`akov, Suite 23 Entrance B.,
       Jerusalem, Israel                                             94421
(Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code:1 (877) 651-2236

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      Nil                                                 Nil

           Securities registered pursuant to Section 12(g) of the Act:

                   9,022,600 Common Shares, par value $0.0001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates could not be computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed first fiscal quarter as there was no average bid or ask price for the registrant's common equity, as of the last business day of the registrant's most recent first fiscal quarter.

Number of common voting shares outstanding as of July 24, 2008: 9,022,600

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
Item 1      Business                                                           3
Item 1A     Risk Factors                                                       5
Item 2      Description Of Property                                           12
Item 3      Legal Proceedings                                                 12
Item 4      Submission of Matters to a Vote of Security Holders               12

PART II
Item 5      Market for Registrant's Common Equity And Related Stockholder
             Matters                                                          13
Item 6      Selected Financial Data                                           13
Item 7      Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                         13

Item 7A     Quantitative and Qualitative Disclosures About Market Risk        16
Item 8      Financial Statements and Supplementary Data                       16
Item 9      Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         16
Item 9A(T)  Controls and Procedures                                           17
Item 9B     Other Information                                                 17

PART III
Item 10     Directors, Executive Officers and Corporate Governance            18
Item 11     Executive Compensation                                            19
Item 12     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  21
Item 13     Certain Relationships and Related Transactions, and Director
             Independence                                                     21
Item 14     Principal Accountant Fees and Services                            22

PART IV
Item 15  Exhibits, Financial Statement Schedules                              23

SIGNATURES                                                                    23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this annual report, the terms "we", "us", "our", and "YDM" means Your Digital Memories, Inc., unless otherwise indicated.

CORPORATE BACKGROUND

We were incorporated on June 27, 2006, in the state of Nevada. Our offices are currently located at 15 Zichron Ya'akov, Suite 23 Entrance B. Jerusalem 94421 Israel. Our telephone number is +1-877-651-2236. We are a development stage company that has generated insignificant revenue to date. Our common stock is quoted on the OTC Bulletin Board under the symbol "YDGM".

Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. YDM has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Subsequent to our incorporation, we are focused on developing and offering software products for the creation of interactive photo slideshow products for pre-school and school-aged children.

On May 29, 2008 Mr. Alan Sacks resigned as our Secretary, Treasurer and Director. Mr. Aaron Bard, our President and Director agreed to assume these duties and became our sole Officer and Director. Concurrent with his appointment, he has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Mr. Bard is undertaking the search for and analysis of new business opportunities, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Bard may utilize the services of outside consultants or advisors.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in raising the funding necessary to proceed with our business plan for our existing business. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing business than for a new business opportunity. We have held preliminary negotiations with prospective business entities but have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Our auditors have issued an audit opinion which includes a statement describing their doubts about whether we will continue as a going concern. In addition, our financial status creates substantial doubt whether we will continue as a going concern.

DIRECT SALES

Over the next 12 months, we will continue to develop a sales agent team that will hopefully drive both direct and indirect sales. Eventually, sales agents will be managed by regional sale managers. All sale managers and sales agents will be commission-based independent contractors.

EMPLOYEES

As of July 14, 2008, the Company has no employees.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the year ended May 31, 2008, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

ITEM 1A. RISK FACTORS.

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements." Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

The Company has incurred net losses of $57,457 for the period from June 27, 2006 (inception) to May 31, 2008. At May 31, 2008 we had a working capital deficit of approximately $2,500 and stockholders' equity of approximately $20,685.

We anticipate generating losses for at least the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which adjustment may have to be made should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NEVER BE ABLE TO EXECUTE OUR BUSINESS PLAN.

We were incorporated on June 27, 2006. We have never had any products, customers or revenues. Although we have begun initial planning for the development of our interactive photo slideshow software and have retained a consultant to assist us in attaining the milestones set forth in our business plan, we may not be able to execute our business plan unless and until we are successful in raising additional funds. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

OUR BUSINESS PLAN MAY BE UNSUCCESSFUL AND WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN.

The success of our business plan is dependent on our developing and offering interactive photo slideshow SOFTWARE. Our ability to develop such software is unproven, and the lack of an operating history makes it difficult to validate our business plan.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reduce operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in our company.

WE EXPECT OUR LOSSES TO CONTINUE IN THE FUTURE AND AS A RESULT, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS. UNLESS WE ARE ABLE TO GENERATE REVENUE AND MAKE A PROFIT, OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

We expect to incur losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development and the marketing of our proposed software. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations and as a result our stockholders may lose their entire investment in us. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE IN THE FUTURE. THERE IS NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. THESE FACTORS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE CANNOT GENERATE SUFFICIENT REVENUE TO OPERATE PROFITABLY, WE WILL LIKELY SUSPEND OR CEASE OPERATIONS AND INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT IN OUR COMPANY.

We incurred net losses of $57,457 for the period from June 27, 2006 (inception) to May 31, 2008. We expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development and the marketing and sales of our software. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE NEVER GENERATED ANY REVENUE FROM OUR BUSINESS AND WE WILL NEED TO RAISE FUNDS IN THE NEAR FUTURE. IF WE ARE NOT ABLE TO OBTAIN FUTURE FINANCING WHEN REQUIRED, WE MIGHT BE FORCED TO DISCONTINUE OUR BUSINESS.

Because we have not generated any revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses.

Although we currently have approximately $500 in working capital, we anticipate incurring costs of at least $75,000 within the next 12 months. We will need to raise additional funds if we do not generate any revenues within the next 12 months. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. The most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock. There can be no assurance that additional financing will be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Substantial additional funds will still be required if we are to reach our goals that are outlined in this Registration Statement. Without additional funding, we may not commence our planned business operations.

FUTURE LEGISLATION OR REGULATION OF THE INTERNET AND/OR INTERNET COMMERCE SERVICES COULD RESTRICT OUR BUSINESS, PREVENT US FROM OFFERING OUR SOFTWARE PRODUCTS AND SERVICES OR INCREASE OUR COST OF DOING BUSINESS, WHICH COULD RESULT IN A LOSS OF REVENUE.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the internet. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet commerce, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of software products and services. Any such regulation could restrict our business or increase our cost of doing business and consequently a loss of future revenue.

WE WILL BE HEAVILY DEPENDENT ON CONTRACTING WITH THIRD PARTY FIRM(S) TO DEVELOP AND MAINTAIN OUR SOFTWARE FOR US. IF WE ARE UNABLE TO LOCATE, HIRE AND RETAIN THESE FIRM(S), OUR BUSINESS WILL FAIL.

We intend to hire a software development firm(s) to develop and maintain our interactive photo slideshow software. We budgeted $30,000 for this purpose of which we have spent $27,000. Should we be unable to contract qualified third parties firm(s) to develop and maintain our software, whether because we cannot find them, cannot attract them to our company, or cannot afford them, we will never become profitable and our business will fail.

RISKS ASSOCIATED WITH MERGING WITH OR ACQUIRING A NEW BUSINESS OPPORTUNITY

WE WILL REQUIRE ADDITIONAL FINANCING. INADEQUATE FINANCING MAY IMPAIR OUR ABILITY TO COMPETE IN THE MARKETPLACE WHICH MAY RESULT IN THE DISSOLUTION OF OUR COMPANY.

We require additional financing to complete a suitable merger or combination with a business opportunity. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS, PLACE OUR COMPANY AT A COMPETITIVE DISADVANTAGE IN IDENTIFYING POSSIBLE BUSINESS OPPORTUNITIES AND SUCCESSFULLY COMPLETING A BUSINESS COMBINATION.

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations, which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

THE SUCCESS OF A POTENTIAL MERGER OR COMBINATION WILL DEPEND TO A GREAT EXTENT ON THE OPERATIONS, FINANCIAL CONDITION AND MANAGEMENT OF ANY IDENTIFIED BUSINESS OPPORTUNITY.

The success of a potential merger or combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Although we have entered into preliminary negotiations with prospective business entities, we have not entered into any formal written agreements for a business combination or opportunity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT MAY REDUCE OR ELIMINATE THE PARTICIPATION OF OUR PRESENT OFFICERS AND DIRECTORS IN THE FUTURE AFFAIRS OF OUR COMPANY.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in, or elimination of, their participation in the future affairs of our company.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY A BUSINESS
OPPORTUNITY.

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

A FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

Our ability to achieve any growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

RISKS RELATED TO OUR COMPANY

BECAUSE OUR EXECUTIVE OFFICERS CONTROL A LARGE PERCENTAGE OF OUR COMMON STOCK, THEY HAVE THE ABILITY TO INFLUENCE MATTERS AFFECTING OUR SHAREHOLDERS.

Our executive officers beneficially own approximately 83.2% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.

BECAUSE OUR EXECUTIVE OFFICERS AND DIRECTORS LIVE OUTSIDE OF THE UNITED STATES, YOU MAY HAVE NO EFFECTIVE RECOURSE AGAINST THEM FOR MISCONDUCT AND MAY NOT BE ABLE TO ENFORCE JUDGMENT AND CIVIL LIABILITIES AGAINST THEM. INVESTORS MAY NOT BE ABLE TO RECEIVE COMPENSATION FOR DAMAGES TO THE VALUE OF THEIR INVESTMENT CAUSED BY WRONGFUL ACTIONS BY OUR DIRECTORS AND OFFICERS.

Both of our directors and officers live outside of the United States. Mr. Aaron Bard, our President and director is a citizen and a resident of Israel, and all or a substantial portion of his assets are located outside of the United States. Mr. Alan Sacks, our Secretary, Treasurer and a director is a citizen and a resident of Canada, and all or a substantial portion of his assets are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our directors or officers, or obtain judgments against them outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

BECAUSE WE HAVE TWO DIRECTORS, DEADLOCKS MAY OCCUR IN OUR BOARD'S
DECISION-MAKING PROCESS, WHICH MAY DELAY OR PREVENT CRITICAL DECISIONS FROM BEING MADE.

Since we currently have an even number of directors, deadlocks may occur when such directors disagree on a particular decision or course of action. Our Articles of Incorporation and By-Laws do not contain any mechanisms for resolving potential deadlocks. While our directors are under a duty to act in the best interest of our company, any deadlocks may impede the further development of our business in that such deadlocks may delay or prevent critical decisions regarding our development.

BECAUSE OUR EXECUTIVE OFFICERS ARE UNABLE TO DEVOTE THEIR SERVICES TO OUR COMPANY ON A FULL TIME BASIS, THE PERFORMANCE OF OUR BUSINESS MAY SUFFER, OUR BUSINESS COULD FAIL AND INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT.

Mr. Aaron Bard, our President and a director, currently devotes approximately 10 to 20 hours per week to our company. Similarly, Mr. Alan Sacks, our Secretary, Treasurer and a director, is semi-retired and currently devotes 10 to 20 hours a week to our company. As discussed below, we depend heavily on the services of Messrs. Bard and Sacks. As a result, the management of our company could under-perform, our business could fail and investors could lose their entire investment.

OUR EXECUTIVE OFFICERS HAVE NO EXPERIENCE OR TECHNICAL TRAINING IN THE DEVELOPMENT, MAINTENANCE AND MARKETING OF INTERNET WEBSITES OR IN OPERATING BUSINESSES THAT LICENSE SOFTWARE OR SERVICES OVER THE INTERNET. THIS COULD CAUSE THEM TO MAKE INEXPERIENCED OR UNINFORMED DECISIONS THAT HAVE BAD RESULTS FOR US. AS A RESULT, OUR OPERATIONS COULD SUFFER IRREPARABLE HARM AND MAY CAUSE US TO SUSPEND OR CEASE OPERATIONS, WHICH COULD CAUSE INVESTORS TO LOSE THEIR ENTIRE INVESTMENT.

Mr. Aaron Bard and Mr. Alan Sacks, have no experience or technical training in the development, maintenance and marketing of internet websites or in operating businesses that market software or services over the internet. Due to their lack of experience and knowledge in these areas, our executive officers could make the wrong decisions regarding the development, operation and marketing of our website and the operation of our business, which could lead to irreparable damage to our business. Consequently, our operations could suffer irreparable harm from mistakes made by our executive officers and we may have to suspend or cease operations, which could cause investors to lose their entire investment.

WE DEPEND HEAVILY ON MR. ALAN SACKS AND MR. AARON BARD. THE LOSS OF EITHER PERSON WILL HAVE A SUBSTANTIAL NEGATIVE EFFECT ON OUR BUSINESS AND MAY CAUSE OUR BUSINESS TO FAIL.

We depend entirely on Mr. Sacks and Mr. Bard for all of our operations. The loss of either person will have a substantial negative effect on us and may cause our business to fail. Our officers did not receive any compensation for their services and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues.

We do not have any employment agreements or maintain key person life insurance policies on our officers. If our officers do not devote sufficient time towards our business, we may never be able to effectuate our business plan.

WE MAY NOT BE SUCCESSFUL IN DEVELOPING INTERACTIVE PHOTO SLIDESHOW SOFTWARE THAT ACHIEVE MARKET ACCEPTANCE.

The success or failure of developing interactive photo slideshow software depends in large part on their desirability and ease of application in the target market. We cannot be sure that our development efforts will produce software that will fulfill the needs and appeal to the tastes of pre-school and school-aged children, or their parents.

The computer-based interactive photo imaging industry is characterized by technological change, frequent product introductions and evolving industry standards. Our success will depend, to a significant extent, on our ability to develop software and introduce new software products to satisfy an expanded range of customer needs and achieve market acceptance. There can be no assurance that we will have sufficient resources to make the necessary investments or that we will be able to develop and implement the technological advances required to maintain a competitive position.

WE MAY NEVER BE ABLE TO ACHIEVE SALES REVENUES SUFFICIENT TO BECOME PROFITABLE.

We believe that the acceptance of our software products will depend on our ability to:

     * Effectively market our software products and develop brand recognition;
     * Develop user-friendly software products that appeal to children and their caretakers;
     * Price and license the software products in a manner that is appealing to potential customers and to partners that would promote our software products;
     *    Develop and maintain a favorable reputation among our customers; and
     * Have the financial ability to withstand downturns in the general economic environment or conditions that would slow the licensing of our software products.

There can be no assurance that our software will achieve a level of market acceptance that will make us profitable.

WE FACE INTENSE COMPETITION FROM OTHER BUSINESSES THAT CURRENTLY MARKET INTERACTIVE PHOTO SLIDESHOW SOFTWARE FOR PRE-SCHOOL AND SCHOOL-AGED CHILDREN.

Competition will come not only from those who deliver their products through traditional retail establishments but also from those who deliver their products and software through the internet. Our competitors have longer operating histories, greater brand recognition, larger marketing budgets and installed customer bases. In addition, these companies are able to field full-time, directly employed sales personnel to better cover certain markets and customers. They can also invest greater resources in the development of technology, content and research which will allow them to react to market changes faster, putting us at a possible competitive disadvantage.

MANY OF OUR COMPETITORS AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY MORE FINANCIAL RESOURCES, WHICH COULD ALLOW THEM TO DEVELOP SOFTWARE THAT COULD RENDER OUR PROPOSED SOFTWARE INFERIOR.

Our competition, including Ulead, Photodex and Wondershare Software, may have software or may develop software that will render our proposed software inferior. We will likely need to obtain and maintain certain advantages over our competitors in order to be competitive, which require resources. There can be no assurance that we will have sufficient financial resources to maintain our R&D, marketing, sales and customer support efforts on a competitive basis, or that we will be able to make the improvements necessary to maintain a competitive advantage with respect to our software products.

MARKETING AND MAKING OUR SOFTWARE PRODUCTS AVAILABLE ON THE INTERNET EXPOSE US TO REGULATORY AND LEGAL ISSUES.

A range of exposures may exist due to how we intend to market our software products. If we create and utilize a web site, as we plan to do, online access through a company-operated web site requires careful consideration of legal and regulatory compliance requirements and issues. We will need sufficient security measures to protect information and preserve the privacy of our customers and monitor the use of the site. This may require extensive legal services that may become an increased cost component when considering the development of our software and technologies.

IF A THIRD PARTY ASSERTS THAT WE INFRINGE UPON ITS PROPRIETARY RIGHTS, WE COULD BE REQUIRED TO REDESIGN OUR SOFTWARE, PAY SIGNIFICANT ROYALTIES OR ENTER INTO LICENSE AGREEMENTS.

Although presently we are not aware of any such claims, a third party may assert that our technology or technologies of entities we acquire violates its intellectual property rights. As the number of software products in our markets increases and the functionality of these software products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

     -    be expensive and time consuming to defend;
     -    result in negative publicity;
     - force us to stop licensing our software products that incorporate the challged intellectual property;
     -    require us to redesign our software products;
     -    divert management`s attention and our other resources; or
     - require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus decrease our revenues and result in possible losses to our business.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not lease or own any real property. We currently maintain our corporate office at 15 Zichron Ya'akov, Suite 23 Entrance B. Jerusalem 94421 Israel.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFROMATION

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "YDGM". There has been no active trading in the Company's securities and there have been no high or low bid prices quoted.

HOLDERS

On July 24, 2008 the shareholders' list of our common shares showed _ registered shareholders and 9,022,600 shares outstanding.

DIVIDENDS

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

EQUITY COMPENSATION PLAN INFORMATION

We have not adopted any equity compensation plans.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities for the year ended May 31, 2008.

RECENT SALES OF UNREGISTERED SECURITIES

There have been recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended May 31, 2008 and the period ended 2007 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

PLAN OF OPERATIONS

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to to ensure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our company will fail without further significant financing. We currently have only $688 in working capital. Our director has indicated that he is willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans.

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing and that we will close our existing business. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue this new plan. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we cannot quantify what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

RESULTS OF OPERATIONS

From the date of our incorporation on June 27, 2006 to May 31, 2008, we have been a start up company that has not generated substantial revenues.

 Our operating expenses are classified primarily into the following three categories:

     * professional fees incurred by our company during the year ended May 31, 2008 was $11,557 and during the period ended May 31, 2007 was $24,000;
     * consulting fees incurred by our company during the year ended May 31, 2008 was $8,500 and during the period ended May 31, 2007 was $1,672;
     * during the year ended May 31, 2008, expenses from continuing operations incurred were $5,499 for office and general expenses and during the period ended May 31, 2007 was $1,646.

LIQUIDITY AND CASH RESOURCES

Our principal capital resources have been through the issuance of common stock and shareholder loans, advances from related parties.

At May 31, 2008, we had working capital deficit of $2,312.

At May 31, 2008, our total assets were $23,685 which consisted primarily of cash of $688, computer equipment of $5,497 and website of $17,500.

At May 31, 2008, our total liabilities were $3,000.

For the year ended May 31, 2008, we posted losses of $29,955 compared to $28,124 for the period ended May 31, 2007. The principal components of the losses for the year ended May 31, 2008 were consulting fees, professional fees and general and administrative expenses.

Operating expenses for the year ended May 31, 2008 were $31,116 compared to $28,124 for the period ended May 31, 2007.

At May 31, 2008, we had cash on hand of $688.

CASH REQUIREMENTS

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain our current operations and to enable us to address our current and ongoing expenses.

We have incurred operating losses since inception. As we had cash on hand of $688 as at May 31, 2008, management projects that we may require an additional $75,000 to fund our ongoing operating expenditures, and working capital requirements for the twelve month period ending May 31, 2009, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending May 31, 2009

OPERATING EXPENDITURES

          Marketing & Sales                                   $20,000
          General and Administrative                          $15,000
          Product development and website deployment          $20,000
          Legal and Accounting                                $20,000
                                                              -------

          TOTAL                                               $75,000
                                                              =======

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to obtain further funds as may be required for our continued operations. If required, we will pursue various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

EMPLOYEES

We do not currently plan to add more personnel to our company. As the number of our subscribers increase, we will consider outsourcing customer support or hiring additional personnel.

GOING CONCERN

Due to our being a development stage company and not having generated substantial revenues, in their report on our financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through May 31, 2008 have incurred losses of $57,457 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

     *    the report of independent accountants

     *    balance sheet as of May 31, 2008

     * statements of operations, cash flows and stockholders' equity from the incorporation date to May 31, 2008

     *    notes to the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Moore & Associates, Chartered are our principal independent accountants. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our sole Officer and Director, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our sole Officer and Director concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT")) were effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS AND PROCEDURES

There were no changes in our internal controls over financial reporting, that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION.

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer:

   Name                  Age                 Positions and Offices Held
   ----                  ---                 --------------------------

Aaron Bard               25         President, Treasurer, Secretary and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our director and executive officer during at least the past five years, indicating his business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

MR. AARON BARD, PRESIDENT, TREASURER, SECRETARY AND DIRECTOR

Mr. Aaron Bard has been our President and Director since September 13th 2006. Over the past five years Mr. Bard has been a full-time instructor, including computer-related instruction, at the "Bletz" Yeshiva in Jerusalem, Israel. In this capacity, one of his functions is to interact with children between the ages of 6 and 18 years. Through instructing children in the use of computers Mr. Bard identified a need for a user-friendly software package aimed at children that will enable them to organize and assort personal photographs into an interactive slide show. Our officers and sole director are not directors in any other reporting companies. Our officers and our sole director has not been affiliated with any company that has filed for bankruptcy within the last five years. We are not aware of any proceedings to which our director and officers, or any associate of any such director or officers, is a party adverse to us.

The Company's directors serve for a term of one year or until their respective successors are elected at our annual shareholders' meeting and is qualified, subject to removal by our shareholders. The Company's officers serve, at the pleasure of the Board of Directors, for a term of one year or until the successor is elected at the annual meeting of the Board of Directors and is qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended May 31, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

AUDITORS; CODE OF ETHICS; FINANCIAL EXPERT

Our principal independent accountant is Moore & Associates, Chartered. We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officer. We do not have a "financial expert" on the Board of Directors. The Board of Directors has not established a Code of Ethics as we currently only have one executive officer.

NOMINATING AND AUDIT COMMITTEES

The Board of Directors of the Company has not established an audit committee or nominating committee. Since we do not have a nominating or audit committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board is of the opinion that such committees are not necessary since the Company currently has only one director, and to date, such director has been performing the functions of such committees.

POTENTIAL CONFLICTS OF INTEREST

We are not aware of any current or potential conflicts of interest with any of our executive officer and director.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.


                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Total($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  --------
Aaron Bard (1)  2008      $0         $0         $0           $0           $0              $0              $0            $0
President,      2007      $0         $0         $0           $0           $0              $0              $0            $0
Secretary,
Treasurer and
Director

Alan Sacks      2008      $0         $0         $0           $0           $0              $0              $0            $0
                2007      $0         $0         $0           $0           $0              $0              $0            $0

----------
(1) Alan Sacks resigned as Secretary, Treasurer and director on May 29, 2008 and was concurrently replaced by Mr. Aaron Bard.

Since our date of incorporation to the date hereof, our executive officers have not received and are not accruing any compensation. The officers anticipate that they will not receive, accrue, earn, be paid or awarded any compensation during the first year of operations. We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

DIRECTOR COMPENSATION TABLE


                          Fees                              Non-Equity      Nonqualified
                         Earned                             Incentive         Deferred
                        Paid in      Stock      Option        Plan          Compensation      All Other
    Name                Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----                -------     ---------  ---------  ---------------    -----------    ---------------   --------

Aaron Bard       2008    $0           $0         $0            $0                $0              $0             $0
President,       2007    $0           $0         $0            $0                $0              $0             $0
Secretary,
Treasurer and
Director

Alan Sacks (1)   2008    $0           $0         $0            $0                $0              $0             $0
                 2007    $0           $0         $0            $0                $0              $0             $0

----------
(1)  Alan Sacks resigned as a Secretary, Treasurer and a Director on May 29,
     2008.

All compensation received by the officers and directors has been disclosed.

OUTSTANDING EQUITY AWARDS

As of May 31, 2008, no executive officer or director, or any former executive officer or director held unexercised options, stock that had not vested, or equity incentive plan awards.

GRANTS OF STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

No stock options or stock appreciation rights were granted to any executive officer, or any former executive officer and none hold unexercised options, stock that had not vested, or equity incentive plan awards.

OPTIONS/SAR EXERCISE

None of our directors, executive officers, or former directors or executive officers were issued any stock options or stock appreciation rights during the during the period from June 27, 2006 (inception) until May 31, 2008, and none of them holds unexercised stock options held as of such date.

LONG TERM INCENTIVE PLAN AWARDS.

We have no long-term incentive plans.

COMPENSATION OF DIRECTORS

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of July 24, 2008, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

                       Name and Address of           Amount and Nature
Title of Class         Beneficial Owner (2)       of Beneficial Ownership          Percentage of Class (1)
--------------         --------------------       -----------------------          -----------------------
Common Stock              Mr. Alan Sacks                5,012,000                          55.5%

Common Stock              Mr. Aaron Bard                2,500,000                          27.7%

All Officers as a Group                                 7,512,000                          83.2%

----------
(1)  Based on 9,022,600 shares of our common stock outstanding.
(2) The address for Mr. Sacks is 3625 Blubonnet Road, North Vancouver BC V7R 4C9. The address for Mr. Bard is 15 Zichron Ya'acov, Suite 23 Entrance B. Jerusalem, Israel 94421.

CHANGES IN CONTROL

There are no present arrangements or pledges of the Company's securities, known to management, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

On September 13, 2006, we sold 2,500,000 shares of our common stock to Mr. Aaron Bard, our President and director, for cash payment to us of $2,500. We believe this issuance was deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On October 31, 2006, we sold 5,012,000 shares of our common stock to Mr. Alan Sacks, our Secretary, Treasurer and director, for cash payment to us of $5,012. We believe this issuance was deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Nevertheless, we believe that Mr. Aaron Bard currently meets the definition of "independent" as promulgated by the rules and regulations of the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following is a summary of the fees billed to us by Moore & Associates for professional services rendered for the past two fiscal years:

Fee Category                Fiscal 2008 Fees        Fiscal 2007 Fees
------------                ----------------        ----------------

Audit Fees                      $4,000                  $2,000
Audit-Related Fees              $2,000                  $1,000
Tax Fees                        $    0                  $    0
All Other Fees                  $    0                  $    0

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates in connection with statutory and regulatory filings or engagements.

POLICY ON PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

We do not have an Audit Committee. Nevertheless, the Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                     PART IV

ITEM 15. EXHIBITS AND 8-K FILINGS.

Exhibit No.                        Exhibit Description
-----------                        -------------------

   3.1 Certificate of Incorporation of the Company (annexed as Exhibit 3.1to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 19, 2007).

   3.2 Bylaws of Company (annexed as Exhibit 3.2 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 19, 2007).

   31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Financial Officer*

   32.2 Section 1350 Certification of Principal Executive Officer and Financial Officer*

FILINGS ON 8-K

May 29, 2008 - reporting the resignation of Mr. Alan Sacks and the appointment of Mr. Aaron Bard.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              YOUR DIGITAL MEMORIES, INC.


Date: July 24, 2008           By: /s/ Aaron Bard
                                 -----------------------------------------------
                              Name:  Aaron Bard
                              Title: President, CEO, Treasurer, Secretary
                                     and Director (Chief Executive Officer,
                                     Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

      Signature                                           Title                                 Date
      ---------                                           -----                                 ----

/s/ Aaron Bard                     President, CEO, Treasurer, Secretary and Director        July 24, 2008
----------------------------       (Chief Executive Officer, Principal Financial
Aaron Bard                         and Accounting Officer)

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Your Digital Memories, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Your Digital Memories, Inc. (A Development Stage Company) as of May 31, 2008 and May 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2008, and May 31, 2007 and since inception on June 27, 2006 through May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Your Digital Memories, Inc. (A Development Stage Company) as of May 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2008, and May 31, 2007 and since inception on June 27, 2006 through May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $57,457, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
July 21, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

                           Your Digital Memories, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                  May 31, 2008

                                                                   2008               2007
                                                                 --------           --------
ASSETS

Current:
  Cash                                                           $    688           $ 50,063
                                                                 --------           --------
Property and Equipment
  Computer equipment, net of amortization                           5,497                 --
  Website, net of amortization                                     17,500                 --
                                                                 --------           --------

                                                                   22,997                 --
                                                                 --------           --------

Total Assets                                                     $ 23,685           $ 50,063
                                                                 ========           ========

LIABILITIES

Accounts payable and accruals                                    $  3,000           $     --
                                                                 --------           --------

Total Current Liabilities                                           3,000                 --
                                                                 --------           --------
STOCKHOLDERS` EQUITY (NOTE 4)
  Common stock authorized -
   100,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   9,022,600 common shares                                            902                902
  Additional paid in capital                                       77,240             77,240
  Deficit accumulated during the development stage                (57,457)           (28,079)
                                                                 --------           --------

Total Stockholders' Equity                                         20,685             50,063
                                                                 --------           --------

Total Liabilities and Stockholders' Equity                       $ 23,685           $ 50,063
                                                                 ========           ========


    The accompanying notes are an integral part of these financial statements

                           Your Digital Memories, Inc.
                          (A Development Stage Company)
                            Statements of Operations
       For the year ended May 31, 2008, the period ended May 31, 2007 and the period since inception (June 27, 2006) to May 31, 2008

                                                                                                    Period from
                                                                                                     Inception
                                                          Year-ended          Period-ended       (June 27, 2006) to
                                                            May 31,              May 31,              May 31,
                                                             2008                 2007                 2008
                                                          ----------           ----------           ----------
Revenue                                                   $    1,161           $       --           $    1,161

Expenses:
  Consulting                                                   8,500                1,672               10,172
  Depreciation                                                 4,000                   --                4,000
  Filing fees                                                  1,560                  807                2,367
  General and administrative                                   5,499                1,646                7,145
  Professional fees                                           11,557               24,000               35,557
                                                          ----------           ----------           ----------

Total expenses                                               (31,116)             (28,124)             (59,240)
                                                          ----------           ----------           ----------

Loss before interest income                                  (29,955)             (28,124)             (58,079)

Interest income                                                  577                   45                  622
                                                          ----------           ----------           ----------

Loss before income taxes                                     (29,378)             (28,079)             (57,457)

Provision for income taxes                                        --                   --                   --
                                                          ----------           ----------           ----------

Net (loss)                                                $  (29,378)          $  (28,079)          $  (57,457)
                                                          ==========           ==========           ==========

Basic and diluted (loss) per common share                 $       (a)          $       (a)          $    (0.00)
                                                          ==========           ==========           ==========

Weighted average number of common shares outstanding       9,022,600            5,061,492            1,840,000
                                                          ==========           ==========           ==========

----------
(a) Less than $0.01 per share


    The accompanying notes are an integral part of these financial statements

                           Your Digital Memories, Inc.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                 From June 27, 2006 (inception) to May 31, 2008

                                                                                              Deficit
                                                                                            Accumulated
                                                                              Additional      During
                                                         Common Shares         Paid-in      Development       Total
                                                  Issued Shares     Amount     Capital         Stage         Equity
                                                  -------------     ------     -------         -----         ------
Balance, June 27, 2006 (date of inception)                 --      $   --      $     --     $      --       $     --

Shares issued to director on June 27, 2006
 @ $0.001 per share                                   100,000          10            90            --             90

Shares issued to director on Sept 12, 2006
 @ $0.001 per share                                 2,500,000         250         2,250            --          2,500

Shares issued to director on Oct 31, 2006
 @ $0.001 per share                                 5,012,000         501         4,511            --          5,012

Private placement closed April 30, 2007
 @ $0.05 per share                                  1,410,600         141        70,889            --         70,530

Net (loss)                                                 --          --            --       (28,079)       (28,079)
                                                    ---------      ------      --------     ---------       --------

Balance, May 31, 2007                               9,022,600         902        77,740       (28,079)        49,963

Net loss                                                   --          --            --       (29,378)       (29,378)
                                                    ---------      ------      --------     ---------       --------

BALANCE, MAY 31, 2008                               9,022,600      $  902      $ 77,740     $ (57,457)      $ 20,585
                                                    =========      ======      ========     =========       ========


    The accompanying notes are an integral part of these financial statements

                           Your Digital Memories, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
       For the year ended May 31, 2008, the period ended May 31, 2007 and the period since inception (June 27, 2006) to May 31, 2008

                                                                                                     Period from
                                                                                                      Inception
                                                                  Year-ended      Period-ended    (June 27, 2006) to
                                                                    May 31,          May 31,           May 31,
                                                                     2008             2007              2008
                                                                  --------          --------          --------
OPERATING ACTIVITIES
  Net (loss)                                                      $(29,378)         $(28,079)         $(57,457)
  Depreciation                                                       4,000                --             4,000
  Increase in accounts payable                                       3,000                --             3,000
                                                                  --------          --------          --------
Cash used by operating activities                                  (22,378)          (28,079)          (50,457)
                                                                  --------          --------          --------
FINANCING ACTIVITIES
  Proceeds on sale of stock                                             --            78,142            78,142
                                                                  --------          --------          --------
Cash from financing activities                                          --            78,142            78,142
                                                                  --------          --------          --------
INVESTING ACTIVITIES
  Purchase of computer equipment and website                       (26,997)               --           (26,997)
                                                                  --------          --------          --------
Cash used in investing activities                                  (26,997)               --           (26,997)
                                                                  --------          --------          --------

Increase in cash                                                   (49,375)           50,063               688
Cash, opening                                                       50,063                --                --
                                                                  --------          --------          --------

Cash, closing                                                     $    688          $ 50,063          $    688
                                                                  ========          ========          ========
Supplemental information:
  Taxes paid                                                      $     --          $     --          $     --
                                                                  --------          --------          --------
  Taxes paid                                                      $     --          $     --          $     --
                                                                  --------          --------          --------
Non-cash activities:
  Stock issued for services                                       $     --          $     --          $     --
                                                                  ========          ========          ========
  Stock issued for accounts payable                               $     --          $     --          $     --
                                                                  ========          ========          ========
  Stock issued for notes payable and interest                     $     --          $     --          $     --
                                                                  ========          ========          ========
  Stock issued for convertible debentures and interest            $     --          $     --          $     --
                                                                  ========          ========          ========
  Convertible debentures issued for services                      $     --          $     --          $     --
                                                                  ========          ========          ========
  Warrants issued                                                 $     --          $     --          $     --
                                                                  ========          ========          ========
  Stock issued for penalty on default of convertible debenture    $     --          $     --          $     --
                                                                  ========          ========          ========
  Note payable issued for finance charges                         $     --          $     --          $     --
                                                                  ========          ========          ========
  Forgiveness of note payable and accrued interest                $     --          $     --          $     --
                                                                  ========          ========          ========

    The accompanying notes are an integral part of these financial statements

                           Your Digital Memories, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Your Digital Memories, Inc. ("the Company"), incorporated in the state of Nevada on June 27, 2006.

The company has limited operations and in accordance with SFAS#7 is considered to be in the development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, cash flows include all highly liquid investments with a maturity of three months or less.

FINANCIAL INSTRUMENT

The Company's financial instrument consists of amount due to stockholder.
The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of May 31, 2008.

                           Your Digital Memories, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                     2008
                      --------------------------------------        2007
                                 Accumulated        Net Book      Net Book
                      Cost       Amortization        Value         Value
                      ----       ------------        -----         -----

Computer equipment   $ 5,997       $   500          $ 5,497       $    --
Website               21,000         3,500           17,500            --
                     -------       -------          -------       -------

Total                $26,997       $ 4,000          $22,997       $    --
                     =======       =======          =======       =======

Amortization is taken over 3 years on a straight line basis.

                           Your Digital Memories, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 4 - STOCKHOLDERS' EQUITY

COMMON SHARES - AUTHORIZED

The company has 100,000,000 common shares authorized at a par value of $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company.

COMMON SHARES - ISSUED AND OUTSTANDING

On June 27, 2006 (inception), the Company issued 100,000 shares of its common stock to a director for cash consideration of $100. See Note 4.
Common Shares - Issued and Outstanding (continued)

On September 13, 2006, the Company issued 2,500,000 shares of its common stock to a director for cash consideration of $2,500. See Note 4.

On October 31, 2006, the Company issued 5,012,000 shares of its common stock to a director for cash consideration of $5,012. See Note 4.

On April 30, 2007, the Company completed a private placement for 1,410,600 common shares at $0.05 per share for total consideration of $70,530.

As of May 31, 2008, the Company had 9,022,600 common shares issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. A director of the Company provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On June 27, 2006 (inception) the Company issued 100,000 shares of its common stock to a director for cash. See Note 3.

On September 13, 2006, the Company issued 2,500,000 shares of its common stock to its director for cash. See Note 3.

On October 31, 2006, the Company issued 5,012,000 shares of its common stock to a director for cash. See Note 3.

                           Your Digital Memories, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 6 - GOING CONCERN

The accompanying financial statement have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period of inception to May 31, 2008 of $57,457. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $12,640, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $57,457.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

STATEMENT NO. 150 - ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (ISSUED 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

STATEMENT NO. 151 - INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

                           Your Digital Memories, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

STATEMENT NO. 152 - ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS (AN AMENDMENT OF FASB STATEMENTS NO. 66 AND 67)

This Statement amends FASB Statement No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS.

This Statement also amends FASB Statement No. 67, Accounting FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

STATEMENT NO. 153 - EXCHANGES OF NON-MONETARY ASSETS (AN AMENDMENT OF APB OPINION NO. 29)

The guidance in APB Opinion No. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

STATEMENT NO. 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3)

This Statement replaces APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS NO. 155 - ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140

This statement amends FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

                           Your Digital Memories, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS NO. 156 - ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

SFAS NO. 157 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008.

SFAS NO. 158 - EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS-AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R))

This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS NO. 159 - THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115

This statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

SFAS NO. 160 NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS-AN AMENDMENT OF ARB NO. 51

This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure.

                           Your Digital Memories, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS NO. 161

This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133.

SFAS 162

This statement indentifies the sources of accounting principles and the framework for selecting the principles to by used in the preparation of financial statements for entities that are presented in conformity with generally accepted accounting principles in the United States, (the GAAP hierarchy).

FIN NO. 48

In June 2006, the FASB issued Interpretation No. 48 ("FIN No. 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007.

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43." EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted.

Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. SAB No. 108.

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent's interest in a subsidiary changes.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.