Form 10-Q
period 2008-08-31
Waste to Energy Group Inc.
filed 2008-10-15
CIK 1400000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2008

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to ______________

                        Commission File Number 000-52784

                           WASTE TO ENERGY GROUP INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                           N/A
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

4801 Alhambra Circle, Coral Gables, Florida                33146
(Address of principal executive offices)                 (Zip Code)

                                 (305) 529-4888
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

50,265,000 shares issued and outstanding as of October 15, 2008

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our  financial  statements  are stated in United  States  Dollars  (US$) and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

                           Waste to Energy Group Inc.
                     (formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets

                                                                           August 31,          May 31,
                                                                             2008               2008
                                                                           --------           --------
                                                                         (unaudited)          (Audited)
ASSETS

Current Assets
  Cash                                                                     $    847           $    688
                                                                           --------           --------
Non-current
  Computer equipment, net of amortization                                     4,997              5,497
  Website, net of amortization                                               15,750             17,500
                                                                           --------           --------
      Total Non-current                                                      20,747             22,997

      Total Assets                                                         $ 21,594           $ 23,685
                                                                           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accruals                                            $ 12,567           $  3,000
                                                                           --------           --------
      Total Liabilities                                                      12,567              3,000
                                                                           --------           --------

Stockholders' Equity (Note 4, 5)
  Preferred Stock, authorized 50,000,000 shares, par value 0.0001
  Common Stock, authorized 100,000,000 shares, par value 0.0001

Issued and outstanding:
  9,022,600 common shares                                                       902                902
  Additional paid-in capital                                                 77,240             77,240
  Deficit accumulated during the development stage                          (69,115)           (57,457)
                                                                           --------           --------

      Total Stockholders' Equity                                              9,027             20,685
                                                                           --------           --------

Total Liabilities and Stockholders' Equity                                 $ 21,594           $ 23,685
                                                                           ========           ========


   The accompanying notes are an integral part of these financial statements

                           Waste to Energy Group Inc.
                     (formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                                     Period from
                                                                                      Inception
                                           Three Months         Three Months        (June 27, 2006)
                                              Ended                Ended                  to
                                            August 31,           August 31,           August 31,
                                               2008                 2007                 2008
                                            ----------           ----------           ----------
REVENUE                                     $      387           $       --           $    1,548

OPERATING EXPENSES
  General and Administrative                     1,743                2,634                8,888
  Professional Fees                              4,184                5,000               39,741
  Consulting                                        --                   --               10,172
  Depreciation                                   2,250                   --                6,250
  Filing Fees                                    3,867                  660                6,234
                                            ----------           ----------           ----------

      Total Expenses                            12,044                8,294               71,285
                                            ----------           ----------           ----------

Loss from operations                           (12,044)              (8,294)             (69,737)

Interest income                                     --                  161                  622
                                            ----------           ----------           ----------

Loss before income taxes                       (12,044)              (8,133)             (69,115)

Provision for income taxes                          --                   --
                                            ----------           ----------           ----------

Net loss                                    $  (11,657)          $   (8,133)          $  (69,115)
                                            ==========           ==========           ==========

Basic and Diluted (Loss) per Share          $   (0.001)                   a           $    (0.04)
                                            ==========           ==========           ==========

Weighted Average
  Number of Shares (Note 4)                  9,022,600            6,194,553            1,840,000
                                            ==========           ==========           ==========

----------
a = Less than ($0.01) per share

   The accompanying notes are an integral part of these financial statements

                           Waste to Energy Group Inc.
                     (formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                                    Common Stock
                                                --------------------        Paid in     Accumulated       Total
                                                Shares        Amount        Capital       Deficit        Equity
                                                ------        ------        -------       -------        ------
INCEPTION JUNE 27, 2006                              --       $   --       $     --      $     --       $     --
Common Shares issued to
 director for cash  June 27, 2006               100,000           10             90                           00

Common Shares issued to                       2,500,000          250          2,250                        2,500
 director for cash Sept 12, 2006

Common Shares issued to                       5,012,000          501          4,511                        5,012
 director for cash  October 31, 2006

Private placement closed April 30, 2007       1,410,600          141         70,389                       70,530

Net loss for the year                                                                     (28,079)       (28,079)
                                             ----------       ------       --------      --------       --------
BALANCE, MAY 31, 2007                         9,022,600          902         77,240       (28,079)        50,063

Net loss for the year                                                                     (29,378)       (29,378)
                                             ----------       ------       --------      --------       --------
BALANCE, MAY 31, 2008                         9,022,600          902         77,240       (57,457)        20,685

Net loss for the period                                                                   (11,657)       (11,657)
                                             ----------       ------       --------      --------       --------

BALANCE, AUGUST 31, 2008                      9,022,600       $  902       $ 77,240      $(69,114)      $  9,028
                                             ==========       ======       ========      ========       ========


   The accompanying notes are an integral part of these financial statements

                           Waste to Energy Group Inc.
                     (formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                                     Period from
                                                                                                      Inception
                                                               Three Months       Three Months      (June 27, 2006)
                                                                  Ended              Ended                to
                                                                August 31,         August 31,         August 31,
                                                                   2008               2007               2008
                                                                 --------           --------           --------
Operating Activities
  Net income (loss)                                              $(11,657)          $ (8,133)          $(69,114)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                      2,250                 --              6,250
  Changes in operating assets and liabilities:
  Accounts payable and accrued liabilities                          9,567                 --             12,567
                                                                 --------           --------           --------
Net Cash (Used) by Operating Activities                               160             (8,133)           (50,297)
                                                                 --------           --------           --------
Financing Activities
  Proceeds from sale of Common Stock                                   --             78,142             78,142
                                                                 --------           --------           --------
Cash Provided by Financing Activities                                  --             78,142             78,142
                                                                 --------           --------           --------
Investing Activities
  Purchase of computer equipment and website                           --                 --            (26,997)
                                                                 --------           --------           --------
Cash used in investing activities                                      --                 --            (26,997)
                                                                 --------           --------           --------

(Decrease) Increase in Cash during the period                         160             (8,132)               847
Cash, Beginning of Period                                             686             50,062                 --
                                                                 --------           --------           --------

Cash, End of Period                                              $    847           $ 41,930           $    847
                                                                 ========           ========           ========
Supplemental disclosure with respect to cash flows:              $     --           $     --           $     --
  Cash paid for income taxes                                     $     --           $     --           $     --
  Cash paid for interest


   The accompanying notes are an integral part of these financial statements

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008


NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Your Digital Memories, Inc. ("the Company") was incorporated in the state of Nevada on June 27, 2006.

Waste to Energy Group Inc., a wholly-owned subsidiary of Your Digital Memories Inc., was incorporated in the state of Nevada on August 13, 2008. Waste to Energy Group Inc. and Your Digital Memories Inc. entered into an Agreement and Plan of Merger on August 14, 2008. The board of directors of Waste to Energy and Your Digital Memories Inc. deemed it advisable and in the best interest of their respective companies and shareholders that Waste to Energy be merged with and into Your Digital Memories Inc. with Your Digital Memories Inc. remaining as the surviving corporation under the name Waste to Energy Group Inc.

On August 27, 2008 Aaron Bard resigned as President, Secretary, Treasurer and Director of Waste to Energy Group Inc. and Maria C. Maz was appointed President, Secretary, Treasurer and Director of Waste to Energy Group Inc. prior to Mr. Bard's resignation.

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

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                      08/31/08          05/31/08
                                    Accumulated       Net Book          Net Book
                      Cost          Amortization        Value            Value
                      ----          ------------        -----            -----

Computer equipment   $ 5,997          $ 1,000          $ 4,997          $ 5,497
Website               21,000            5,250           15,750           17,500
                     -------          -------          -------          -------

Total                $26,997          $ 6,250          $20,747          $22,997
                     =======          =======          =======          =======

Amortization is taken over 3 years on a straight line basis. The Company is considering selling these assets.

NOTE 3 - STOCKHOLDERS' EQUITY

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

As of the three months ending August 31, 2008, the Company had 9,022,600 common shares issued and outstanding.

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008


NOTE 4 - RELATED PARTY TRANSACTIONS

On June 27, 2006 (inception) the Company issued 100,000 shares of its common stock to a director for cash. See Note 3.

On September 13, 2006, the Company issued 2,500,000 shares of its common stock to its director for cash. See Note 3.

On October 31, 2006, the Company issued 5,012,000 shares of its common stock to a director for cash. See Note 3.

During the three months ending August 31, 2008 the accounts payable included expenses of $879 incurred on behalf of the Company due to the President of the Company through a company controlled by the President. This amount remains outstanding as of August 31, 2008

Subsequent to the three months ending August 31, 2008 the Company received letters from Mr. Alan Sacks, Director and Mr. Aaron Bard, Director, who resigned from the Company on August 27, 2008, requesting the Company to cancel 5,012,000 shares and 2,000,000 shares, respectively, of the common stock of Your Digital Memories Inc. the predecessor company to Waste to Energy Group Inc.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period of inception to the three months ending August 31, 2008 of $69,155. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008


NOTE 6 - INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $15,205, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $69,115.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behaviour (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 8 SUBSEQUENT EVENTS

Subsequent to the three months ending August 31, 2008 the Company authorized to effect a forward split of the Company's stock on a 25 new for 1 old basis, such that its authorized capital shall increase from 100,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001 and, correspondingly, its issued and outstanding shares of common stock shall increase from 9,022,600 shares of common stock to 50,265,000 shares of common stock. The effective date for the forward stock split shall be September 3, 2008. The forward split will result in a mandatory exchange of share certificates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and "Waste to Energy" mean Waste to Energy Group Inc., unless otherwise indicated.

GENERAL OVERVIEW

The address of our principal executive office is 4801 Alhambra Circle, Coral Gables, Florida, 33146. Our telephone number is (305) 529-4888.

Our common stock is quoted on the OTC Bulletin Board under the symbol "WTEG".

We were incorporated on June 27, 2006 under the laws of the state of Nevada.

CURRENT OPERATIONS

Waste to Energy Group Inc., a wholly-owned subsidiary of Your Digital Memories Inc., was incorporated in the state of Nevada on August 13, 2008. Waste to Energy Group Inc. and Your Digital Memories Inc. entered into an Agreement and Plan of Merger on August 14, 2008. The board of directors of Waste to Energy Group Inc. and Your Digital Memories Inc. deemed it advisable and in the best interest of their respective companies and shareholders that Waste to Energy Group Inc. be merged into Your Digital Memories Inc., with Your Digital Memories Inc. remaining as the surviving corporation under the name Waste to Energy Group Inc.

On August 27, 2008 Aaron Bard resigned as President, Secretary, Treasurer and Director of Waste to Energy Group Inc. and Maria C. Maz was appointed President, Secretary, Treasurer and Director of Waste to Energy Group Inc. prior to Mr. Bard's resignation.

Subsequent to the quarter ended August 31, 2008 the Company authorized to effect a forward split of the Company's stock on a 25 new for 1 old basis, such that its authorized capital shall increase from 100,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001 and, correspondingly, its issued and outstanding shares of common stock shall increase from 9,022,600 shares of common stock to 50,265,000 shares of common stock. The effective date for the forward stock split was September 3, 2008. The forward split will result in a mandatory exchange of share certificates.

Along with the change of name, stock split and new symbol, on September 4, 2008 the Company entered into a memorandum of understanding with Waste to Energy Group LLC, a Nevada limited liability company, and the shareholders of Waste to Energy Group LLC. Pursuant to the terms of the memorandum of understanding, we have agreed to acquire all of the issued and outstanding shares of Waste to Energy Group LLC's common stock in exchange for the transfer of 15,000,000 shares of the Company's common stock to the shareholders of Waste to Energy Group LLC from a shareholder of the Company. The shareholders of Waste to Energy Group LLC may also earn a further 8,500,000 shares of the Company from treasury by meeting certain performance criteria that are listed in the memorandum of understanding.

BUSINESS OF WASTE TO ENERGY GROUP LLC

The Waste to Energy Group, LLC is a leading source of waste-to-energy conversion technology. The company acts as system integrators with unique processes and technology which convert a waste stream into a variety of revenue producing products and renewable energy. These technologies include biological, chemical, thermal and mechanical. They are capable of converting post-recycled residual solid waste into useful products and chemicals, algae to biofuel, green fuels such as hydrogen, natural gas, ethanol and biodiesel, as well as, providing a source of clean, renewable energy.

The technology is modular and designed for scalability or to add to existing systems and processes. This creates flexibility in deployment for cities and municipalities with environmentally sound solutions. The company's unique systems are an alternative to the current landfill and incineration practices with a 90-99% diversion from landfills and attain a 95-99% recycle rate. They are 100% environmentally safe with no secondary pollutions, well below the KOTO, IPPC and EPA requirements, providing an excellent source of clean, renewable energy to meet the world's problems.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JULY 31, 2008, COMPARED TO THREE MONTH PERIOD ENDED JULY 31, 2007

From the date of our incorporation on June 27, 2006 to August 31, 2008, we have been a start up company that has not generated substantial revenues.

Our operating expenses are classified primarily into the following three categories:

Professional fees incurred by our company during the three months ended August 31, 2008 were $4,184 and during the three months ended August 31, 2007 were $5,000.

Consulting fees incurred by our Company during the three months ended August 31, 2008 were $0.00 and during the three months ended August 31, 2007 were $0.00;

During the three months ended August 31 2008, expenses from continuing operations incurred were $1,743 for general and administrative expenses and $3,867 for filing fees and during the three months ended August 31, 2007 were $2,634 for general and administrative expenses and $660 for filing fees.

REVENUE

We have not generated substantial revenues since our inception and we do not anticipate generating substantial revenues in the upcoming quarter.

EXPENSES

Our operating expenses for the three month periods ended July 31, 2008 and 2007 are outlined in the table below:

                                             Three Months Ended July 31,
                                                2008             2007
                                               ------           -----
           General and administrative          $1,743           2,634
           Professional Fees                   $4,184           5,000
           Consulting                          $   --              --
           Depreciation                        $2,250              --
           Filing Fees                         $3,867             660

Operating expenses for the three months ended July 31, 2008, increased by 69% as compared to the comparative period in 2007 primarily as a result of an increase in depreciation and filing fees.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

Our principal capital resources have been through the issuance of common stock and shareholder loans and advances from related parties.

As of the three months ended August 31, 2008, we had a working capital deficit of $11,720.

As of the three months ended August 31, 2008, our total assets were $21,594 which consisted primarily of cash of $847, computer equipment of $4,997 and website of $15,750.

As of the three months ended August 31, 2008 our total liabilities were $12,567.

Operating expenses for the three months ended August 31, 2008 were $12,044 compared to $8,294 for the three months ended August 31, 2007.

For the three months ended August 31, 2008, we incurred a net loss of $11,657 compared to $8,133 for the three months ended August 31, 2007. The principal components of the net loss for the three months ended August 31, 2008 were professional fees, filing fees, general and administrative expenses.

As of the three months ended August 31, 2008, we had cash on hand of $688.

We have historically incurred losses, and through August 31, 2008 have incurred losses of $69,115 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependant upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in equity interests of our current and future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenue adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

FUTURE FINANCINGS

We will require additional financing in order to enable us to proceed with our plan of operations and to pay for our ongoing operating expenses. These expenses include audit, legal and office expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended April 30, 2008, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our sole Officer and Director, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on management's evaluation as of the end of the period covered by this quarterly report, our sole Officer and Director concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in rules 13a-15e and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT") were effective in ensuring that the information required to be disclosed by us in the reports we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE ACTIVITIES IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

WE HAVE HAD LIMITED CASH FLOWS FROM OPERATIONS SINCE INCEPTION. WE WILL REQUIRE SIGNIFICANT ADDITIONAL FINANCING, THE AVAILABILITY OF WHICH CANNOT BE ASSURED, AND IF OUR COMPANY IS UNABLE TO OBTAIN SUCH FINANCING, OUR BUSINESS MAY FAIL.

To date, we have had limited cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

     *    support our planned growth and carry out our business plan;
     *    continue scientific progress in our research and development programs;
     * address costs and timing of conducting clinical trials and seek regulatory approvals and patent prosecutions;
     *    address competing technological and market developments; and
     *    establish additional collaborative relationships.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through August 31, 2008, we have incurred a net loss of $69,115. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core technology, which itself is subject to numerous risks.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology.

OUR INABILITY TO COMPLETE OUR PRODUCT DEVELOPMENT ACTIVITIES SUCCESSFULLY MAY SEVERELY LIMIT OUR ABILITY TO OPERATE AND FINANCE OPERATIONS.

Commercialization of our core technology will require significant additional research and development as well as substantial clinical trials. We believe that the United States will be the principal market for our technology, as will any country in the world where the need for waste-to-energy conversion technology exists. We may not be able to successfully complete development of our core technology, or successfully market our technology. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. Our core technology may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our core technology. Whether or not any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue.

WE MAY LOSE OUR COMPETITIVENESS IF WE ARE NOT ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY RIGHTS AGAINST INFRINGEMENT, AND ANY RELATED LITIGATION MAY BE TIME-CONSUMING AND COSTLY.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of patents and trade secrets. This, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

OUR COMPANY MAY BECOME SUBJECT TO INTELLECTUAL PROPERTY LITIGATION WHICH MAY HARM OUR BUSINESS.

Our success depends in part on our ability to develop commercially viable products without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which may prohibit or limit our ability to market our products or maintain a competitive position. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation may divert management's attention from developing our technology and may force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialization of our technology.

IF OUR COMPANY COMMERCIALIZES OR TESTS OUR TECHNOLOGY, OUR COMPANY WILL BE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS WHICH MAY AFFECT OUR EARNINGS AND FINANCIAL CONDITION.

We face an inherent business risk of exposure to product liability claims in the event that the use of our core technology during research and development efforts, including clinical trials, or after commercialization, results in adverse affects. As a result, we may incur significant product liability exposure, which may exceed any insurance coverage that we obtain in the future.

Even if we elect to purchase such issuance in the future, we may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims may increase our operating loss and affect our financial condition.

IF  WE  FAIL  TO   EFFECTIVELY   MANAGE  THE  GROWTH  OF  OUR  COMPANY  AND  THE
COMMERCIALIZATION OR LICENSING OF OUR TECHNOLOGY, OUR FUTURE BUSINESS RESULTS COULD BE HARMED AND OUR MANAGERIAL AND OPERATIONAL RESOURCES MAY BE STRAINED.

As we proceed with the development of our technology and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to manage operations, handle business development efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

IF WE DO NOT KEEP PACE WITH OUR COMPETITORS, TECHNOLOGICAL ADVANCEMENTS AND MARKET CHANGES, OUR TECHNOLOGY MAY BECOME OBSOLETE AND OUR BUSINESS MAY SUFFER.

The market for our technology is very competitive, is subject to rapid technological changes and varies for different individual products. We believe that there are potentially many competitive approaches being pursued that compete with our technology, including some by private companies for which information is difficult to obtain.

Many of our competitors have significantly greater resources and have developed products and processes that directly compete with our technology. Our competitors may develop, or may in the future develop, new technologies that directly compete with our technology or even render our technology obsolete. Our technology is designed to develop a conversion of waste-to-energy. Even if we are able to demonstrate improved or equivalent results from our technology, our technology may suffer a competitive disadvantage. Finally, to the extent that others develop new technologies that address the targeted application for our current technology, our business will suffer.

OUR BUSINESS IS SUBJECT TO COMPREHENSIVE GOVERNMENT REGULATION AND ANY CHANGE IN SUCH REGULATION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR COMPANY.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our company. Any or all of these situations may have a negative impact on our operations.

RISKS RELATED TO OUR COMMON STOCK

TRADING IN OUR COMMON SHARES ON THE OTC BULLETIN BOARD IS LIMITED AND SPORADIC MAKING IT DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES OR LIQUIDATE THEIR INVESTMENTS.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

THE FINANCIAL INDUSTRY REGULATORY AUTHORITY, OR FINRA, HAS ADOPTED SALES PRACTICE REQUIREMENTS WHICH MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number                               Description
------                               -----------
3.1(1)     Articles of Incorporation 3.2(2) Bylaws

3.3(3) Certificate of Change filed with the Secretary of State of Nevada on August 19, 2008

10.1(4)    Memorandum of Understanding dated September 3, 2008

31.1* Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

----------
*   Filed herewith
(1) Incorporated by reference to the Form SB-2 filed on June 19, 2007.
(2) Incorporated by reference to the Form SB-2 filed on June 19, 2007.
(3) Incorporated by reference to the Form 8-K filed on September 9, 2008.
(4) Incorporated by reference to the Form 8-K filed on September 9, 2008.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WASTE TO ENERGY GROUP INC.
                                    (Registrant)


Dated: October 15, 2008        /s/ Maria C. Maz
                               -------------------------------------------------
                               Maria C. Maz
                               President, Chief Executive Officer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)