Form 10-Q
period 2008-11-30
Waste to Energy Group Inc.
filed 2009-01-20
CIK 1400000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2008

                                       or

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

50,265,000 shares issued and outstanding as of January 14, 2009

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

                           Waste to Energy Group Inc.
                     (formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)

                                                                           November 30,          May 31,
                                                                              2008                2008
                                                                            ---------           ---------
                                                                           (unaudited)          (Audited)
ASSETS

Current Assets
  Cash                                                                      $      20           $     688
      Total current assets                                                         20                 688
                                                                            ---------           ---------
Non-current
  Computer equipment, net of amortization                                       6,609               5,497
  Website, net of amortization                                                 14,000              17,500
                                                                            ---------           ---------
      Total Non-current                                                        20,609              22,997
                                                                            ---------           ---------

      Total Assets                                                          $  20,628           $  23,685
                                                                            =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accruals                                             $  23,888           $   3,000
  Loans Payable                                                               177,454                  --
  Loans Payable - Related Party                                                49,114                  --
                                                                            ---------           ---------

      Total Liabilities                                                       250,457               3,000
                                                                            ---------           ---------
Stockholders' Equity (Note 4, 5)
  Preferred Stock, authorized 50,000,000 shares, par value $0.0001
  Common Stock, authorized 2,500,000,000 shares, par value $0.0001

Issued and outstanding:
  50,265,000 common shares                                                      5,026              22,557
  Additional paid-in capital                                                   73,116              55,585
  Contributed capital                                                           5,050                  --
  Deficit accumulated during the development stage                           (313,020)            (57,457)
                                                                            ---------           ---------

      Total Stockholders' Equity                                             (229,828)             20,685
                                                                            ---------           ---------

Total Liabilities and Stockholders' Equity                                  $  20,628           $  23,685
                                                                            =========           =========


    The accompanying notes are an integral part of these financial statements

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                      Period from
                              Three Months      Three Months      Six Months        Six Months         Inception
                                 Ended             Ended             Ended             Ended       (June 27, 2006) to
                              November 30,      November 30,      November 30,      November 30,       November 30,
                                 2008              2007              2008              2007               2008
                              -----------       -----------       -----------       -----------        -----------
REVENUE                       $        --       $        --       $       387       $        --        $     1,548

OPERATING EXPENSES
  General and
  Administrative                   13,089             1,417            14,832             4,052             21,977
  Professional Fees                15,064             1,580            19,247             6,580             54,805
  Consulting                       32,500                --            32,500                --             42,672
  Depreciation                      2,442                --             4,692                --              8,692
  Filing Fees                         810               400             4,677             1,060              7,044
  Impairment of Asset             180,000                --           180,000                --            180,000
                              -----------       -----------       -----------       -----------        -----------

      Total Expenses              243,905             3,397           255,949            11,692            315,190
                              -----------       -----------       -----------       -----------        -----------

Loss from operations          $  (243,905)      $    (3,397)      $  (255,949)      $   (11,692)       $  (313,642)
                              ===========       ===========       ===========       ===========        ===========

Interest income                        --               245                --               406                622

Loss before income taxes      $  (243,905)      $    (3,152)      $  (255,561)      $   (11,286)       $  (313,020)

Provision for income taxes             --                --                --                --                 --
                              -----------       -----------       -----------       -----------        -----------

Net loss                      $  (243,905)      $    (3,152)      $  (255,561)      $   (11,286)       $  (313,020)
                              ===========       ===========       ===========       ===========        ===========

Basic and Diluted (Loss)
 per Share                          (0.00)            (0.00)            (0.01)            (0.00)             (0.01)

Weighted Average Number
 of Shares (Note 4)            50,265,000         6,688,511        50,265,000         6,688,511         50,265,000
                              ===========       ===========       ===========       ===========        ===========


    The accompanying notes are an integral part of these financial statements

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                        Statement of Stockholders' Equity

                                     Common Stock
                                ----------------------     Paid in   Subscriptions   Contributed    Accumulated       Total
                                Shares          Amount     Capital    Receivable       Capital        Deficit         Equity
                                ------          ------     -------    ----------       -------        -------         ------
INCEPTION JUNE 27, 2006               --      $     --     $    --     $    --         $    --       $      --      $      --
Common Shares issued to
 director for cash
 June 27, 2006                 2,500,000           250        (150)                                                       100

Common Shares issued to
 director for cash
 September 12, 2006           62,500,000         6,250      (3,750)                                                     2,500

Common Shares issued to
 director for cash
 October 31, 2006            125,300,000        12,530      (7,518)                                                     5,012

Private placement closed
 April 30, 2007               35,265,000         3,527      67,003                                                     70,530

Net loss for the year                                                                                  (28,079)       (28,079)
                            ------------      --------     -------     -------         -------       ---------      ---------
BALANCE, MAY 31, 2007        225,565,000      $  2,557     $55,585     $    --         $    --       $ (28,079)     $  50,062

Net loss for the year                                                                                  (29,378)       (29,378)
                            ------------      --------     -------     -------         -------       ---------      ---------
BALANCE, MAY 31, 2008        225,565,000      $ 22,557     $55,585     $    --         $    --       $ (57,457)     $  20,684

Net loss for the period                                                                                (11,657)       (11,657)
                            ------------      --------     -------     -------         -------       ---------      ---------
BALANCE, AUGUST 31, 2008     225,565,000      $ 22,557     $55,585     $    --         $    --       $ (69,114)     $   9,027

Common Shares cancelled
 to directors
 September 2, 2008          (175,300,000)      (17,530)     17,530

Contributed Capital                                                                      5,050                          5,050

Net loss for the period                                                                               (243,905)      (243,905)
                            ------------      --------     -------     -------         -------       ---------      ---------
BALANCE, NOVEMBER 30, 2008    50,265,000      $  5,027     $73,115     $    --         $ 5,050       $(313,019)     $(229,828)
                            ============      ========     =======     =======         =======       =========      =========

* On September 4, 2008 the Company had a 25 new for 1 old forward stock split that has been retroactively applied to the above schedule.

    The accompanying notes are an integral part of these financial statements

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                               Period from
                                                        Six Months          Six Months          Inception
                                                           Ended               Ended        (June 27, 2006) to
                                                        November 30,        November 30,        November 30,
                                                           2008                2007                2008
                                                         ---------           ---------           ---------
Operating Activities
  Net income (loss)                                      $(255,561)          $ (11,285)          $(150,520)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                            2,388                  --               6,388
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities               20,889                  --              41,389
                                                         ---------           ---------           ---------
Net Cash (Used) by Operating Activities                   (232,284)            (11,285)           (102,743)
                                                         ---------           ---------           ---------
Financing Activities
  Proceeds from sale of Common Stock                            --                  --              78,142
  Loans payable                                            226,568                  --             226,568
  Additional paid in capital                                (4,124)                 --              (4,124)
  Contributed capital                                        5,050                  --               5,050
  Proceeds from issuance of capital stock                    4,124                  --               4,124
                                                         ---------           ---------           ---------
Cash Provided by Financing Activities                      231,618              78,142             309,760
                                                         ---------           ---------           ---------

Investing Activities
  Purchase of computer equipment and website                    --                  --             (26,997)
                                                         ---------           ---------           ---------
  Cash used in investing activities                             --                  --             (26,997)
                                                         ---------           ---------           ---------

(Decrease) Increase in Cash during the period                 (666)            (11,285)            180,020
Cash, Beginning of Period                                      686              50,062                  --
                                                         ---------           ---------           ---------

Cash, End of Period                                      $      20           $  38,777             180,020
                                                         =========           =========           =========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                             $      --           $      --           $      --
  Cash paid for interest                                 $      --           $      --           $      --


    The accompanying notes are an integral part of these financial statements

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                November 30, 2008


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

On September 4, 2008 the Company entered into a memorandum of understanding with Waste to Energy Group LLC, a Nevada limited liability company, and the shareholders of Waste to Energy Group LLC. Pursuant to the terms of the memorandum of understanding, we agreed to acquire all of the issued and outstanding shares of Waste to Energy Group LLC's common stock in exchange for the transfer of 15,000,000 shares of the Company's common stock to the shareholders of Waste to Energy Group LLC from a shareholder of the Company. It was possible for the shareholders of Waste to Energy Group LLC, by meeting certain performance criteria listed in the memorandum of understanding, to earn a further 8,500,000 shares of the Company from treasury.

The Waste to Energy Group LLC is a leading source of waste-to-energy conversion technology. The Waste to Energy Group LLC acts as system integrators with unique processes and technology which convert a waste stream into a variety of revenue producing products and renewable energy. These technologies include biological, chemical, thermal and mechanical.

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                November 30, 2008


NOTE 1 - GENERAL ORGANIZATION AND BUSINESS - CONT.

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

FINANCIAL INSTRUMENT

The Company's financial instruments consist of Promissory Notes for loans made to the Company.

Some of the amounts due to the note holders are non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                November 30, 2008


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - CONT.

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

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                November 30, 2008


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                 Accumulated        11/30/08         05/31/08
                        Cost     Amortization    Net Book Value   Net Book Value
                        ----     ------------    --------------   --------------
Computer Equipment    $ 8,301      $ 1,692          $ 6,609          $ 5,497
Website                21,000        7,000           14,000           17,500
                      -------      -------          -------          -------
TOTAL                 $29,301      $ 8,692          $20,609          $22,997
                      =======      =======          =======          =======

Amortization is taken over 3 years on a straight line basis. The Company is considering selling these assets.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Shares - Authorized

The company has 2,500,000,000 common shares authorized at a par value of $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company.

Common Shares - Issued and Outstanding

On June 27, 2006 (inception), the Company issued 2,500,000 shares of its common stock to a director for cash consideration of $100.

On September 13, 2006, the Company issued 62,500,000 shares of its common stock to a director for cash consideration of $2,500.

On October 31, 2006, the Company issued 125,300,000 shares of its common stock to a director for cash consideration of $5,012.

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                November 30, 2008


NOTE 4 - STOCKHOLDERS' EQUITY - CONT.

On April 30, 2007, the Company completed a private placement for 35,265,000 common shares at $0.002 per share for total consideration of $70,530.

As of May 31, 2008, the Company had 225,565,000 common shares issued and outstanding.

During the six months ending November 30, 2008, 175,300,000 shares were voluntarily cancelled. Subsequent to the cancellation there were 225,565,000 common shares of the Company issued and outstanding. Subsequent to the share cancellation the Company authorized to effect a forward split of the Company's stock on a 25 new for 1 old basis, such that its authorized capital shall increase from 100,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001 and, correspondingly, its issued and outstanding shares of common stock shall decrease from 225,565,000 shares of common stock to 50,265,000 shares of common stock. The effective date for the forward stock split was September 3, 2008. The forward split will result in a mandatory exchange of share certificates.

NOTE 5 - RELATED PARTY TRANSACTIONS

On June 27, 2006 (inception) the Company issued 2,500,000 shares of its common stock to a director for cash.

On September 13, 2006, the Company issued 62,500,000 shares of its common stock to its director for cash.

On October 31, 2006, the Company issued 125,300,000 shares of its common stock to a director for cash.

During the six months ending November, 2008 the accounts payable included expenses of $10,661 and Consulting Fees of $15,000 for a total of $25,661 incurred on behalf of the Company due to the President of the Company through a company controlled by the President. None of the amounts remains outstanding as of November 30, 2008.

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                November 30, 2008


NOTE 5 - RELATED PARTY TRANSACTIONS - CONT.

During the six months ending November 30, 2008 the Company entered into a consulting agreement commencing September 2, 2008 with a company controlled by the President. The terms of the consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties.

During the six months ending November 30, 2008, Prosper Financial Inc., a company controlled by the President of Waste to Energy Group Inc. advanced to the company $2,500 by way of a direct payment to one of the Company's current accounts payable. A Promissory Note was issued in the amount of $2,500 by the Company to Prosper Financial Inc. This was an interest free loan. During the six months ending November 30, 2008 the Promissory Note of $2,500 was paid by an unrelated party directly to Prosper Financial Inc. on behalf of Waste to Energy Group Inc.

On September 22, 2008 Prosper Financial Inc., a company controlled by the President of Waste to Energy Group Inc., advanced Waste to Energy Group LLC $50,000 as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies. Prosper Financial Inc. was issued a Promissory Note in the amount of $50.000 from the Company on September 22, 2008 paying 8% interest per annum. During the quarter ending November 30, 2008 $1,617 was paid to Prosper Financial, a company controlled by the President of Waste to Energy Group Inc. by an unrelated party directly to Prosper Financial Inc. on behalf of Waste to Energy Group Inc.

NOTE 6 - LOANS PAYABLE

As of November 30, 2008, the loans payable balance comprised of:

     a) $44,975 total loans on an interest free basis payable on demand. These loans were provided to the Company by unrelated parties and bear no interest.

     b) $130,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies. Three Promissory Notes in the amounts of $50,000, $70,000 and $10,000 were issued from the Company on September 4, 2008 paying 8% interest per annum. The total interest accrued on the three Promissory Notes issued by the Company was $2,479.

NOTE 7 - LOANS PAYABLE - RELATED PARTY TRANSACTIONS

$50,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies by Prosper Financial Inc. a company controlled by the President of Waste to Energy Group Inc. A Promissory Notes in the amounts of $50,000, was issued from the Company on September 22, 2008 paying 8% interest per annum. The total interest accrued on this Promissory Notes issued by the Company was $732. During the quarter ending November 30, 2008 $1,617 was paid to Prosper Financial, a company controlled by the President of Waste to Energy Group Inc. by an unrelated party directly to Prosper Financial Inc. on behalf of Waste to Energy Group Inc.

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                November 30, 2008


NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period of inception to the six months ending November 30, 2008 of $313,020. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9 - INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $6,886,440 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $313,020.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                November 30, 2008


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS - CONT.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                November 30, 2008


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS - CONT.

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

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                November 30, 2008


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS - CONT.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

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

NOTE 11 - SUBSEQUENT EVENTS

The Company is in negotiations to secure the licensing rights to a set of renewable energy technologies.

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

GENERAL OVERVIEW

We were incorporated on June 27, 2006 under the laws of the state of Nevada under the name "Your Digital Memories Inc.".

The address of our principal executive office is 4801 Alhambra Circle, Coral Gables, Florida, 33146. Our telephone number is (305) 529-4888.

Our common stock is quoted on the OTC Bulletin Board under the symbol "WTEG".

CURRENT OPERATIONS

On August 27, 2008, Aaron Bard resigned as President, Secretary, Treasurer and Director of our company and Maria C. Maz was appointed President, Secretary, Treasurer and Director of our company prior to Mr. Bard's resignation.

Effective September 3, 2008, we have our name from "Your Digital Memories Inc." to "Waste to Energy Group Inc." by way of a merger with our wholly owned subsidiary Waste to Energy Group Inc., which was formed solely for the change of name.

In addition, effective September 3, 2008, we effected a 25 for 1 forward stock split of our authorized issued and outstanding common stock. As a result, our authorized capital increased from 100,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001. Our preferred stock has not increased and shall remain at 50,000,000 shares of preferred stock with a par value of $0.0001.

We had 9,022,600 common shares issued and outstanding of which 7,012,000 common shares were cancelled and after the 25 for 1 forward stock split the issued and outstanding common shares increased from 2,010,600 shares of common stock to 50,265,000 shares of common stock.

On September 4, 2008 we entered into a memorandum of understanding with Waste to Energy Group LLC, a Nevada limited liability company, and the shareholders of Waste to Energy Group LLC. Pursuant to the terms of the memorandum of understanding, we have agreed to acquire all of the issued and outstanding shares of Waste to Energy Group LLC's common stock in exchange for the transfer of 15,000,000 shares of our company's common stock to the shareholders of Waste to Energy Group LLC from a shareholder of our company. The shareholders of Waste to Energy Group LLC may also earn a further 8,500,000 shares of our company from treasury by meeting certain performance criteria that are listed in the memorandum of understanding.

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

Between September 4, 2008 and the date hereof, we conducted supplemental due diligence and reviewed additional documentation with regard to Waste to Energy Group LLC, including without limitation,

     * certain publicly available financial and other information, including equity research, and certain other relevant financial and operating data furnished to the Company's by Waste to Energy Group LLC's management;

     * certain internal financial analyses, reports and other information concerning Waste to Energy Group LLC;

     * certain financial terms of the merger as compared to the financial terms of certain selected business combinations we deemed relevant; and

     * such other information, financial studies, analyses and investigations and such other factors that we deemed relevant.

From this due diligence our company determined that it would not complete the financing of this project with Waste to Energy Group LLC.

RESULTS OF OPERATIONS

From the date of our incorporation on June 27, 2006 to November 30, 2008, we have been a start up company that has not generated substantial revenues.

THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2008 which are included herein.

Our operating results for the three months ended November 30, 2008, for the three months ended November 30, 2007 and the changes between those periods for the respective items are summarized as follows:

                                                                Change Between
                                                                 Three Month
                                Three Months     Three Months    Period Ended
                                   Ended            Ended      November 30, 2008
                                November 30,     November 30,   and November 30,
                                   2008             2007             2007
                                 --------         --------         --------
Revenue                         $     Nil         $   Nil          $    Nil
General and Administrative         13,089           1,417            11,672
Professional Fees                  15,064           1,580            13,484
Consulting                         32,500             Nil            32,500
Depreciation                        2,442             Nil             2,442
Filing Fees                           810             400               410
Impairment of Assets              180,000             Nil           180,000
Net Loss                         (243,905)         (3,397)          240,508

Our financial statements report a net loss of $243,905 for the three month period ended November 30, 2008 compared to a net loss of $3,397 for the three month period ended November 30, 2007. Our losses have increased primarily as a result of an increase in all of our operating expenses.

SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007

Our operating results for the six months ended November 30, 2008, for the six months ended November 30, 2007 and the changes between those periods for the respective items are summarized as follows:

                                                                Change Between
                                                                   Six Month
                                 Six Months       Six Months     Period Ended
                                   Ended            Ended      November 30, 2008
                                November 30,     November 30,   and November 30,
                                   2008             2007             2007
                                 --------         --------         --------
Revenue                         $     Nil         $    Nil         $    Nil
General and Administrative         14,832            4,052           10,780
Professional Fees                  19,247            6,580           12,667
Consulting                         32,500              Nil           32,500
Depreciation                        4,692              Nil            4,692
Filing Fees                         4,667            1,060            3,607
Impairment of Assets              180,000              Nil          180,000
Net Loss                         (255,561)         (11,286)         244,275

Our financial statements report a net loss of $255,561 for the six month period ended November 30, 2008 compared to a net loss of $11,286 for the six month period ended November 30, 2007. Our losses have increased primarily as a result of an increase in all of our operating expenses.

As at November 30, 2008, we had $23,888 in current liabilities. Our net cash used in operating activities for the six months ended November 30, 2008 was $232,284 compared to $11,285 used in the six months ended November 30, 2007. Our accumulated losses increased to $313,020 as of November 30, 2008.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
                                                     At                 At
                                                 November 30,         May 31,
                                                    2008               2008
                                                  --------           --------
Current assets                                    $     20           $    688
Current liabilities                                 23,888              3,000
                                                  --------           --------
Working capital                                   $(23,868)          $ (2,312)
                                                  ========           ========

CASH FLOWS
                                                         Six Months Ended
                                                 November 30,       November 30,
                                                    2008               2007
                                                  --------           --------
Net cash used in operating activities             $232,284           $ 11,285
Net cash provided by financing activities          231,618             78,142
Net cash used in investing activities                  Nil                Nil
                                                  --------           --------
Net increase (decrease) in cash during period     $   (666)          $(11,285)
                                                  ========           ========

As of November 30, 2008, our company had working capital deficiency of $23,868.

We have historically incurred losses, and through November 30, 2008 have incurred losses of $313,020 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through November 30, 2008, we have incurred a net loss of $313,020. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number                                Description
------                                -----------

(3)         (I) ARTICLES OF INCORPORATION; AND (II) BYLAWS

3.1 Articles of Incorporation (Incorporated by reference to the Form SB-2 filed on June 19, 2007)

3.2         Bylaws (Incorporated by reference to the Form SB-2 filed on June 19,
            2007)

3.3 Certificate of Change filed with the Secretary of State of Nevada on August 19, 2008 (Incorporated by reference to the Form 8-K filed on September 9, 2008)

(10)        MATERIAL CONTRACTS

10.1 Memorandum of Understanding dated September 3, 2008 (Incorporated by reference to the Form 8-K filed on September 9, 2008)

(31)        SECTION 302 CERTIFICATION

31.1* Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)        SECTION 906 CERTIFICATION

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

                               WASTE TO ENERGY GROUP INC.
                                    (Registrant)


Dated: January 14, 2009        /s/ Maria C. Maz
                               -------------------------------------------------
                               Maria C. Maz
                               President, Chief Executive Officer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)