Form 10-Q
period 2009-02-28
Waste to Energy Group Inc.
filed 2009-04-20
CIK 1400000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 28, 2009

                                       or

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

50,265,000 shares issued and outstanding as of April 17, 2009.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our  financial  statements  are stated in United  States  Dollars  (US$) and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

                           Waste to EnergyGroup Inc.
                     (formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                                 Balance Sheets

                                                           February 28,          May 31,
                                                              2009                2008
                                                            ---------           ---------
                                                           (Unaudited)          (Audited)
ASSETS

Current Assets
  Cash                                                      $      68           $     688
                                                            ---------           ---------
      Total current assets                                         68                 688
                                                            ---------           ---------
Non-current
  Computer equipment, net of amortization                       5,917               5,497
  Website, net of amortization                                 12,250              17,500
                                                            ---------           ---------
      Total Non-current                                        18,167              22,997
                                                            ---------           ---------

      Total Assets                                          $  18,234           $  23,685
                                                            =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accruals                             $  67,654           $   3,000
  Loans Payable                                               180,018                  --
  Loans Payable - Related Party                                50,169                  --
                                                            ---------           ---------
        Total Liabilities                                     297,841               3,000
                                                            ---------           ---------
Stockholders' Equity (Note 4, 5)
  Preferred Stock, authorized
   50,000,000 shares, par value $0.0001
  Common Stock, authorized
   2,500,000,000 shares, par value $0.0001

Issued and outstanding:
  50,265,000 common shares                                      5,026              22,557
  Additional paid-in capital                                   73,116              55,585
  Contributed capital                                           5,050                  --
  Deficit accumulated during the development stage           (362,799)            (57,457)
                                                            ---------           ---------
      Total Stockholders' Equity                             (279,607)             20,685
                                                            ---------           ---------

      Total Liabilities and Stockholders' Equity            $  18,234           $  23,685
                                                            =========           =========


    The accompanying notes are an integral part of these financial statements

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                      Period from
                                                                                                       Inception
                                  Three Months     Three Months     Nine Months      Nine Months    (June 27, 2006)
                                     Ended            Ended            Ended            Ended             to
                                  February 28,     February 29,     February 28,     February 29,     February 28,
                                     2009             2008             2009             2008             2009
                                  -----------      -----------      -----------      -----------      -----------
REVENUE                           $        --      $       387      $       387      $       387      $     1,548

OPERATING EXPENSES
  General and Administrative            6,981            2,403           21,813            5,454           28,958
  Professional Fees                    10,081            1,400           29,328            7,980           64,885
  Consulting                           30,000            8,500           62,500            8,500           72,672
  Depreciation                          2,442            1,750            7,134            1,750           11,134
  Filing Fees                             275               80            4,952            1,140            7,319
  Impairment of Asset                      --               --          180,000               --          180,000
                                  -----------      -----------      -----------      -----------      -----------

      Total Expenses                   49,779           14,133          305,727           24,824          364,968
                                  -----------      -----------      -----------      -----------      -----------

Loss from operations              $   (49,779)     $   (13,746)     $  (305,340)     $   (24,437)     $  (363,420)
                                  ===========      ===========      ===========      ===========      ===========

Interest income                   $        --      $       152      $        --      $       558      $       621

Loss before income taxes              (49,779)         (13,594)        (305,340)         (23,879)        (362,799)

Provision for income taxes                 --               --               --               --               --
                                  -----------      -----------      -----------      -----------      -----------

Net loss                          $   (49,779)     $   (13,594)     $  (305,340)     $   (23,879)     $  (362,799)
                                  ===========      ===========      ===========      ===========      ===========

Basic and Diluted (Loss)
 per Share                              (0.00)           (0.00)           (0.01)           (0.00)           (0.01)

Weighted Average Number
 of Shares (Note 4)                50,265,000        7,035,574       50,265,000        7,035,574       50,265,000
                                  ===========      ===========      ===========      ===========      ===========


    The accompanying notes are an integral part of these financial statements

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                        Statement of Stockholders' Equity

                                     Common Stock
                                ----------------------     Paid in   Subscriptions   Contributed    Accumulated       Total
                                Shares          Amount     Capital    Receivable       Capital        Deficit         Equity
                                ------          ------     -------    ----------       -------        -------         ------
INCEPTION JUNE 27, 2006               --      $     --     $    --     $    --         $    --       $      --      $      --
Common Shares issued to
 director for cash
 June 27, 2006                 2,500,000           250        (150)                                                       100

Common Shares issued to
 director for cash
 September 12, 2006           62,500,000         6,250      (3,750)                                                     2,500

Common Shares issued to
 director for cash
 October 31, 2006            125,300,000        12,530      (7,518)                                                     5,012

Private placement closed
 April 30, 2007               35,265,000         3,527      67,003                                                     70,530

Net loss for the year                                                                                  (28,079)       (28,079)
                            ------------      --------     -------     -------         -------       ---------      ---------
BALANCE, MAY 31, 2007        225,565,000      $  2,557     $55,585     $    --         $    --       $ (28,079)     $  50,062

Net loss for the year                                                                                  (29,378)       (29,378)
                            ------------      --------     -------     -------         -------       ---------      ---------
BALANCE, MAY 31, 2008        225,565,000      $ 22,557     $55,585     $    --         $    --       $ (57,457)     $  20,684

Net loss for the period                                                                                (11,657)       (11,657)
                            ------------      --------     -------     -------         -------       ---------      ---------
BALANCE, AUGUST 31, 2008     225,565,000      $ 22,557     $55,585     $    --         $    --       $ (69,114)     $   9,027

Common Shares cancelled
 to directors
 September 2, 2008          (175,300,000)      (17,531)     17,531

Contributed Capital                                                                      5,050                          5,050

Net loss for the period                                                                               (243,905)      (243,905)
                            ------------      --------     -------     -------         -------       ---------      ---------
BALANCE, NOVEMBER 30, 2008    50,265,000      $  5,026     $73,116     $    --         $ 5,050       $(313,019)     $(229,828)

Net loss for the period                                                                                (49,780)       (49,779)
                            ------------      --------     -------     -------         -------       ---------      ---------
BALANCE, FEBRUARY 28, 2009    50,265,000      $  5,026     $73,116     $    --         $ 5,050       $(362,799)     $(279,607)
                            ============      ========     =======     =======         =======       =========      =========

* On September 4, 2008 the Company had a 25 new for 1 old forward stock split that has been retroactively applied to the above schedule.

    The accompanying notes are an integral part of these financial statements

                           Waste to Energy Group Inc.
                          (Your Digital Memories, Inc.)
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                    Period from
                                                                                                     Inception
                                                            Nine Months         Nine Months       (June 27, 2006)
                                                               Ended               Ended                to
                                                            February 28,        February 29,        February 28,
                                                               2009                2008                2009
                                                             ---------           ---------           ---------
Operating Activities
  Net income (loss)                                          $(305,340)          $ (23,879)          $(362,798)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                4,830               1,750               8,830
     Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                   64,654                  --              67,654
                                                             ---------           ---------           ---------
Net Cash (Used) by Operating Activities                       (235,856)            (22,129)           (286,314)
                                                             ---------           ---------           ---------
Financing Activities
  Proceeds from sale of Common Stock                                --                  --              78,142
  Loans payable                                                180,018                  --             180,018
  Loans payable - related party                                 50,169                  --              50,169
  Additional paid in capital                                    (4,124)                 --              (4,124)
  Contributed capital                                            5,050                  --               5,050
  Proceeds from issuance of capital stock                        4,124                  --               4,124
                                                             ---------           ---------           ---------
Cash Provided by Financing Activities                          235,237                  --             313,379
                                                             ---------           ---------           ---------
Investing Activities
  Purchase of computer equipment and website                        --             (26,997)            (26,997)
                                                             ---------           ---------           ---------
     Cash used in investing activities                              --             (26,997)            (26,997)
                                                             ---------           ---------           ---------

(Decrease) Increase in Cash during the period                     (619)            (49,126)                 68
Cash, Beginning of Period                                          687              50,063                  --
                                                             ---------           ---------           ---------

Cash, End of Period                                          $      68           $     937           $      68
                                                             =========           =========           =========

Supplemental disclosure with respect to cash flows:          $      --           $      --           $      --
  Cash paid for income taxes                                 $      --           $      --           $      --
  Cash paid for interest


    The accompanying notes are an integral part of these financial statements

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                February 28, 2009


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

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                February 28, 2009


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

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                February 28, 2009


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - CONT.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                         02/28/09       05/31/08
                                       Accumulated       Net Book       Net Book
                        Cost          Amortization        Value          Value
                        ----          ------------        -----          -----

Computer Equipment     $ 8,301          $ 2,384          $ 5,917        $ 5,497
Website                 21,000            8,750           12,250         17,500
                       -------          -------          -------        -------
TOTAL                  $29,301          $11,134          $18,167        $22,997
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

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                February 28, 2009


NOTE 4 - STOCKHOLDERS' EQUITY - CONT.

On April 30, 2007, the Company completed a private placement for 35,265,000 common shares at $0.002 per share for total consideration of $70,530.

As of May 31, 2008, the Company had 225,565,000 common shares issued and outstanding.

During the nine months ending February 28, 2009, 175,300,000 shares were voluntarily cancelled. Subsequent to the cancellation there were 225,565,000 common shares of the Company issued and outstanding. Subsequent to the share cancellation the Company authorized to effect a forward split of the Company's stock on a 25 new for 1 old basis, such that its authorized capital shall increase from 100,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001 and, correspondingly, its issued and outstanding shares of common stock shall decrease from 225,565,000 shares of common stock to 50,265,000 shares of common stock. The effective date for the forward stock split was September 3, 2008. The forward split will result in a mandatory exchange of share certificates.

NOTE 5 - RELATED PARTY TRANSACTIONS

On June 27, 2006 (inception) the Company issued 2,500,000 shares of its common stock to a director for cash.

On September 13, 2006, the Company issued 62,500,000 shares of its common stock to its director for cash.

On October 31, 2006, the Company issued 125,300,000 shares of its common stock to a director for cash.

During the nine months ending February 28, 2009 the accounts payable included expenses of $2,729 and Consulting Fees of $15,000 for a total of $17,729 incurred on behalf of the Company due to the President of the Company through a company controlled by the President. These amounts remain outstanding as of February 28, 2009.

During the nine months ending February 28, 2009 the Company entered into a consulting agreement commencing September 2, 2008 with a company controlled by the President. The terms of the consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties.

During the nine months ending February 28, 2009, Prosper Financial Inc., a company controlled by the President of Waste to Energy Group Inc. advanced to the company $2,500 by way of a direct payment to one of the Company's current accounts payable. A Promissory Note was issued in the amount of $2,500 by the Company to Prosper Financial Inc. This was an interest free loan. During the nine months ending February 28, 2009 the Promissory Note of $2,500 was paid by an unrelated party directly to Prosper Financial Inc. on behalf of Waste to Energy Group Inc.

On September 22, 2008 Prosper Financial Inc., a company controlled by the President of Waste to Energy Group Inc., advanced Waste to Energy Group LLC $50,000 as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies. Prosper Financial Inc. was issued a Promissory Note in the amount of $50.000 from the Company on September 22, 2008 paying 8% interest per annum. During the nine months ending February 28, 2009 $1,617 was paid to Prosper Financial, a company controlled by the President of Waste to Energy Group Inc. by an unrelated party directly to Prosper Financial Inc. on behalf of Waste to Energy Group Inc.

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                February 28, 2009


NOTE 6 - LOANS PAYABLE

As of February 28, 2009, the loans payable balance comprised of:

a) $44,975 total loans on an interest free basis payable on demand. These loans were provided to the Company by unrelated parties and bear no interest.

b) $130,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies. Three Promissory Notes in the amounts of $50,000, $70,000 and $10,000 were issued from the Company on September 4, 2008 paying 8% interest per annum. The total interest accrued on the three Promissory Notes issued by the Company was $5,043.

NOTE 7 - LOANS PAYABLE - RELATED PARTY TRANSACTIONS

$50,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies by Prosper Financial Inc. a company controlled by the President of Waste to Energy Group Inc. A Promissory Notes in the amounts of $50,000, was issued from the Company on September 22, 2008 paying 8% interest per annum. During the nine months ending February 28, 2009 the total interest accrued on this Promissory Notes issued by the Company was $1,687. During the nine months ending February 28, 2009 $1,617 was paid to Prosper Financial, a company controlled by the President of Waste to Energy Group Inc. by an unrelated party directly to Prosper Financial Inc. on behalf of Waste to Energy Group Inc.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period of inception to February 28, 2009 of $362,799. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $7,981,578 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $362,799

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                February 28, 2009


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                February 28, 2009


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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

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

                           Waste to Energy Group Inc.
                     (Formerly Your Digital Memories, Inc.)
                          (A Development Stage Company)

                    Notes to the Interim Financial Statements
                                February 28, 2009


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS - CONT.

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

NOTE 11 - SUBSEQUENT EVENTS

The Company is continuing negotiations to secure the licensing rights to a set of renewable energy technologies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective September 3, 2008, we have changed our name from "Your Digital Memories Inc." to "Waste to Energy Group Inc." by way of a merger with our wholly owned subsidiary Waste to Energy Group Inc., which was formed solely for the change of name.

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

Between September 4, 2008 and November 28, 2008, we conducted supplemental due diligence and reviewed additional documentation with regard to Waste to Energy Group LLC, including without limitation,

     * certain publicly available financial and other information, including equity research, and certain other relevant financial and operating data furnished to the Company's by Waste to Energy Group LLC's management;

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

RESULTS OF OPERATIONS

From the date of our incorporation on June 27, 2006 to February 28, 2009, we have been a start up company that has not generated substantial revenues.

THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2009 which are included herein.

Our operating results for the three months ended February 28, 2009, for the three months ended February 29, 2008 and the changes between those periods for the respective items are summarized as follows:

                                                                                  Change Between
                                                                             Three Month Period Ended
                               Three Months Ended      Three Months Ended      February 28, 2009 and
                                  February 28,            February 29,             February 29,
                                     2009                    2008                     2008
                                   --------                --------                 --------
Revenue                            $    Nil                $    387                 $   (387)
Interest Income                         Nil                     152                     (152)
General and Administrative            6,981                   2,403                    4,578
Professional Fees                    10,081                   1,400                    8,681
Consulting                           30,000                   8,500                   21,500
Depreciation                          2,442                   1,750                      692
Filing Fees                             275                      80                      195
Impairment of Assets                    Nil                     Nil                      Nil
Net Loss                            (49,779)                (13,593)                  36,186

Our financial statements report a net loss of $49,779 for the three month period ended February 28, 2009 compared to a net loss of $13,594 for the three month period ended February 29, 2008. Our losses have increased primarily as a result of an increase in all of our operating expenses.

NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

Our operating results for the nine months ended February 28, 2009, for the nine months ended February 29, 2008 and the changes between those periods for the respective items are summarized as follows:

                                                                                 Change Between
                                                                             Nine Month Period Ended
                               Nine Months Ended       Nine Months Ended      February 28, 2009 and
                                  February 28,            February 29,             February 29,
                                     2009                    2008                     2008
                                   --------                --------                 --------
Revenue                            $     387               $     387                $    Nil
Interest Income                          Nil                     558                   (558)
General and Administrative            21,813                   5,454                  16,359
Professional Fees                     29,328                   7,980                  21,348
Consulting                            62,500                   8,500                  54,000
Depreciation                           7,134                   1,750                   5,384
Filing Fees                            4,952                   1,140                   3,812
Impairment of Assets                 180,000                     Nil                 180,000
Net Loss                            (305,340)                (24,437)                280,903

Our financial statements report a net loss of $305,340 for the nine month period ended February 28, 2009 compared to a net loss of $23,879 for the nine month period ended February 29, 2008. Our losses have increased primarily as a result of an increase in all of our operating expenses and the addition of an impairment of assets.

As at February 28, 2009, we had $67,654 in current liabilities. Our net cash used in operating activities for the nine months ended February 28, 2009 was $235,856 compared to $22,129 used in the nine months ended February 29, 2008. Our accumulated losses increased to $362,799 as of February 28, 2009.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                     At                 At
                                                 February 28,         May 31,
                                                    2009               2008
                                                  ---------          ---------

Current assets                                    $      68          $     688
Current liabilities                                  67,654              3,000
                                                  ---------          ---------
Working capital                                   $ (67,586)         $  (2,312)
                                                  =========          =========

CASH FLOWS

                                                        Nine months Ended
                                                 February 28,       February 29,
                                                    2009               2008
                                                  ---------          ---------

Net cash (used) in operating activities           $(235,856)         $ (22,129)
Net cash provided by financing activities           235,237                Nil
Net cash used in investing activities                   Nil             26,997
                                                  ---------          ---------
Net increase (decrease) in cash during period     $    (619)         $ (49,126)
                                                  =========          =========

As of February 28, 2009, our company had working capital deficiency of $67,586.

We have historically incurred losses, and through February 28, 2009 have incurred losses of $362,799 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our president (our principal executive officer and our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer and our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through February 28, 2009, we have incurred a net loss of $362,799. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

                               WASTE TO ENERGY GROUP INC.
                                    (Registrant)


Dated: April 20, 2009          /s/ Maria C. Maz
                               -------------------------------------------------
                               Maria C. Maz
                               President, Chief Executive Officer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)