Form 10-K
period 2009-05-31
Waste to Energy Group Inc.
filed 2009-10-01
CIK 1400000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2009.

☐      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from       to       .

Commission file number: 000-52784

WASTE TO ENERGY GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

2829 Bird Avenue, Suite 12, Miami, Florida 33133
(Address of principal executive offices) (Zip Code)

(786) 206-5368
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.
Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐ No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐ No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☑ No ☐

The aggregate market value of the registrant’s common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates (35,265,000 shares) was $11,284,800 based on the based on the average of the closing bid and asked prices ($0.32) for the common stock on September 29, 2009.

At September 29, 2009, the number of shares outstanding of the registrant’s common stock, $0.0001 par value (the only class of voting stock), was 50,265,000.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Waste to Energy” “we,” “our,” “us,” “it,” and “its” refer to Waste to Energy Group Inc. unless context indicates otherwise.

Corporate History

Waste to Energy Group Inc., was incorporated in the State of Nevada on June 27, 2006 under the name “Your Digital Memories Inc.” We are a development stage company that has not generated revenue since inception.

Waste to Energy, a wholly-owned subsidiary of Your Digital Memories Inc., was incorporated in the state of Nevada on August 13, 2008. Waste to Energy and Your Digital Memories Inc., entered into an Agreement and Plan of Merger on August 14, 2008. The board of directors of Waste to Energy and Your Digital Memories Inc., deemed it advisable and in the best interests of their respective companies and shareholders that Waste to Energy be merged with and into Your Digital Memories Inc., with Your Digital Memories Inc., remaining as the surviving corporation under the name “Waste to Energy Group Inc.”

Since incorporation, we have shifted our focus from developing and offering software products to the creation of interactive photo slideshow products and most recently to renewable energy development. On September 8, 2008 we entered into a memorandum of understanding to acquire Waste to Energy Group LLC pursuant to a share exchange. Waste to Energy Group LLC was involved proprietary waste to energy conversion technology. However, on completing a thorough due diligence inquiry into the opportunity presented by this technology, the decision was made to abandon the prospective transaction.

Since the abandonment of the agreement with Waste to Energy Group LLC we have had limited operations. Our sole executive officer and director devotes limited time and attention to our affairs.

Our office is located at 2829 Bird Avenue, Suite 12, Miami Florida, 33133 and our telephone number is (786) 206-5368. Our registered agent is Island Stock Transfer, 100 Second Avenue South, Suite 300 N, St Petersburg, Florida. 33701.

Waste to Energy is listed on the Over the Counter Bulletin Board under the symbol “WTEG”.

Waste to Energy

Waste to Energy is in the process of considering business opportunities for development, merger or acquisition that might create value for its shareholders.

Selection of a Business

Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

Waste to Energy does not intend to restrict its consideration to any particular business or industry segment, though management intends to continue its focus on opportunities related to natural resources. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, Waste to Energy will not be able to diversify and will be limited to one development, merger or acquisition. The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. Waste to Energy will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that Waste to Energy may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

Waste to Energy will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. Waste to Energy may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that our present management and shareholders would not remain in control of Waste to Energy. Further, our sole officer and director may, as part of the terms of any transaction, resign, to be replaced by new officers and directors without a vote of our shareholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, Waste to Energy may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which Waste to Energy may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of Waste to Energy and other parties, the management of the opportunity, and the our relative negotiating strengths. Negotiations that involve mergers or acquisitions will focus on the percentage of Waste to Energy that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in Waste to Energy following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event Waste to Energy acquires a target company with substantial assets. Any merger or acquisition effected by Waste to Energy can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

Operation of Business after Acquisition

Waste to Energy’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether Waste to Energy will be in control of the business or whether present management will be in control following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Competition

We will be involved in intense competition with other business entities to obtain a suitable business opportunity many of which competitors will have a considerable edge over us by virtue of their stronger financial resources and prior experience in business.

Marketability

As we currently are not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services or whether a market will develop.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labour contracts.

Governmental and Environmental Regulation

Waste to Energy cannot anticipate the government regulations, if any, to which it may be subject until it has acquired an interest in a business. The use of assets to conduct a business that Waste to Energy may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Our selection of a business in which to acquire an interest will include an effort to ascertain, to the extent of the limited resources of Waste to Energy, the effects of any government regulation on any prospective business. However, in certain circumstances, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Research and Development

No expenditures were made on research and development activities during either of the last two fiscal years.

Employees

As of September 29, 2009 we have two consultants including one executive officer who works on a part-time basis. We use additional consultants, attorneys, and accountants as necessary to assist in the development of our business.

ITEM 1A.     RISK FACTORS

Waste to Energy’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our business, financial condition, and/or results of operations as well as the future trading price and/or the value of our securities.

We have a history of significant operating losses and such losses may continue in the future.

Waste to Energy incurred net losses of $411,434 for the period from June 27, 2006 (inception) to the year ending May 31, 2009. At the year ending May 31, 2009 we had a working capital deficit of $344,089 and stockholders’ deficit of $328,242.

Waste to Energy’s limited financial resources cast severe doubt on our ability to acquire or develop a revenue producing business.

Our future operation is dependent on our ability to acquire or develop a revenue producing business. However, the prospect of such an acquisition is doubtful due to Waste to Energy’s limited financial resources which limitation may act as a deterrent in future negotiations with prospective acquisition, merger or development candidates. Should we be unable to improve our financial condition through debt or equity offerings our ability to acquire or develop a revenue producing business will be severely limited to the extent that Waste to Energy will, in all likelihood, be forced to cease operations.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

Waste to Energy does not pay cash dividends.

Waste to Energy does not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting are not considered effective, which may result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. As we have been unable assert that our internal controls are fully effective at this time, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Waste to Energy’s shareholders may face significant restrictions on their stock.

Waste to Energy Group Inc.’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act of 1933, as amended (“Securities Act”) as follows:

3a51-1     which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1     which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;

15g-2     which details that brokers must disclose risks of penny stock on Schedule 15G;

15g-3     which details that broker/dealers must disclose quotes and other information relating to the penny stock market;

15g-4          which explains that compensation of broker/dealers must be disclosed;

15g-5     which explains that compensation of persons associated in connection with penny stock sales must be disclosed;

15g-6          which outlines that broker/dealers must send out monthly account statements; and

15g-9          which defines sales practice requirements.

Since our securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and mark-ups by selling broker-dealers; and

•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     DESCRIPTION OF PROPERTY

Waste to Energy currently maintains its offices at 2829 Bird Avenue, Miami Florida, 33133. Waste to Energy pays no rent for the use of this address. Waste to Energy does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which Waste to Energy is a party or in which any director, officer or affiliate of Waste to Energy, any owner of record or beneficially of more than 5% of any class of voting securities of Waste to Energy, or security holder is a party adverse to Waste to Energy or has a material interest adverse to Waste to Energy. Waste to Energy’s property is not the subject of any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Waste to Energy’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Waste to Energy with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The internet address for this site can be found at www.sec.gov.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED      STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF      EQUITY SECURITIES

Waste to Energy’s common stock has been quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol “WTEG”. Trading has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period since September 18, 2008 on which date our common stock was accepted for quotation.

High and Low Bid Prices Since Quotation on the OTCBB
Year	Quarter Ended	High	Low
2009	May 31	$0.22	$0.22
2009	February 28	$0.70	$0.65
2008	November 30	$1.01	$1.01

Capital Stock

The following is a summary of the material terms of the Waste to Energy’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of September 29, 2009 there were 38 shareholders of record holding a total of 50,265,000 shares of fully paid and non-assessable common stock of the 2,500,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of September 29, 2009 there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.0001 per share. Waste to Energy’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Dividends

Waste to Energy has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit Waste to Energy’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Securities Authorized For Issuance under Equity Compensation Plans

Waste to Energy had not approved any equity compensation plans as of September 29, 2009.

Warrants

Waste to Energy had no warrants to purchase shares of its common stock outstanding as of September 29, 2009.

Stock Options

Waste to Energy had no stock options to purchase shares of its common stock outstanding as of September 29, 2009 though it does intend to implement a Stock Option Plan during 2009.

Convertible Securities

Waste to Energy had no securities convertible into the shares of its common stock as of September 29, 2009.

Transfer Agent and Registrar

Our transfer agent is Island Stock Transfer, located at 100 Second Avenue South, Suite 300, St. Petersburg, Florida, 33701. (727) 289-0010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Waste to Energy did not have any sale of unregistered securities during the fiscal year ended May 31, 2009.

Subsequent to the year ending May 31, 2009 Waste to Energy issued a Promissory Note in the amount of $50,000 to Austin Crook. Interest is accruing at the rate of 8% per annum. The proceeds of this loan were used to reduce our accounts payable.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

Waste to Energy has not repurchased any shares of its common stock during the fiscal year ended September 29, 2009.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is May 31.

Plan of Operation

Waste to Energy’s plan of operation for the coming year is to identify and acquire or develop a revenue producing business through merger or acquisition. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits.

We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Waste to Energy’s plan of operation will require $100,000 in funding over the next twelve months. This funding is not currently available. Should we merge with or acquire a suitable business opportunity within the next twelve months our funding requirements will change.

Results of Operations

During the year ended May 31, 2009, we abandoned an understanding to acquire Waste to Energy Group, LLC and have since resumed the process of identifying a prospective business opportunity for merger or acquisition.

Waste to Energy has been funded since inception through private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated for general and administrative costs, exploration expenses, loans and interest expenses.

We do not expect to receive revenues within the next twelve months of operation or ever, since we have yet to acquire a business opportunity, which opportunity if acquired, may or may not produce revenue.

Net Income/Losses

For the period from inception until May 31, 2009 Waste to Energy incurred net losses of $411,434. Net losses for the year ended May 31, 2009 were $354,363 as compared to $28,993 for the year ended May 31, 2008. The increase in net losses over the comparative periods can be attributed to our investment in Waste to Energy Group LLC (that was written off), an increase in consulting and professional fees associated to that transaction and costs associated with doing due diligence on other investment opportunities. We will likely continue to operate at a loss through fiscal 2010 and due to the nature of Waste to Energy Group’s research and development operations cannot determine whether we will ever generate revenues from operations.

Operating Expenses

Operating expenses for the year ended May 31, 2009 were $344,034 as compared to $31,166 for the year ended May 31, 2008. The increase in operating expenses is primarily due to increased administrative and professional fees and our investment in Waste to Energy Group LLC. Operating expenses included accounting costs, consulting fees, employment costs, costs associated with the preparation of disclosure documentation and the impairment of our investment.

Income Tax Expense (Benefit)

Waste to Energy may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

Waste to Energy believes that inflation has not had a material effect on operations for the period from June 27, 2006 (inception) to May 31, 2009.

Capital Expenditures

Waste to Energy has not spent significant amounts of capital for the period from June 27, 2006 (inception) to May 31, 2009.

Liquidity and Capital Resources

Waste to Energy has been in the development stage since inception. At May 31, 2009 Waste to Energy had a working capital deficit of $344,089 and current assets of $15 comprised of cash on hand and total assets of $15,862 comprised of computer equipment and, a website. At May 31, 2009 Waste to Energy had liabilities of $344,104 consisting of accounts payable and accruals, loans payable, accrued interest on loans payable, loans payable to related party and accrued interest on loans from related party. Stockholders deficit in Waste to Energy was $328,242 as of May 31, 2009.

For the period from inception until May 31, 2009 Waste to Energy’s cash flow used in operating activities was $298,423. Cash flows used in operating activities for the year ended May 31, 2009 were $247,964 compared to $22,380 for the year ended May 31, 2008. The cash flow used in operating activities during the current period was due to net losses and adjustments from an increase in accounts payable, accrued interest on loans and an accounts receivable outstanding from the year ending May 31, 2008.

For the period from inception until May 31, 2009 Waste to Energy’s cash flow used investing activities was $29,462. Cash flow used in investing activities for the year ended May 31, 2009 were $2,465 as compared to $26,997 for the year ended May 31, 2008.

For the period from inception until May 31, 2009 Waste to Energy’s cash flow provided by financing activities was $327,900. Cash flow provided by financing activities for the year ended May 31, 2009 was $249,758 as compared to $0 for the year ended May 31, 2008. Cash flows provided by financing activities can be primarily attributed to loans.

Waste to Energy had no lines of credit or other bank financing arrangements as of May 31, 2009.

Waste to Energy does not expect to pay cash dividends in the foreseeable future.

Waste to Energy has no defined benefit plan or contractual commitment with any of its officers or directors.

Waste to Energy has no current plans for any significant purchase or sale of any plant or equipment.

Waste to Energy has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of May 31, 2009 Waste to Energy had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Our auditors have expressed an opinion as to Waste to Energy’s ability to continue as a going concern as a result of net losses of $411,434 as of May 31, 2009. Waste to Energy’s ability to continue as a going concern is subject to the ability of Waste to Energy to realize a profit and /or obtain funding from outside sources. Management’s plan to address Waste to Energy’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the commercialization of a business opportunity; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow Waste to Energy to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance

•	our ability to generate revenues through sales to fund future operations

•	our ability to raise additional capital to fund cash requirements for future operations

•	the volatility of the stock market

•	general economic conditions

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report.

We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended May 31, 2009 included in this Form 10-K, Waste to Energy discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. Waste to Energy believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, Waste to Energy evaluates our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

We have adopted Financial Accounting Standards Board (“FASB”) No. 123 (revised 2004) (Statements of Financial Accounting Standards (“SFAS”) No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. Waste to Energy will adopt SFAS 166 in fiscal 2010. Waste to Energy does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. Waste to Energy will adopt SFAS 167 in fiscal 2010. Waste to Energy does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Waste to Energy will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of Waste to Energy.

ITEM 7 A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended May 31, 2009 and 2008 are attached hereto as F-1 through F-15.

Waste to Energy Group, Inc.

(A Development Stage Company)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm      F-2
Balance Sheets                                                                      F-3
Statements of Operations                                                       F-4
Statement of Stockholders’ Equity (Deficit)                            F-5
Statements of Cash Flows                                                      F-6
Notes to the Financial Statements                                           F-7

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Waste to Energy Group, Inc. (formerly Your Digital Memories, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Waste to Energy Group, Inc. (A Development Stage Company) as of May 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2009, 2008 and since inception on June 27, 2006 through May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waste to Energy Group, Inc. (A Development Stage Company) as of May 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2009, 2008 and since inception on June 27, 2006 through May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has had net losses of $411,434 since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada

September 29, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7492 Fax (702) 253-7501

Waste to Energy Group Inc.

(Formerly Your Digital Memories, Inc)
(A Development Stage Company)

Balance Sheets

	May 31,	May 31,
	2009	2008
	(Audited)	(Audited)
ASSETS		(Restated)

Current Assets
Cash	$ 15	$ 686
Accounts receivable	-	387
Total current assets	15	1,073

Non-current
Computer equipment, net of amortization	5,347	5,497
Website, net of amortization	10,500	17,500
Total Non-current	15,847	22,997

Total Assets	$ 15,862	$ 24,070

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accruals	$ 89,068	$ 3,000
Loans Payable	196,225	-
Accrued Interest - Loans Payable	7,665	-
Loans Payable - Related Party	48,483	-
Accrued Interest - Related Party	2,664

Total Liabilities	$ 344,104	$ 3,000

Stockholders' Equity (Deficit) (Note 4,5)
Preferred stock, authorized 50,000,000 shares,
par value $0.0001.
Common stock, authorized 2,500,000,000 shares, par value, $0.0001

Issued and outstanding:
225,565,000 and 50,265,000 Common Shares for the years ended May 31, 2009 and 2008, respectively	$ 5,026	$ 22,557
Additional paid-in capital	73,116	55,585
Contributed capital	5,050	-
Deficit accumulated during the development stage	(411,434)	(57,072)

Total Stockholders’ Equity (Deficit)	$ (328,242)	$ 21,070

Total Liabilities and Stockholders' Equity (Deficit)	$ 15,862	$ 24,070

The accompanying condensed notes are an integral part of these consolidated financial statements.

Waste to Energy Group Inc.
(Formerly Your Digital Memories, Inc)
(A Development Stage Company)

Statements of Operations

(Audited)

			Period from
			Inception
	Year-ended	Year-ended	(June 27, 2006)
	May 31,	May 31,	to
	2009 (Audited)	2008 (Audited) (Restated)	May 31, 2009

REVENUE	$ -	$ 1,596	$ 1,596

OPERATING EXPENSES
General and Administrative	17,112	5,548	24,306
Professional Fees	39,605	11,558	75,162
Consulting	92,500	8,500	102,672
Depreciation	9,615	4,000	13,615
Filing Fees	5,201	1,560	7,568
Impairment of Asset	180,000	-	180,000
Total Expenses	344,034	31,166	403,323

Loss from operations	$ (344,034)	$ (29,570)	$ (401,727)

Interest Expense
Interest – Loans	7,665	-	7,665
Interest – Related Party	2,664	-	2,664
Total Interest Expense	10,329	-	10,329

Interest income	-	577	622

Loss before income taxes	(354,363)	(28,993)	(411,434)

Provision for income taxes	-	-	-

Net loss	$ (354,363)	$ (29,993)	$ (411,434)

Basic and Diluted (Loss) per Share	$ (0.01)	$ (0.00)

Weighted Average
Number of Shares (Note 4)	50,265,000	18,224,823

The accompanying condensed notes are an integral part of these consolidated financial statements.

Waste to Energy Group Inc.
(formerly Your Digital Memories, Inc)
(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Paid in	Contributed	Accumulated	Total
	Shares	Amount	Capital	Capital	Deficit during the development stage	Equity (Deficit)
Inception June 27, 2006	-	$ -	$ -	$ -	$ -	$ -
Common Shares issued to
director for cash June 27, 2006	2,500,000	250	(150)	-	-	100
Common Shares issued to	125,300,000	12,530	(7,518)	-	-	5,012
director for cash June 27, 2006
Common Shares issued to	62,500,000	6,250	(3,750)	-	-	2,500
director for cash October 31 , 2006
Private placement closed April 30, 2007	35,265,000	3,527	67,003	-	-	70,530

Net loss for the year					(28,079)	(28,079)
Balance, May 31, 2007	225,565,000	$ 22,557	$ 55,585	$ -	$ (28,079)	$ 50,063

Net loss for the year					(28,993	(28,993)
Balance, May 31, 2008 (Restated)	225,565,000	$ 22,557	$ 55,585	$ -	$ (57,072)	$ 21,070

Common Shares cancelled to
directors September 2, 2008	(175,300,000)	(17,531)	17,531	-	-	-

Contributed Capital	-	-	-	5,050	-	5,050

Net loss for the year					(354,363)	(354,363)
Balance, May 31, 2009	50,265,000	$ 5,026	$ 73,116	$ 5,050	$ (411,434)	$ (328,242)

The accompanying condensed notes are an integral part of these consolidated financial statements.

Waste to Energy Group Inc.
(Formerly Your Digital Memories, Inc)
(A Development Stage Company)

Statements of Cash Flows

			Period from
			Inception
	Year-ended	Year-ended	(June 27, 2006)
	May 31,	May 31,	to
	2009	2008	May 31, 2009
	(Audited)	(Audited)
Operating Activities		(Restated)

Net (loss)	$ (354,363)	$ (28,993)	$ (411,434)
Adjustments to reconcile net loss to net loss cash used in operating activities
Depreciation	9,615	4,000	13,615
Changes in operating assets and liabilities:
Accounts receivable	387	(387)	-
Accounts payable and accrued liabilities	86,068	3,000	89,068
Accrued interest – loans payable	7,665	-	7,665
Accrued interest – related party	2,664	-	2,664
Net Cash Used by Operating Activities	$ (247,964)	$ (22,380)	$ (298,423)

Financing Activities
Proceeds from sale of Common Stock	-	-	78,142
Loans payable	196,225	-	196,225
Loans payable – related party	48,483	-	48,483
Contributed capital	5,050	-	5,050
Net Cash Provided by Financing Activities	$ 249,758	$ -	$ 327,900

Investing Activities
Purchase of computer equipment and website	(2,465)	(26,997)	(29,462)
Net Cash Used in Investing Activities	$ (2,465)	$ (26,997)	$ (29,462)

(Decrease) Increase in Cash during the period	(671)	(49,377)	15
Cash, Beginning of Period	686	50,063	-

Cash, End of Period	$ 15	$ 686	$ 15

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

The accompanying condensed notes are an integral part of these consolidated financial statements.

Waste to Energy Group Inc.

(Formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009 and May 31, 2008

Note 1 – General Organization and Business

Waste to Energy Group, Inc. (the “Company”) was incorporated in the state of Nevada on June 27, 2006.

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

Note 2 – Significant Accounting Policies

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

Waste to Energy Group Inc.

(Formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009 and May 31, 2008

Note 2 – Significant Accounting Policies – cont.

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

Advertising Costs

The Company will expense its advertising costs when incurred. There have been no expenditures on advertising since inception.

Waste to Energy Group Inc.

(Formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009 and May 31, 2008

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			05/31/09	05/31/08
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer Equipment	$ 8,462	$ 3,115	$ 5,347	$5,497
Website	$21,000	$ 10,500	$10,500	$17,500
Total	$29,462	$13,615	$15,847	$22,997

Amortization is taken over 3 years on a straight line basis. The Company is considering selling these assets.

Note 4 – Stockholders’ Equity

Common Shares – Authorized

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

Common Shares – Issued and Outstanding

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

Waste to Energy Group Inc.

(Formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009 and May 31, 2008

Note 4 – Stockholders’ Equity – cont.

On April 30, 2007, the Company completed a private placement for 35,265,000 common shares at $0.002 per share for total consideration of $70,530.

As of May 31, 2009, the Company had 50,265,000 common shares issued and outstanding.

During the year ending May 31, 2009, 175,300,000 shares were voluntarily cancelled, subsequent to which cancellation there were 225,565,000 common shares of the Company issued and outstanding.

Subsequent to the share cancellation the Company authorized to effect a forward split of the Company’s stock on a 25 new for 1 old basis, such that its authorized capital shall increase from 100,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001 and, correspondingly, its issued and outstanding shares of common stock shall decrease from 225,565,000 shares of common stock to 50,265,000 shares of common stock. The effective date for the forward stock split was September 3, 2008. The forward split caused a mandatory exchange of share certificates. The forward split was retroactively applied to the Statement of Stockholders’ Equity.

Note 5 – Related Party Transactions

On June 27, 2006 (inception) the Company issued 2,500,000 shares of its common stock to a director for cash.

On September 13, 2006, the Company issued 62,500,000 shares of its common stock to its director for cash.

On October 31, 2006, the Company issued 125,300,000 shares of its common stock to a director for cash.

As of the year ending May 31, 2009 the accounts payable included a total of $22,729 in consulting fees incurred on behalf of the Company due to the chief executive officer of the Company through a company controlled by the chief executive officer. These amounts remain outstanding as of May 31, 2009.

During the year ending May 31, 2009 the Company entered into a consulting agreement commencing September 2, 2008 with a company controlled by the chief executive officer. The terms of the consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties.

Waste to Energy Group Inc.

(Formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009 and May 31, 2008

Note 5 – Related Party Transactions – cont.

During the year ending May 31, 2009, Prosper Financial Inc., a company controlled by the chief executive officer of the Company advanced to the company $2,500 by way of a direct payment to one of the Company’s current accounts payable. A Promissory Note was issued in the amount of $2,500 by the Company to Prosper Financial Inc. This was an interest free loan. During the year ending May 31, 2009 the Promissory Note of $2,500 was paid by an unrelated party directly to Prosper Financial Inc. on behalf of the Company.

On September 22, 2008 Prosper Financial Inc., a company controlled by the chief executive officer of the Company advanced Waste to Energy Group LLC $50,000 as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies. Prosper Financial Inc. was issued a Promissory Note in the amount of $50,000 from the Company on September 22, 2008 paying 8% interest per annum. During the year ending May 31, 2009 $1,617 was paid to Prosper Financial, a company controlled by the chief executive officer of the Company by an unrelated party directly to Prosper Financial Inc. on behalf of the Company.

Note 6 – Loans Payable

As of May 31, 2009, the loans payable balance comprised of:

a)	$66,225 total loans on an interest free basis payable on demand. These loans were provided to the Company by unrelated parties and bear no interest.

b)	$130,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies. Three Promissory Notes in the amounts of $50,000, $70,000 and $10,000 were issued from the Company on September 4, 2008 paying 8% interest per annum. The total interest accrued on the three Promissory Notes issued by the Company was $7,665.

Note 7 – Loans Payable – Related Party Transactions

$50,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies by Prosper Financial Inc. a company controlled by the chief executive officer of the Company. A Promissory Note in the amount of $50,000 was issued from the Company on September 22, 2008 paying 8% interest per annum. During the year ending May 31, 2009 the total interest accrued on this Promissory Note issued by the Company was $2,665. During the year ending May 31, 2009 $1,617 was paid to Prosper Financial, a company controlled by the chief executive officer of the Company by an unrelated party directly to Prosper Financial Inc. on behalf of the Company.

Waste to Energy Group Inc.

(Formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009 and May 31, 2008

Note 8 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period of inception to the year ending May 31, 2009 of $411,434. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 9 – Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $9,051,548 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $411,434.

Note 10 – Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

Waste to Energy Group Inc.

(Formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009 and May 31, 2008

Note 10 – Recent Accounting Pronouncements - cont.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

Waste to Energy Group Inc.

(Formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009 and May 31, 2008

Note 10 – Recent Accounting Pronouncements - cont.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the twelve months ended May 31, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

Waste to Energy Group Inc.

(Formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009 and May 31, 2008

Note 10 – Recent Accounting Pronouncements - cont.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

Note 11 – Misstatement of Revenues

It was discovered that revenues were incorrectly stated on the Statement of Operations for the year ending May 2008 by stating the net revenue instead of the gross revenue. The amount of $387 was not stated as an outstanding receivable for the year ending May 2008. The product was sold on the internet with no manufacturing or inventory required.

Note 12 – Impairment of WTE LLC Acquisition

During the year ending May 31, 2009 the Company entered into a memorandum of understanding to acquire Waste to Energy Group, LLC pursuant to a share exchange. As part of the payments due $180,000 was advanced to Waste to Energy Group, LLC. Upon completion of a thorough due diligence inquiry the decision was made to abandon the prospective transaction. The asset was subsequently impaired as a result of this decision.

Note 13 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through September 29, 2009.

On August 17, 2009 Waste to Energy issued a Promissory Note in the amount of $50,000 to Austin Crook. Interest is accruing at the rate of 8% per annum. The note becomes due and payable on February 17, 2010.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by Waste to Energy’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Waste to Energy’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Waste to Energy’s management concluded, as of the end of the period covered by this report, that Waste to Energy’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of Waste to Energy is responsible for establishing and maintaining adequate internal control over financial reporting. Waste to Energy’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Waste to Energy’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Waste to Energy’s assets.

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors.

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Waste to Energy’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Waste to Energy’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under were:

(1) Lack of a functioning audit committee due to a lack of independent members and a lack of a outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting;

(2) Inadequate segregation of duties consistent with control objectives; and

(3) Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of May 31, 2009.Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee, the inadequate segregation of duties and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting, which weaknesses could result in a material misstatement in our financial statements in future periods.

Waste to Energy intends, as capital resources allow, to remedy its material weaknesses by:

•	Forming an audit committee made up of independent directors that will oversee management (we have begun this process by seeking out individuals who might act as independent directors).

•	Engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer to facilitate our financial disclosure and reporting processes (our chief executive officer is in the process of seeking out an individual willing to serve as chief financial officer and principal accounting officer).

Despite Waste to Energy’s intention to remedy its material weaknesses in the manner described, the actions required to accomplish these objectives will require us to engage additional personnel which actions may not be possible in the near term due to our limited financial resources and operations.

This annual report does not include an attestation report of Waste to Energy's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Waste to Energy's registered public accounting firm pursuant to temporary rules of the Commission that permit Waste to Energy to provide only the management's report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended May 31, 2009 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer:

Name	Age	Positions and Offices Held
Maria C. Maz	41	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, and Director

Business Experience

The following is a brief account of the education and business experience of our director and executive officer during at least the past five years, indicating her business experience, principal occupation during the period, and the name and principal business of the organization by which she was employed.

From 2002 to present, Ms. Maz has been the President of Prosper Financial, Inc., a management company that provides financial and corporate consulting services to start-up companies. Since 2006 Ms. Maz has been the Corporate Secretary and a member of the Board of Directors of RocketInfo Inc., which provides News Monitoring and Competitive Intelligence products through the World Wide Web. In 2005 Ms. Maz became an Officer and Director of Dulcin Izmir Corporation. From 2003 to 2005, Ms. Maz was President and Director of FUSA Capital Corporation, a reporting company engaged in ownership, development and marketing video and audio search engine technology. From 2000 to 2002, Ms. Maz was the Investment Analyst for Auron 2000, Inc., a company engaged in consulting and management of companies in several industries from biotechnology to internet.

From 1996 – 2000 Ms. Maz was a founder and President of a company dedicated to the wholesale of imported products in Colombia. Ms. Maz received a Bachelor’s Degree in Business Administration with areas of concentration in Marketing and Finances from the Universidad de los Andes, Colombia in 1993. Our officer and sole director is not currently a director in any other reporting companies. Our officer and our sole director has not been affiliated with any company that has filed for bankruptcy within the last five years. We are not aware of any proceedings to which our director and officer, or any associate of any such director or officers, is a party adverse to us.

Our director serves for a term of one year or until her successor is elected at our annual shareholders' meeting and is qualified, subject to removal by our shareholders. Our sole officer serves, at the pleasure of the Board of Directors, for a term of one year or until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Term of Office

Our directors are appointed for one year terms to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our board of directors and hold office pursuant to employment agreements or until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of Waste to Energy and persons who own more than ten percent of a registered class of Waste to Energy's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to us. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended May 31, 2009, all reporting persons complied with all applicable Section 16(a) filing requirements except Ms. Maria Maz for failure to file a Form 3 as an officer, director and ten percent shareholder of Waste Energy.

Code of Ethics

Waste to Energy has not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. Waste to Energy expects to adopt a Code of Ethics in the next twelve months.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Waste to Energy Group Inc. will be required to establish an audit committee. The board of directors has not established a compensation committee. We intend to establish both an audit and compensation committee over the next twelve months.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our executive officer and director.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Director Compensation

Directors currently are reimbursed for out-of-pocket costs incurred in attending meetings but are not compensated for their service as directors. A company controlled by our chief executive officer has a consulting agreement with Waste to Energy for $5,000 per month plus expenses. Waste to Energy may offer directors additional compensation in the future.

Compensation Committee Deliberations and Insider Participation

There are no deliberations to report concerning executive officer compensation during the last fiscal year as Waste to Energy incurred solely executive compensation paid to our chief executive officer under a consulting agreement in her capacity as a director.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Annual Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Sacks (1)	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Alan Bard (2)	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Maria C. Maz(1) President, Secretary, Treasurer and Director	2009	$60,000(1)	$0	$0	$0	$0	$0	$0	$60,000

(1)      During the year ending May 31, 2008 Alan Sacks resigned as secretary, treasurer and director.

(2)      During the year ending May 31, 2009 Aaron Bard resigned as chief executive officer, chief financial officer, principal accounting officer, president, secretary, treasurer and director and was concurrently replaced by Ms. Maria C. Maz as chief executive officer, chief financial officer, principal accounting officer, president, secretary, treasurer and director

(3)      Ms. Maz is paid as a consultant through a company owned by Ms. Maz.

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Sacks (1)	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Alan Bard (2)	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Maria C. Maz	2009	$0	$0	$0	$0	$0	$60,000

(1)      During the year ending May 31, 2008 Alan Sacks resigned as secretary, treasurer and director.

(2)      During the year ending May 31, 2009 Aaron Bard resigned as chief executive officer, chief financial officer, principal accounting officer, president, secretary, treasurer and director and was replaced by Ms. Maria C. Maz as chief executive officer, chief financial officer, president, secretary, treasurer and director

All compensation received by the officers and directors has been disclosed.

Outstanding Equity Awards

As of May 31, 2009, no executive officer or director, or any former executive officer or director held unexercised options, stock that had not vested, or equity incentive plan awards.

Grants of Stock Options and Stock Appreciation Rights

No stock options or stock appreciation rights were granted to any executive officer, or any former executive officer and none hold unexercised options, stock that had not vested, or equity incentive plan awards.

Options/SAR Exercise

None of our directors, executive officers, or former directors or executive officers were issued any stock options or stock appreciation rights during the during the period from June 27, 2006 (inception) until the year ending May 31, 2009, and none of them holds unexercised stock options held as of such date.

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

Our chief executive officer has received compensation at $5,000 per month plus expenses through a company controlled by her.

There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Waste to Energy has entered into a consulting agreement with its sole executive officer. The consulting agreement makes no arrangement or plan pursuant to which Waste to Energy is obligated to provide pension, retirement or similar benefits to this executive officer. Further, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers. Nevertheless, the consulting agreement does provide for the grant of stock options and additional options may be granted at the discretion of our board of directors in the future.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                     MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of Waste to Energy’s 50,265,000 shares of common stock issued and outstanding as of September 29, 2009 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Ownership	Amount and nature of Beneficial Ownership[1]	Percent of Class
Common Stock	Maria C. Maz 4801 Alhambra Circle Coral Gables, Florida 33146	15,000,000	29.84%

Beneficial ownership is determined in accordance with Commission rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Neither our director or executive officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a) (15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we had no independent directors as of May 31, 2009.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees that are billed to us by our auditors for professional services rendered for the past two fiscal years:

Fee Category	Fiscal 2009 Fees ($)	Fiscal 2008 Fees ($)
Audit Fees	11,500	3,750
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Seale & Beers CPA in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

Waste to Energy does not have a standing audit committee. Therefore, all services provided to us by Seale & Beers CPA, as detailed above, were pre-approved by our board of directors. Seale & Beer CPA performed all work only with their permanent full time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-15, and are included as part of this Form 10-K:

Financial Statements of Waste to Energy for the years ended May 31, 2009 and 2008:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations
Statements of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste to Energy Group Inc., Inc.	Date
/s/ Maria C. Maz By: Maria C Maz Its: President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	September 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Waste to Energy Group Inc., Inc.	Date
/s/ Maria C. Maz By: Maria C. Maz Its: President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	September 29, 2009

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Waste to Energy (annexed as Exhibit 3.1to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 19, 2007).
3.2	Bylaws of Waste to Energy (annexed as Exhibit 3.2 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 19, 2007).
10.1	Certificate of Change (Pursuant to NRS 78.209) (annexed to our Form 8-K, filed with the Securities and Exchange Commission on September 9, 2008).
10.2	Articles of Merger (Pursuant to NRS 92A.200) (annexed to our Form 8-K, filed with the Securities and Exchange Commission on September 9, 2008).
10.3	Memorandum of Understanding (annexed to our Form 8-K, filed with the Securities and Exchange Commission on September 9, 2008).
10.4	Share Purchase Agreement (annexed to our Schedule 13-D, filed with the Securities and Exchange Commission on September 29, 2008).
10.5	Share Purchase Agreement (annexed to our Schedule 13-D, filed with the Securities and Exchange Commission on September 29, 2008).
31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Financial Officer (attached).
32	Section 1350 Certification of Principal Executive Officer and Financial Officer (attached).