Form 10-Q
period 2009-08-31
Waste to Energy Group Inc.
filed 2009-10-20
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2009.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-52784

WASTE TO ENERGY GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0507522 (I.R.S. Employer Identification No.)

2829 Bird Avenue, Miami, Florida 33133

(Address of principal executive offices) (Zip Code)

(786) 206-5368

(Registrant’s telephone number, including area code)

N/A

(Former name or former address if changed since last report)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

At October 19, 2009 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 50,265,000.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Waste to Energy Group, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Waste to Energy Group Inc.
(formerly Your Digital Memories, Inc)

(A Development Stage Company)

Balance Sheets

	August 31,	May 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 5,984	$ 15
Accounts receivable	-	-
Total current assets	$ 5,984	15

Non-current
Computer equipment, net of amortization	4,642	5,347
Website, net of amortization	8,750	10,500
Total Non-current	13,392	15,847

Total Assets	$ 19,376	$ 15,862

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accruals	$ 90,312	$ 89,068
Loans Payable	245,825	196,225
Accrued interest - loans payable	10,584	7,665
Loans payable - related party	48,483	48,483
Accrued interest - related party	3,724	2,664

Total Liabilities	$ 398,928	$ 344,104

Stockholders' Equity (Deficit) (Note 4, 5)
Preferred stock, authorized 50,000,000 shares
par value $0.0001
Common stock, authorized 2,500,000,000 shares
par value, $0.0001

Issued and outstanding:
50,265,000 and 50,265,000 Common Shares for the year ended
May 31, 2009 and as of August 31,2009, respectively	$ 5,026	$ 5,026
Additional paid-in capital	73,116	73,116
Contributed capital	5,050	5,050
Deficit accumulated during the development stage	(462,744)	(411,434)

Total Stockholders' Equity (Deficit)	$ (379,552)	$ (328,242)

Total Liabilities and Stockholders' Equity (Deficit)	$ 19,376	$ 15,862

The accompanying condensed notes are an integral part of these consolidated financial statements.

Waste to Energy Group Inc.
(Formerly Your Digital Memories, Inc)

(A Development Stage Company)

Statements of Operations

(Unaudited)

			Period from
			Inception
	Three Months	Three Months	(June 27, 2006)
	Ended	Ended	to
	August 31, 2009	August 31, 2008	August 31, 2009

REVENUE	$ -	-	$ 1,596

OPERATING EXPENSES
General and Administrative	816	1,743	25,123
Professional Fees	14,059	4,184	89,221
Consulting	30,000	-	132,672
Depreciation	2,455	2,250	16,070
Filing Fees	-	3,867	7,568
Impairment of Asset		-	180,000
Total Expenses	47,331	12,044	450,654

Loss from operations	$ (47,331)	$ (12,044)	$ (449,058)

Interest Expense
Interest - Loans	2,990	-	10,655
Interest - Related Party	989	-	3,653
Total Interest Expense	3,979	-	14,308

Interest income	-	-	622

Loss before income taxes	(51,310)	(12,044)	(462,744)

Provision for income taxes	-	-	-

Net loss	$ (51,310)	$ (12,044)	$ (462,744)

Basic and Diluted Earnings (Loss) per Share	$ (0.00)	$ (0.00)

Weighted Average
Number of Shares (Note 4)	50,265,000	50,265,000

The accompanying condensed notes are an integral part of these consolidated financial statements

Waste to Energy Group Inc.
(formerly Your Digital Memories, Inc)

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Paid in	Contributed	Accumulated	Total
	Shares	Amount	Capital	Capital	Deficit during the development stage	Equity (Deficit)
Inception June 27, 2006	-	$ -	$ -	$ -	$ -	$ -
Common Shares issued to
director for cash June 27, 2006	2,500,000	250	(150)	-	-	100
Common Shares issued to	125,300,000	12,530	(7,518)	-	-	5,012
director for cash June 27, 2006
Common Shares issued to	62,500,000	6,250	(3,750)	-	-	2,500
director for cash October 31 , 2006
Private placement closed April 30, 2007	35,265,000	3,527	67,003	-	-	70,530

Net loss for the year					(28,079)	(28,079)
Balance, May 31, 2007	225,565,000	$ 22,557	$ 55,585	$ -	$ (28,079)	$ 50,063

Net loss for the year					(28,993	(28,993)
Balance, May 31, 2008 (Restated)	225,565,000	$ 22,557	$ 55,585	$ -	$ (57,072)	$ 21,070

Common Shares cancelled to
directors September 2, 2008	(175,300,000)	(17,531)	17,531	-	-	-

Contributed Capital	-	-	-	5,050	-	5,050

Net loss for the year					(354,363)	(354,363)
Balance, May 31, 2009	50,265,000	$ 5,026	$ 73,116	$ 5,050	$ (411,434)	$ (328,242)

Net loss for the period	-	-	-	-	(51,310)	(51,310)
Balance, August 31, 2009	50,265,000	$ 5,026	$ 73,116	$ 5,050	$ (462,744)	$ (379,552)

The accompanying condensed notes are an integral part of these consolidated financial statements.

Waste to Energy Group Inc.
(Formerly Your Digital Memories, Inc)

(A Development Stage Company)

Statement of Cash Flows

			Period from
			Inception
	Three Months	Three Months	(June 27, 2006)
	Ended	Ended	to
	August 31, 2009	August 31, 2008	August 31, 2009

Operating Activities

Net (loss)	$ (51,310)	$ (12,044)	$ (462,744)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,455	2,250	16,070
Changes in operating assets and liabilities:
Accounts receivable	-	387	-
Accounts payable and accrued liabilities	1,245	9,567	90,312
Accrued interest - loans payable	2,919	-	10,655
Accrued interest - related party	1,060	-	3,653
Waste to Energy Group LLC	-		180,000
Net Cash Used by Operating Activities	$ (43,631)	$ 160	$ (162,054)

Financing Activities
Proceeds from sale of Common Stock	$ -	$ -	$ 78,142
Loans payable	49,600	-	245,825
Loans payable - related party	-	-	48,483
Contributed capital	-	-	5,050
Net Cash Provided by Financing Activities	$ 49,600	$ -	$ 377,500

Investing Activities
Purchase of computer equipment and website	$ -	$ -	$ (29,462)
Waste to Energy Group LLC	-		(180,000)
Net Cash Used in Investing Activities	$ -	$ -	$ (209,462)

(Decrease) Increase in Cash during the period	$ 5,969	$ 160	$ 5,984
Cash, Beginning of Period	$ 15	$ 686	$ -

Cash, End of Period	$ 5,984	$ 846	$ 5,984

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

The accompanying condensed notes are an integral part of these consolidated financial statements.

Waste to Energy Group Inc.

(formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

August 31, 2009

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

Waste to Energy Group Inc.

(formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

August 31, 2009

Note 2 – Significant Accounting Policies – cont.

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

Advertising Costs

The Company will expense its advertising costs when incurred. There have been no expenditures on advertising since inception.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			08/31/09	05/31/09
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer Equipment	$ 8,462	$ 3,820	$ 4,642	$ 5,347
Website	$21,000	$12,250	$ 8,750	$10,500
Total	$29,462	$16,070	$13,392	$15,847

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

Waste to Energy Group Inc.

(formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

August 31, 2009

Note 4 – Stockholders’ Equity - cont.

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

On September 4, 2008 the Company effected a forward split of the Company’s stock on a 25 new for 1 old basis, such that its authorized capital increased from 100,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001 and its issued and outstanding shares of common stock decreased from 225,565,000 shares of common stock to 50,265,000 shares of common stock. The forward split caused a mandatory exchange of share certificates. The forward split was retroactively applied to the Statement of Stockholders’ Equity.

As of the three months ending August 31, 2009, the Company had 50,265,000 common shares issued and outstanding.

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

Waste to Energy Group Inc.

(formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

August 31, 2009

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

As of August 31, 2009 the accounts payable included a total of $20,528.95 in consulting fees incurred on behalf of the Company due to the chief executive officer of the Company through a company controlled by the chief executive officer. These amounts remain outstanding as of August 31, 2009.

Note 6 – Loans Payable

As of August 31, 2009, the loans payable balance comprised of:

a)	$65,825 total loans on an interest free basis payable on demand. These loans were provided to the Company by unrelated parties and bear no interest.

b)

$130,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies. Three Promissory Notes in the amounts of $50,000, $70,000 and $10,000 were issued from the Company on September 4, 2008 paying 8% interest per annum. As of August 31, 2009 the total interest accrued on the three Promissory Notes issued by the Company was $10,429.

c)

During the three months ending August 31, 2009 a loan of $50,000 paying 8% interest per annum payable on demand was provided by an unrelated party. The interest accrued during the three months ending August 31, 2009 was $156. The note becomes due and payable on February 17, 2010.

Waste to Energy Group Inc.

(formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

August 31, 2009

Note 7 – Loans Payable – Related Party Transactions

$50,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies by Prosper Financial Inc. a company controlled by the chief executive officer of the Company. A Promissory Note in the amount of $50,000 was issued from the Company on September 22, 2008 paying 8% interest per annum. During the year ending May 31, 2009 $1,617 was paid to Prosper Financial, a company controlled by the chief executive officer of the Company by an unrelated party directly to Prosper Financial Inc. on behalf of the Company. As of the three months ending August 31, 2009 the total interest accrued on this Promissory Note issued by the Company was $3,724.

Note 8 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period of inception to the three months ending August 31, 2009 of $462,744. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 9 – Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $10,180,368 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $462,744.

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

Waste to Energy Group Inc.

(formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

August 31, 2009

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning September 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

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

Waste to Energy Group Inc.

(formerly Your Digital Memories, Inc.)

(A Development Stage Company)

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

August 31, 2009

Note 11 – Misstatement of Revenues

Due to an accounting error, we restated our gross income for the year ending May 31, 2008 to include $387 in revenue we had originally reported in the quarter ending August 31, 2008. As a timing difference the correction had no cumulative effect on retained earnings, equity or net assets, and it was too small to change our per-share amounts.

Note 12 – Impairment of Waste To Energy Group, LLC Acquisition

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

Note 13 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date as of August 31, 2009.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

The Company’s plan of operation for the coming year is to identify and acquire or develop a revenue producing business through merger or acquisition. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits.

We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

The Company’s plan of operation will require $100,000 in funding over the next twelve months. This funding is not currently available. Should we merge with or acquire a suitable business opportunity within the next twelve months our funding requirements will change.

Results of Operations

During the quarter ended August 31, 2009, we have focused our efforts on identifying a prospective business opportunity for merger or acquisition.

The Company has been funded since inception through private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated for general and administrative costs, exploration expenses, loans and interest expenses.

We do not expect to receive revenues within the next twelve months of operation or ever, since we have yet to acquire a business opportunity, which opportunity if acquired, may or may not produce revenue.

Net Income/Losses

For the period from inception until the three months ending August 31, 2009 the Company incurred net losses of $462,744. Net losses for the three months ending August 31, 2009 were $51,310 as compared to $12,044 for the three months ending August 31, 2008. The increase in net losses over the comparative period can be attributed an increase in consulting and professional fees. We have never generated sufficient revenue to fund operations since inception. We will likely continue to operate at a loss through fiscal 2010 and we cannot determine whether we will ever generate additional revenues.

Revenues

Revenue for the three months ended August 31, 2009 were $0.00 as were the revenue for the three months ended August 31, 2008.

Operating Expenses

Operating expenses for the three months ending August 31, 2009 were $47,331 as compared to $12,044 for the three months ending August 31, 2008. The increase in operating expenses is primarily due to increased professional fees and consulting fees. Operating expenses included accounting costs, consulting fees, employment costs and interest costs on loans made to the Company.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material effect on operations for the period from June 27, 2006 (inception) to August 31, 2009.

Capital Expenditures

The Company has not spent significant amounts of capital for the period from June 27, 2006 (inception) to August 31, 2009.

Liquidity and Capital Resources

The Company has been in the development stage since inception. As of August 31, 2009 the Company had a working capital deficit of $84,328 and current and total assets of $19,376 comprised of computer equipment, a website and cash on hand. As of August 31, 2009 the Company had current and total liabilities of $398,928 consisting of accounts payable and accruals, loans payable, accrued interest on loans payable, loans payable to related party and accrued interest on loans from related party. Stockholders deficit in the Company was $379,552 as of August 31, 2009.

For the period from inception until August 31, 2009 the Company’s cash flow used in operating activities was $162,054. Cash flows used in operating activities for the three months ending August 31, 2009 were $43,631 compared to $160 for the three months ending August 31, 2008. The cash flow used in operating activities during the three months ending was due to net losses and adjustments from a decrease in accounts payable, an increase in accrued interest on loans.

For the period from inception until the three months ending August 31, 2009 the Company’s cash flow used investing activities was $209,462. Cash flow used in investing activities for the three months ending August 31, 2009 and 2008 were $0.

For the period from inception until the three months ending August 31, 2009 the Company’s cash flow provided by financing activities was $377,500. Cash flow provided by financing activities for the three months ending August 31, 2009 was $49,600 as compared to $0 for the August 31, 2008. Cash flows provided by financing activities can be primarily attributed to loans.

The Company had no lines of credit or other bank financing arrangements as of August 31, 2009.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of August 31, 2009 the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Our auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of net losses of $462,744 as of August 31, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the commercialization of a business opportunity; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Critical Accounting Policies

In the notes to the interim financial statements for the period ended August 31, 2009 included in this Form 10-Q, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its interim report on Form 10-Q for the fiscal year ending November 30, 2009. This will not have an impact on the results of the Company.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended August 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our business, financial condition, and/or results of operations as well as the future trading price and/or the value of our securities.

We have a history of significant operating losses and such losses may continue in the future.

The Company incurred net losses of $462,744 for the period from June 27, 2006 (inception) to the quarter ending August 31, 2009. At the quarter ending August 31, 2009 we had a working capital deficit of $392,944 and stockholders’ deficit of $379,552.

The Company’s limited financial resources cast severe doubt on our ability to acquire or develop a revenue producing business.

Our future operation is dependent on our ability to acquire or develop a revenue producing business. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources which limitation may act as a deterrent in future negotiations with prospective acquisition, merger or development candidates. Should we be unable to improve our financial condition through debt or equity offerings our ability to acquire or develop a revenue producing business will be severely limited to the extent that the Company will, in all likelihood, be forced to cease operations.

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

The Company does not pay cash dividends.

The Company does not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

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

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company’s shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act of 1933, as amended (“Securities Act”) as follows:

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

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste to Energy Group Inc.	Date
/s/ Maria C. Maz By: Maria C. Maz Its: President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	October 19, 2009

INDEX TO EXHIBITS

Exhibit No.     Exhibit Description

3.1     Certificate of Incorporation of the Company (annexed as Exhibit 3.1to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 19, 2007).

3.2     Bylaws of the Company (annexed as Exhibit 3.2 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 19, 2007).

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