Form 10-Q
period 2009-11-30
ABAKAN, INC
filed 2010-02-01
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2009.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-52784

ABAKAN INC.

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

At January 29, 2010 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 54,865,000.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Abakan Inc. (formerly “Waste to Energy Group Inc.”, a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Abakan Inc.

(Waste to Energy Group Inc)

(A Development Stage Enterprise)

Balance Sheets

	November 30,	May 31,
	2009	2009
	(unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 4,383	$ 15
Accounts receivable	-	-
Total current assets	$ 4,383	$ 15
Non-current
Computer equipment, net (Note 3)	3,936	5,347
Website, net (Note 3)	7,000	10,500
Total Non-current	10,936	15,847
Total Assets	$ 15,319	$ 15,862

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accruals	$ 22,774	$ 17,858
Accounts payable - related parties	97,587	71,210
Loans Payable	296,380	196,225
Accrued interest - loans payable	13,571	7,665
Loans payable - related party	48,483	48,483
Accrued interest - related party	4,702	2,664
Total Liabilities	$ 483,496	$ 344,104

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' Equity (Deficit) (Note 4, 5)
Preferred stock, authorized 50,000,000 shares par value $0.0001
Common stock, authorized 2,500,000,000 shares par value $0.0001

Issued and outstanding:
50,265,000 and 50,265,000 Common Shares for the years ended
May 31, 2009 and as of November 30, 2009, respectively	$ 5,026	$ 5,026
Additional paid-in capital	73,116	73,116
Contributed capital	5,050	5,050
Deficit accumulated during the development stage	(551,369)	(411,434)

Total Stockholders' Equity (Deficit)	$ (468,177)	$ (328,242)

Total Liabilities and Stockholders' Equity (Deficit)	$ 15,319	$ 15,862

The accompanying condensed notes are an integral part of these consolidated financial statements.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

Statements of Operations

(Unaudited)

					Period from
					Inception (June 27,
	For the three months ended		For the six months ended		2006) to
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008	November 30, 2009
REVENUE	$ -	$ -	$ -	$ 387	$ 1,596

OPERATING EXPENSES
General and Administrative	5,146	13,089	5,963	14,832	30,270
Professional Fees	30,853	5,064	37,412	9,247	102,574
Professional Fees - Related party	7,500	10,000	15,000	10,000	25,000
Consulting	7,000	5,000	7,000	5,000	82,172
Consulting - Related party	30,000	27,500	60,000	27,500	87,500
Depreciation	2,455	2,442	4,910	4,692	18,525
Filing Fees	1,550	810	1,550	4,677	9,118
Impairment of Asset		180,000	-	180,000	180,000
Total Expenses	84,504	243,905	131,835	255,949	535,160
Loss from operations	$ (84,504)	$ (243,905)	$ (131,835)	$ (255,561)	$ (533,564)

Interest Expense
Interest - Loans	3,142	-	6,062	-	13,797
Interest - Related Party	978	-	2,038	-	4,631
Total Interest Expense	4,120	-	8,100	-	18,428

Interest income	-	-	-	-	622
Loss before income taxes	(88,624)	(243,905)	(139,935)	(255,561)	(551,369)
Provision for income taxes	-	-	-	-	-

Net loss	$ (88,624)	$ (243,905)	$ (139,935)	$ (255,561)	$ (551,369)

Basic and Diluted Earnings (Loss) per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares (Note 4)	50,265,000	52,191,374	50,265,000	139,351,885

The accompanying condensed notes are an integral part of these consolidated financial statements

Abakan Inc.

(Formerly Waste to Energy Group Inc)

(A Development Stage Enterprise)

Statement of Cash Flows

			Period from
			Inception
			(June 27,
	For the six months ended		2006) to
	November 30, 2009	November 30, 2008	November 30, 2009

Operating Activities

Net (loss)	$ (139,935)	$(255,561)	$(551,369)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	4,911	2,388	18,526
Changes in operating assets and liabilities:
Accounts receivable	-		-
Accounts payable and accrued liabilities	4,916	20,889	93,983
Accrued interest - loans payable	5,906	-	13,571
Waste to Energy Group LLC	-	-	180,000
Net Cash Used by Operating Activities	$ (124,202)	$ (232,284)	$ (245,289)

Financing Activities
Proceeds from sale of Common Stock	$ -	$ -	$ 78,142
Accounts payable - related parties	26,377	-	26,377
Accrued interest - related party	2,038	-	4,702
Loans payable	100,155	177,454	296,380
Loans payable - related party	-	49,114	48,483
Contributed capital	-	5,050	5,050
Net Cash Provided by Financing Activities	$ 128,570	$ 231,618	$ 459,134

Investing Activities
Purchase of computer equipment and website	$ -	$ -	$ (29,462)
Waste to Energy Group LLC	-		(180,000)
Net Cash Used in Investing Activities	$ -	$ -	$ (209,462)

(Decrease) Increase in Cash during the period	$ 4,368	$ (666)	$ 4,383
Cash, Beginning of Period	$ 15	$ 686	$ -

Cash, End of Period	$ 4,383	$ 20	$ 4,383

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

The accompanying condensed notes are an integral part of these consolidated financial statements.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 1 – General Organization and Business

Abakan Inc. (the “Company,” we, us, our, ABKI) was incorporated in the state of Nevada on June 27, 2006.

Abakan Inc., a wholly-owned subsidiary of Waste to Energy Group Inc., was incorporated in the state of Nevada on November 6, 2009. Abakan Inc. and Waste to Energy Group Inc. entered into an Agreement and Plan of Merger on November 6, 2009. The board of directors of Abakan Inc. and Waste to Energy Group Inc. deemed it advisable and in the best interest of their respective companies and shareholders that Abakan Inc. be merged with and into Waste to Energy Group Inc. with Waste to Energy Group Inc. remaining as the surviving corporation under the name Abakan Inc.

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

Financial Instruments

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

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 2 – Significant Accounting Policies – continued

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

Reclassifications

Certain amounts in the year ended May 31, 2009 financial statements have been reclassified to conform to the current period ended November 30, 2009 presentation.

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

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			11/30/09	05/31/09
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer Equipment	$ 8,462	$ 4,525	$ 3,936	$ 5,347
Website	$21,000	$14,000	$ 7,000	$10,500
Total	$29,462	$18,525	$10,936	$15,847

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

On June 27, 2006, the Company issued 125,300,000 shares of its common stock to a director for cash consideration of $5,012.

On October 31, 2006, the Company issued 62,500,000 shares of its common stock to a director for cash consideration of $2,500.

On April 30, 2007, the Company completed a private placement for 35,265,000 common shares at $0.002 per share for total consideration of $70,530.

As of May 31, 2009, the Company had 50,265,000 common shares issued and outstanding.

During the year ending May 31, 2009, 175,300,000 shares were voluntarily cancelled, subsequent to which cancellation there were 50,265,000 common shares of the Company issued and outstanding.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 4 – Stockholders’ Equity– continued

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

As of the six months ending November 30, 2009, the Company had 50,265,000 common shares issued and outstanding.

Note 5 – Related Party Transactions

On June 27, 2006 (inception) the Company issued 2,500,000 shares of its common stock to a director for cash.

On June 27, 2006, the Company issued 125,300,000 shares of its common stock to its director for cash.

On October 31, 2006, the Company issued 62,500,000 shares of its common stock to a director for cash.

During the year ending May 31, 2009 the Company entered into a consulting agreement commencing September 2, 2008 with a company controlled by the chief executive officer. The terms of the consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties.

During the year ending May 31, 2009, a company controlled by the chief executive officer of the Company advanced to the company $2,500 by way of a direct payment to one of the Company’s current accounts payable. A Promissory Note was issued in the amount of $2,500 by the Company to the aforementioned company. This was an interest free loan. During the year ending May 31, 2009 the Promissory Note of $2,500 was paid by an unrelated party directly to the note holder on behalf of the Company.

On September 22, 2008 a company controlled by the chief executive officer of the Company advanced Waste to Energy Group LLC $50,000 as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies. The above company was issued a Promissory Note in the amount of $50,000 from the Company on September 22, 2008 paying 8% interest per annum. During the year ending May 31, 2009 $1,617 was paid to a company controlled by the chief executive officer of the Company by an unrelated party directly to the note holder on behalf of the Company.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 5 – Related Party Transactions– continued

As of November 30, 2009 the accounts payable - related party totalled of $97,587 including $23,295 in consulting fees incurred on behalf of the Company due to the chief executive officer of the Company through a company controlled by the chief executive officer. Also included was $74,292 payable to two related business consultants for fees and expenses incurred on behalf of the Company. These amounts remain outstanding as of November 30, 2009.

Note 6 – Loans Payable

As of November 30, 2009, the loans payable balance comprised of:

a)

$76,224 total loans on an interest free basis payable on demand. These loans were provided to the Company by unrelated parties and bear no interest. During the period ending November 30, 2009, we were advanced an additional $400 from one of these unrelated parties subject to the same terms as above. We also made a principal payment to another of the parties of $401 and one of the interest bearing notes for $10,000 was assigned to another unrelated party and now bears no interest.

b)

$130,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies. Three Promissory Notes in the amounts of $50,000, $70,000 and $10,000 were issued from the Company on September 4, 2008 paying 8% interest per annum. During the period ending November 30, 2009, the note for $10,000 was assigned to another unrelated individual and converted to an interest free note as described above in “a.” Because of this our outstanding note balances for this group are $120,000, as of November 30, 2009. As of November 30, 2009 the total interest accrued on the three Promissory Notes issued by the Company was $13,048.

c)

During the six months ending November 30, 2009 a loan of $50,000 paying 8% interest per annum was provided by an unrelated party. The interest accrued during the six months ending November 30, 2009 was $589. On October 9, 2009, this note was assigned to another individual in the amount of $50,156, and a new note was agreed to with a 1% interest per annum, as further described in “d” below. As of November 30, 2009 the remaining interest balance of $433 is outstanding and remains payable.

d)

On October 27, 2009 a loan of $50,000 paying 1% interest per annum payable on demand was provided by an unrelated party. On October 9, 2009, a note was assigned from another individual in the amount of $50,156, and a new note was agreed to with a 1% interest per annum payable on demand to this same individual. Total amount outstanding to this individual and included in Notes Payable as November 30, 2009 is $100,156. We also accrued, during the period ending November 30, 2009, interest of $ 119, and is outstanding.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 7 – Loans Payable – Related Party Transactions

$50,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies by a company controlled by the chief executive officer of the Company. A Promissory Note in the amount of $50,000 was issued from the Company on September 22, 2008 paying 8% interest per annum. During the year ending May 31, 2009 $1,617 was paid by an unrelated party directly to the company controlled by the chief executive officer on behalf of the Company. As of the six months ending November 30, 2009 the total interest accrued on this Promissory Note issued by the Company was $4,702.

Note 8 – Commitments and Contingencies

Consulting agreement

On November 1, 2009 we entered into a consulting agreement commencing November 1, 2009 with an unrelated individual to provide business office consulting. The terms of the consulting agreement are $2,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until November 30, 2010.

Note 9 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period of inception to the six months ending November 30, 2009 of $551,369. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 10 – Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. SFAS No. 109 (ASC 740) requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $121,301 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $551,369.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 11 – Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 11 – Recent Accounting Pronouncements- continued

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 11 – Recent Accounting Pronouncements- continued

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB

Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 11 – Recent Accounting Pronouncements- continued

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No.
51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

Note 12 – Misstatement of Revenues

Due to an accounting error, we restated our gross income for the six months ended November 30 , 2008 to include $387 in revenue we had originally reported in the quarter ending August 31, 2008. As a timing difference the correction had no cumulative effect on retained earnings, equity or net assets, and it was too small to change our per-share amounts.

Note 13 – Impairment of WTE LLC Acquisition

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

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 14 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date as of November 30, 2009.

Consulting agreements

On December 1, 2009 we entered into a several consulting agreements commencing December 1, 2009. The first agreement is with an unrelated individual to provide business consulting. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. The consultant was also granted 100,000 stock options with an exercise price of $0.60 per share, they will vest equally over 2 years and the first third was vested upon signing.

The second agreement is with an unrelated individual to perform the duties of Chief Executive Officer. The terms of the consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010.

The third agreement is with an unrelated individual to perform the duties of Chief Financial Officer. The terms of the consulting agreement are $6,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. The consultant was also granted 200,000 stock options with an exercise price of $0.60 per share, they will vest equally over 2 years and the first third was vested upon signing.

Consulting agreement- Related party

On December 1, 2009 we entered into a consulting agreement commencing December 1, 2009 with a related individual to provide business consulting. The terms of the consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010.
The consultant was also granted 1,000,000 stock options with an exercise price of $0.60 per share, they will vest equally over 2 years and the first third was vested upon signing.

Equity Financing

On December 16, 2009, we closed an equity financing for $2,300,000 or 4,600,000 units, each unit consisted of one share of restricted common stock, and one half share warrant to purchase shares of our common stock, with a purchase price of $0.75 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $2,300,000.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 14 – Subsequent Events- continued

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of our common stock. As of December 2009, we granted options to purchase 2,300,000 shares of common stock which were outstanding at an exercise price of $0.60 per share, and 7,700,000 shares remained available for future grant. The options will expire ten years from the grant date, and have an immediate vesting of one third, and the remaining two thirds vested over the next two years.

Our board of directors administers our Plan, however, they may delegate this authority to a committee formed to perform the administration function of the Plan. The board of directors or a committee of the board has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award. Our board of directors may amend or modify Plan at any time. However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

The Plan permits us to grant Non-Statutory stock options to our employees, directors and consultants. The options issued under this Plan are intended to be Non-Statutory Stock Options exempt from Code Section 409A.

The duration of a stock option granted under our Plan cannot exceed ten years. The exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of grant.

The Plan administrator determines the term of stock options granted under our Plan, up to a maximum of ten years, except in the case of certain events, as described below. Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's relationship with us ceases for any reason other than disability or death, the optionee may exercise any vested options for a period of ninety days following the cessation of service. If an optionee's service relationship with us ceases due to disability or death the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability or death.

Unless the Plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionee may designate a beneficiary, however, who may exercise the option following the optionee's death.

Investment Agreement

On December 11, 2009 we entered into an Investment Agreement (“Agreement”) with MesoCoat, Inc., (“MesoCoat”) and Powdermet Inc., its majority shareholder. MesoCoat is in the process of building a diversified, patented product platform that consists of environmentally friendly coating compositions and breakthrough methods of applying coatings to large surface areas.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the six months ended November 30, 2009 and 2008

Note 14 – Subsequent Events- continued

Pursuant to the Agreement, we subscribed to a fully diluted thirty four percent (34%) equity interest in MesoCoat in exchange for $1,400,000 and a series of options to acquire up to one hundred percent (100%) of MesoCoat on the satisfaction of certain conditions. The closing of the Agreement also entitled the Company to appoint two directors to MesoCoat’s five person board of directors.

The initial option entitles us to subscribe to an additional seventeen percent (17%) equity interest in MesoCoat in exchange for two million eight hundred thousand dollars ($2,800,000) within twelve (12) months of the closing date of the Agreement. Exercise of the initial option would increase the Company’s holdings to a fully diluted fifty one percent (51%) of MesoCoat and entitle the Company’s management to offer an independent director to serve as one of the five appointed to the MesoCoat board of directors. Further, the exercise of the initial option would cause the Shareholders Agreement, executed concurrently with the Agreement, to become effective. The Shareholders Agreement governs the actions of MesoCoat shareholders in certain aspects of corporate action and creates an obligation for existing shareholders and any new shareholders to be bound in like manner. The second option entitles us to subscribe to an additional twenty four percent (24%) equity interest in MesoCoat in exchange for sixteen million dollars ($16,000,000) within twelve (12) months of the exercise of the initial option. Exercise of the second option would increase the Company’s holdings to a fully diluted seventy five percent (75%) of MesoCoat and entitle the Company’s management to appoint a fourth director to MesoCoat’s five person board of directors. The third option entitles outside shareholders of MesoCoat, for a period of twelve (12) months after the exercise of the second option, to cause Abakan to pay an aggregate amount of fourteen million six hundred thousand dollars ($14,600,000) payable in shares of the Company’s common stock or a combination of cash and stock, as provided in the Agreement, in exchange for all remaining shares of MesoCoat, on a fully diluted basis, not then held by the Company.

&#65533;

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

Overview

On December 11, 2009 the Company entered into an Investment Agreement (“Agreement”) with MesoCoat, Inc., an Ohio based advanced nanocomposite ceramic-metallic (cermet) coatings company (“MesoCoat”) and Powdermet Inc., its majority shareholder. MesoCoat is in the process of building a diversified, patented product platform that consists of environmentally friendly coating compositions and breakthrough methods of applying coatings to large surface areas.

Pursuant to the Agreement, the Company subscribed to a fully diluted 34% equity interest in MesoCoat in exchange for $1,400,000 and a series of options to acquire up to 100% of MesoCoat on the satisfaction of certain conditions. The closing of the Agreement also entitled the Company to appoint two directors to MesoCoat’s five person board of directors.

The initial option entitles the Company to subscribe to an additional 17% equity interest in MesoCoat in exchange for $2,800,000 within 12 months of the closing date of the Agreement. Exercise of the initial option would increase the Company’s holdings to a fully diluted 51% of MesoCoat and entitle the Company’s management to offer an independent director to serve as one of the five appointed to the MesoCoat board of directors.

The second option entitles the Company is to subscribe to an additional 24% equity interest in MesoCoat in exchange for $16,000,000 within 12 months of the exercise of the initial option. Exercise of the second option would increase the Company’s holdings to a fully diluted 75% of MesoCoat and entitle the Company’s management to appoint a fourth director to MesoCoat’s five person board of directors.

The third option entitles outside shareholders of MesoCoat, for a period of 12 months after the exercise of the second option, to cause the Company to pay an aggregate amount of $14,600,000 payable in shares of the Company’s common stock or a combination of cash and stock, as provided in the Agreement, in exchange for all remaining shares of MesoCoat, on a fully diluted basis, not then held by the Company.

Plan of Operation

The Company’s plan of operation over the next twelve months is maintain its non-controlling interest in MesoCoat while evaluating whether to increase that interest to a controlling interest pursuant to the terms and conditions of the Agreement. Should the Company elect to acquire a controlling interest in MesoCoat it will require a minimum amount of $3,000,000 in debt or equity financing which financing is not currently available.

MesoCoat is an advanced coating materials company which researches, develops, manufactures and sells advanced coatings. MesoCoat was founded in 2007 with the goal of becoming the dominant force in nanocomposite cermet and high power density powder coating metal finishing technologies worldwide. MesoCoat is building a diversified, patented product platform that consists of environmentally friendly coating compositions and breakthrough methods of applying coatings to large surface areas initially focusing on selected niches in the aerospace and oilfield service and pipeline industries. Following these applications, MesoCoat intends to introduce its products and systems into broader markets, addressing the needs of OEM manufacturers and maintenance and repair organizations (MRO) in the infrastructure, transportation, construction, mining, utilities, and agricultural equipment markets.

MesoCoat is the sole manufacturer of a suite of advanced nanocomposite ceramic -metallic (cermet) coatings including CermaClad™ and PComP™ and an advanced application system - FARCoat™. CermaClad™ and PComP™ are two patented product lines that consist of environmentally friendly coating compositions which have superior wear and corrosion properties yet cost less to manufacture and apply than the coatings that they compete with. The FARCoat system offers substantial advantages when compared to any of the currently used coating systems, in terms of bond strength, cost and application time. The core technologies acquired for MesoCoat’s start-up phase includes over $13.5 million in sunk R&D and product development costs, as well as over $11 million in investment and proof of concept development and testing at DOE National labs. MesoCoat owns exclusive rights to engineered nanocomposite coating structures and the multiple R&D100 award-winning high power density powder coating application technology, and has established an IP baseline for the combination of nanoengineered cermets with HDIR application process applications to enable technology commercialization.

Results of Operations

During the quarter ended November 30, 2009, we focused our efforts on identifying a prospective business opportunity for merger or acquisition and have since entered into the Agreement with Powdermet and MesoCoat.

The Company has been funded since inception through private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated for general and administrative costs, exploration expenses, loans and interest expenses.

We do not expect to receive revenues within the next twelve months of operation or such lesser time before the Company acquires a controlling interest in MesoCoat. Should the Company not acquire a controlling interest in MesoCoat it can offer no assurance that it will ever realize revenues from operations.

Net Losses

For the period from inception until the six months ending November 30, 2009 the Company incurred net losses of $551,369. Net losses for the six months ending November 30, 2009 were $139,935 as compared to $255,561 for the six months ending November 30, 2008. The decrease in net losses over the comparative period can be attributed to a net decrease due to the $180,000 write down of the investment made under the Memorandum of Understanding with Waste to Energy Group LLC during the six months ending November 30, 2008 and an increase in the consulting and professional fees during the six months ending November 30, 2009. We have never generated sufficient revenue to fund operations and will likely continue to operate at a loss through fiscal 2010.

Revenues

Revenue for the six months ended November 30, 2009 were $0 as compared to $387 for the six months ended November 30, 2008. The decrease in revenue over the comparable six month periods can be attributed to a discontinuation of product offerings.

Operating Expenses

Operating expenses for the six months ending November 30, 2009 were $131,835 as compared to $255,949 for the six months ending November 30, 2008. The decrease in operating expenses is primarily due to the impairment in the prior six month period related to the impairment of an investment. Operating expenses are expected to increase in the near term as the Company focus’ on the operations of MesoCoat.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material effect on operations for the period from June 27, 2006 (inception) to November 30, 2009.

Capital Expenditures

The Company has not spent significant amounts of capital for the period from June 27, 2006 (inception) to November 30, 2009.

Liquidity and Capital Resources

The Company has been in the development stage since inception. As of November 30, 2009 the Company had a working capital deficit of $479,113. The Company had current assets of $4,383 comprised of cash and non-current assets of $10,936 comprised of computer equipment and a website. As of November 30, 2009 the Company had current and total liabilities of $483,496 consisting of accounts payable with accruals and loans payable with accruals. Stockholders deficit in the Company was $468,177 as of November 30, 2009.

For the period from inception until November 30, 2009 the Company’s cash flow used in operating activities was $245,289. Cash flows used in operating activities for the six months ending November 30, 2009 were $124,202 compared to $232,284 for the six months ending November 30, 2008. The decrease in cash flow used in operating activities during the most recent six months ending was due primarily to a decrease in net losses.

For the period from inception until the six months ending November 30, 2009 the Company’s cash flow used investing activities was $209,462. Cash flow used in investing activities for the six months ending November 30, 2009 and 2008 were $0.

For the period from inception until the six months ending November 30, 2009 the Company’s cash flow provided by financing activities was $459,134. Cash flow provided by financing activities for the six months ending November 30, 2009 was $128,570 as compared to $231,618 for the November 30, 2008. Cash flows provided by financing activities in the most recent period can be attributed to loans.

The Company had no lines of credit or other bank financing arrangements as of November 30, 2009.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of November 30, 2009 the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Our auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of net losses of $551,369 as of November 30, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from its investment in MesoCoat; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Critical Accounting Policies

In the notes to the interim financial statements for the period ended November 30, 2009 included in this Form 10-Q, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based-Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB

Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No.

51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended November 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company incurred net losses of $551,369 for the period from June 27, 2006 (inception) to the quarter ending November 30, 2009. At the quarter ending November 30, 2009 we had a working capital deficit of $479,113 and stockholders’ deficit of $468,177.

The Company’s limited financial resources cast severe doubt on its ability to acquire or develop a revenue producing business in the event it elects to acquire a controlling interest in MesoCoat.

Our future operation is dependent on our ability to acquire or develop a revenue producing business. However, despite our Agreement that gives us the option to acquire a controlling interest in MesoCoat, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources. Should we be unable to improve our financial condition through debt or equity offerings our ability to acquire or develop a revenue producing business, whether it be MesoCoat or otherwise, will be severely limited to the extent that the Company will, in all likelihood, be forced to cease operations.

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

Our internal controls over financial reporting are not considered effective, which conclusion may result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we are unable to assert that our internal controls are effective, our investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 33 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abakan Inc.	Date
/s/ Robert Miller Robert Miller Chief Executive Officer and Director	January 29, 2010
/s/ David Greenbaum David Greenbaum Chief Financial Officer and Director	January 29, 2010

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

10.2     Articles of Merger (Pursuant to NRS 92A.200) (annexed to our Form 8-K, filed with the Securities and Exchange Commission on September 9, 2008).

10.3     Memorandum of Understanding (annexed to our Form 8-K, filed with the Securities and Exchange Commission on September 9, 2008).

10.4     Share Purchase Agreement (annexed to our Schedule 13-D, filed with the Securities and Exchange Commission on September 29, 2008).

10.5     Share Purchase Agreement (annexed to our Schedule 13-D, filed with the Securities and Exchange Commission on September 29, 2008).

10.6     Investment Agreement (annexed to our Form 8-K, filed with the Securities and Exchange Commission on December 17, 2009)

31(i)     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (attached).

31(ii)     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (attached).

32(i)     Section 1350 Certification of Chief Executive Officer (attached).

32(ii)     Section 1350 Certification of Chief Financial Officer (attached).