Form 10-Q
period 2010-02-28
ABAKAN, INC
filed 2010-04-19
CIK 1400000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), was 54,865,000.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Balance Sheets for February 28, 2010 (unaudited) and May 31, 2009	4
Unaudited Condensed Statements of Operations for the three and nine months ended February 28, 2010 and 2009, and cumulative amounts from development stage activities (June 27, 2007 (inception) through February 28, 2010)	5
Unaudited Condensed Statements of Cash Flows for the nine months ended February 28, 2010 and 2009, and cumulative amounts from development stage activities (June 27, 2006 (inception) through February 28, 2010)	6
Condensed Notes to Financial Statements (Unaudited)	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	27
ITEM 4T. Controls and Procedures	27

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	28
ITEM 1A. Risk Factors	28
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3. Defaults upon Senior Securities	30
ITEM 4. (Removed and Reserved)	30
ITEM 5. Other Information	30
ITEM 6. Exhibits	30
Signatures	31
Index to Exhibits	32

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Abakan Inc. (formerly “Waste to Energy Group Inc.”), a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Abakan Inc.

(Formerly known as Waste to Energy Group Inc)

(A Development Stage Enterprise)

Condensed Balance Sheets

	February 28,	May 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 357,532	$ 15
Notes receivable - related party	42,686	-
Prepaid expenses	26,151	-

Total Current Assets	426,369	15

Non-Current Assets
Computer equipment, net (Note 3)	3,231	5,347
Website, net (Note 3)	5,250	10,500
Investment in Minority Interest (Note 4)	1,400,030	-

	1,408,511	15,847

Total Assets	$ 1,834,881	$ 15,862

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accruals	$ 23,909	$ 17,858
Accounts payable - related parties	4,345	71,210
Loans Payable	90,156	196,225
Accrued interest - loans payable	9,949	7,665
Loan payable- related party	-	48,483
Accrued interest - related party	-	2,664

Total Current Liabilities	128,358	344,104

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)

Preferred Stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 2,500,000,000 shares
authorized, 54,865,000 issued and outstanding - February 28, 2010,
50,265,000 issued and outstanding - May 31, 2009	5,486	5,026
Paid in capital	1,195,406	73,116
Paid in capital - warrants & options	1,312,317	-
Contributed Capital	5,050	5,050
Accumulated deficit during the development stage	(811,737)	(411,434)

Total Stockholders' Equity (Deficit)	1,706,522	(328,242)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,834,881	$ 15,862

See accompanying notes to financial statements.

Abakan Inc.

(Formerly known as Waste to Energy Group Inc.)

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

					Cumulative
					amounts from
					development stage
					activities
	For the three months ended		For the nine months ended		June 27, 2006
	February 28,		February 28,		(Inception) to
	2010	2009	2010	2009	February 28, 2010

REVENUES	$ -	$ -	$ -	$ 387	$ 1,596
EXPENSES
General and administrative
General and Administrative	18,372	6,981	24,335	21,813	48,642
Professional Fees	24,773	10,081	62,185	29,328	127,347
Professional Fees - Related party	7,500	-	22,500	-	32,500
Consulting	22,800	30,000	29,800	62,500	104,972
Consulting - Related party	48,000	-	108,000	-	135,500
Depreciation	2,456	2,442	7,366	7,134	20,981
Filing Fees	-	275	1,550	4,952	9,118
Impairment of Asset	-	-	-	180,000	180,000
Stock options Expense	135,067	-	135,067	-	135,067
Total expenses	258,968	49,779	390,803	305,727	794,127
Loss from operations	(258,968)	(49,779)	(390,803)	(305,340)	(792,531)
Interest Expense
Interest - Loans	1,400	20	7,462	-	15,197
Interest - Related Party	0	-	2,038	-	4,631
Total interest expense	1,400	20	9,500	-	19,828
Interest Income	-	-	-	-	622
Loss before provision for income taxes	(260,368)	(49,799)	(400,303)	(305,340)	(811,737)
Provision for income taxes	-	-	-	-	-

NET LOSS	$ (260,368)	$ (49,799)	$ (400,303)	$ (305,340)	$ (811,737)

NET LOSS PER SHARE - BASIC AND DILUTED	*	*	*	*
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	54,098,333	50,265,000	51,528,736	109,982,582
* = less than $.01 per share

See accompanying notes to financial statements.

Abakan Inc.

(Formerly known as Waste to Energy Group Inc)

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

			Cumulative
			amounts from
			development stage
			activities
	For the nine months ended		June 27, 2006
	February 28,		(Inception) to
	2010	2009	February 28, 2010

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

Net (loss) from development stage activities	$ (400,303)	$ (305,340)	$ (811,737)
Adjustments to reconcile net loss to net
cash provided (used) by development stage activities:
Depreciation	7,366	4,830	20,981
Stock options expense	135,067	-	135,067
Changes in operating assets and liabilities:
Accounts receivable	(42,686)	-	(42,686)
Prepaid expenses	(26,151)	-	(26,151)
Accounts payable and accrued liabilities	6,051	64,654	95,118
Accrued interest - loans payable	(380)	-	7,285
Waste to Energy Group LLC	-	-	180,000
Total adjustments	79,266	69,484	369,613
NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES	(321,036)	(235,856)	(442,123)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment and website	-	0	(29,462)
Mesocoat Inc- minority interest	(1,400,030)	0	(1,400,030)
Waste to Energy Group LLC	-	-	(180,000)
NET CASH PROVIDED USED BY INVESTING ACTIVITIES	(1,400,030)	-	(1,609,492)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of Common Stock	2,300,000	-	2,378,142
Accounts payable - related parties	(66,865)	-	(66,865)
Accrued interest - related party	-	-	2,664
Loans payable	(106,069)	180,018	90,156
Loans payable - related party	(48,483)	50,169	-
Contributed capital	-	5,050	5,050

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,078,583	235,237	2,409,147

NET INCREASE IN CASH AND CASH EQUIVALENTS	357,517	(619)	357,532

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15	687	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 357,532	$ 68	$ 357,532

Supplemental Disclosures:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

See accompanying notes to financial statements.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 1 – General Organization and Business

Abakan Inc. (the “Company,” “we,” “us,” “our,” “ABKI”) was incorporated in the state of Nevada on June 27, 2006.

Abakan Inc., a wholly-owned subsidiary of Waste to Energy Group Inc., was incorporated in the state of Nevada on November 6, 2009. Abakan Inc., and Waste to Energy Group Inc., entered into an Agreement and Plan of Merger on November 6, 2009. The board of directors of Abakan Inc., and Waste to Energy Group Inc., deemed it advisable and in the best interest of their respective companies and shareholders that Abakan Inc., be merged with and into Waste to Energy Group Inc., with Waste to Energy Group Inc., remaining as the surviving corporation under the name Abakan Inc.

Waste to Energy Group Inc., a wholly-owned subsidiary of Your Digital Memories Inc., was incorporated in the state of Nevada on August 13, 2008. Waste to Energy Group Inc., and Your Digital Memories Inc., entered into an Agreement and Plan of Merger on August 14, 2008. The board of directors of Waste to Energy Group Inc., and Your Digital Memories Inc., deemed it advisable and in the best interest of their respective companies and shareholders that Waste to Energy be merged with and into Your Digital Memories Inc., with Your Digital Memories Inc., remaining as the surviving corporation under the name Waste to Energy Group Inc.

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

For the nine months ended February 28, 2010 and 2009

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

Reclassifications

Certain amounts in the year ended May 31, 2009, financial statements have been reclassified to conform to the current period ended February 28, 2010, presentation.

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

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			02/28/10	05/31/09
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer Equipment	$ 8,462	$ 5,231	$ 3,231	$ 5,347
Website	$ 21,000	$ 15,750	$ 5,250	$ 10,500
Total	$ 29,462	$ 20,981	$ 8,481	$ 15,847

Amortization is taken over 3 years on a straight line basis. The Company is considering selling these assets.

Note 4 - Investment in non-controlling interest

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

The initial option entitles us to subscribe to an additional seventeen percent (17%) equity interest in MesoCoat in exchange for two million eight hundred thousand dollars ($2,800,000) within twelve (12) months of the closing date of the Agreement. Exercise of the initial option would increase the Company’s holdings to a fully diluted fifty one percent (51%) of MesoCoat and entitle the Company’s management to offer an independent director to serve as one of the five appointed to the MesoCoat board of directors. Further, the exercise of the initial option would cause the Shareholders Agreement, executed concurrently with the Agreement, to become effective. The Shareholders Agreement governs the actions of MesoCoat shareholders in certain aspects of corporate action and creates an obligation for existing shareholders and any new shareholders to be bound in like manner. The second option entitles us to subscribe to an additional twenty four percent (24%) equity interest in MesoCoat in exchange for sixteen million dollars ($16,000,000) within twelve (12) months of the exercise of the initial option. Exercise of the second option would increase the Company’s holdings to a fully diluted seventy five percent (75%) of MesoCoat and entitle the Company’s management to appoint a fourth director to MesoCoat’s five person board of directors. The third option entitles outside shareholders of MesoCoat, for a period of twelve (12) months after the exercise of the second option, to cause Abakan to pay an aggregate amount of fourteen million six hundred thousand dollars ($14,600,000) payable in shares of the Company’s common stock or a combination of cash and stock, as provided in the Agreement, in exchange for all remaining shares of MesoCoat, on a fully diluted basis, not then held by the Company. As of the period ended, February 28, 2010, we have made the initial investment of $1,400,030 for a thirty – four (34) percentage ownership of Mesocoat, Inc.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 4 - Investment in non-controlling interest - continued

We analyzed our investment in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323), and concluded that our minority interest investment does give us significant influence over Mesocoat, Inc.’s business actions, board of directors, or its management, and therefore we will account for our investment using the Equity Method. An audit of Mesocoat, by a PCAOB registered auditor is in process. In this February 28, 2010, interim financial statement, we are reporting our investment at cost and have not reported any income or loss in our period end financials from MesoCoat.

Note 5 – Stockholders’ Equity

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

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 5 – Stockholders’ Equity– continued

As of the nine months ending February 28, 2010, the Company had 54,8265,000 common shares issued and outstanding.

On December 16, 2009, we closed an equity financing for $2,300,000 or 4,600,000 units, each unit consisted of one share of restricted common stock, and one half share warrant to purchase shares of our common stock, with a purchase price of $0.75 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $2,300,000.

Note 6 – Related Party Transactions

On June 27, 2006 (inception) the Company issued 2,500,000 shares of its common stock to a director for cash.

On June 27, 2006, the Company issued 125,300,000 shares of its common stock to its director for cash.

On October 31, 2006, the Company issued 62,500,000 shares of its common stock to a director for cash.

On September 22, 2008, a company controlled by the chief executive officer of the Company advanced Waste to Energy Group LLC $50,000 as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies. The above company was issued a Promissory Note in the amount of $50,000 from the Company on September 22, 2008 paying 8% interest per annum. During the year ending May 31, 2009, $1,617 was paid to a company controlled by the chief executive officer of the Company by an unrelated party directly to the note holder on behalf of the Company.

During the year ending May 31, 2009 the Company entered into a consulting agreement commencing September 2, 2008 with a company controlled by the chief executive officer. The terms of the consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties.

During the year ending May 31, 2009, a company controlled by the chief executive officer of the Company advanced to the company $2,500 by way of a direct payment to one of the Company’s current accounts payable. A Promissory Note was issued in the amount of $2,500 by the Company to the aforementioned company. This was an interest free loan. During the year ending May 31, 2009, the Promissory Note of $2,500 was paid by an unrelated party directly to the note holder on behalf of the Company.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 6 – Related Party Transactions– continued

On December 1, 2009 we entered into a consulting agreement commencing December 1, 2009 with the above related company to provide business consulting. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. The consultant was also granted 1,000,000 stock options with an exercise price of $0.60 per share, they will vest equally over 2 years and the first third was vested upon signing. For the nine months ended February 28, 2010, we expensed $37,500 in connection with this contract and are included in consulting fees – related parties.

On December 1, 2009 we entered into a several consulting agreements commencing December 1, 2009. The first agreement is with a related individual to provide bookkeeping services. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. The consultant was also granted 100,000 stock options with an exercise price of $0.60 per share, they will vest equally over 2 years and the first third was vested upon signing. For the nine months ended February 28, 2010, we expensed $22,500 in connection with this contract and are included in professional fees – related party.

The second agreement is with a related individual to perform the duties of Chief Executive Officer. The terms of the consulting agreement are $7,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. For the nine months ended February 28, 2010, we expensed $22,500 in connection with this contract and is included in consulting fees – related parties.

The third agreement is with a related individual to perform the duties of Chief Financial Officer. The terms of the consulting agreement are $6,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. The consultant was also granted 200,000 stock options with an exercise price of $0.60 per share, they will vest equally over 2 years and the first third was vested upon signing. For the nine months ended February 28, 2010, we expensed $48,000 in connection with this contract and is included in consulting fees – related parties.

As of February 28, 2010, we had no outstanding accounts payable - related party.

On February 10, 2010, we entered in to a noncollaterized note receivable with a related company to ours with some common ownership on an interest free basis, payable on demand. During the period ending February 28, 2010, we advanced $40,491 under this note receivable.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 7 – Loans Payable

As of February 28, 2010, the loans payable balance comprised of:

a)

$20,000 total loans on an interest free basis, payable on demand. These loans were provided to the Company by unrelated parties and bear no interest. During the period ending February 28, 2010, we were advanced an additional $400 from one of these unrelated parties subject to the same terms as above. We also made principal payments to other note holders of $12,051 and one of the interest bearing notes for $10,000 was assigned to another unrelated party and now bears no interest. Two note holders assigned their notes to other note holders with the same interest free basis for a total of $50,000.

b)

$130,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies. Three Promissory Notes in the amounts of $50,000, $70,000 and $10,000 were issued from the Company on September 4, 2008 paying 8% interest per annum. During the period ending February 28, 2010, the notes for $10,000 and $50,000 was assigned to another unrelated individual and converted to an interest free note as described above in “a.” Because of this our outstanding note balances for this group are $70,156, as of February 28, 2010. As of February 28, 2010, the total interest accrued on the three Promissory Notes issued by the Company was $14,418, total amounts due as of February 28, 2010, was $9,396. One of the note holders assigned their interest balance to a related party of $5,022.

c)

During the nine months ending February 28, 2010, a loan of $50,000 paying 8% interest per annum was provided by an unrelated party. The interest accrued during the nine months ending November 30, 2009 was $589. On October 9, 2009, this note was assigned to another individual in the amount of $50,156, and a new note was agreed to with a 1% interest per annum, as further described in “d” below. As of February 28, 2010 the remaining interest balance of $433 is outstanding and remains payable.

d)

On October 27, 2009 a loan of $50,000 paying 1% interest per annum payable on demand was provided by an unrelated party. On October 9, 2009, a note was assigned from another individual in the amount of $50,156, and a new note was agreed to with a 1% interest per annum payable on demand to this same individual. Then the Note holder used $100,000 to purchase units in our private placement closed on December 16, 2009, as further described in Note 4. Total amount outstanding to this individual and included in Notes Payable as February 28, 2010 is $156. We also accrued, during the period ending February 28, 2010, interest of $ 119 that remains outstanding.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 8 – Loans Payable – Related Party Transactions

$50,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies by a company controlled by the chief executive officer of the Company. A Promissory Note in the amount of $50,000 was issued from the Company on September 22, 2008 paying 8% interest per annum. During the year ending May 31, 2009 $1,617 was paid by an unrelated party directly to the company controlled by the chief executive officer on behalf of the Company. As of the nine months ending February 28, 2010 the total interest accrued on this Promissory Note issued by the Company was $4,702.

Note 9 – Commitments and Contingencies

Consulting agreements

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

On February 1, 2010, we entered into an additional consulting agreement commencing February 1, 2010, with an unrelated individual to provide business office consulting. The terms of the consulting agreement are $3,300 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until January 31, 2011.

Note 10 – Stock Based Compensation

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of our common stock. As of December 2009, we granted options to purchase 2,300,000 shares of common stock which were outstanding at an exercise price of $0.60 per share, and 7,700,000 shares remained available for future grant. The options will expire ten years from the grant date, and 300,000 options have an immediate vesting of one third, and the remaining two thirds vested over the next two years. The remaining 2,000,000 options will vest in equal one third parts on the anniversary of the option grant date.

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

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 10 – Stock Based-Compensation - continued

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

The value of employee and non-employee stock warrants granted during the period ended December 31, 2009 was estimated using the Black-Scholes model with the following assumptions:

2009
Expected volatility (based on historical volatility)	158.57%
Expected dividends	0.00
Expected term in years	10
Risk-free rate	0.95%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 10 – Stock Based-Compensation - continued

A summary of the options granted to employees and non-employees under the plan and changes during the period ended February 28, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at June 1, 2009	-	$-	-
Granted	2,300,000	0.60	1,363,985
Exercised	-	0.60	-
Forfeited or Expired	-	0.60	-
Balance at February 28, 2010	2,300,000	$0.60	1,363,985

Exercisable at February 28, 2010	100,000	$0.60	59,298
Weighted average fair value of options granted during the year		$0.60

The following table summarizes information about employee stock options under the 2009 Plan outstanding at February 28, 2010:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at December 31, 2009	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.60	2,300,000	10.00 Years	$0.60	$1,363,985	100,000	$0.60	$59,298

	2,300,000	10.00 Years	$0.60	$1,363,985	100,000	$0.60	$59,298

On December 14, 2009, the board of directors granted to a consultants 2,300,000 stock options with an exercise price of $0.60 per share. The options will expire ten years from the grant date, and 300,000 options will have an immediate vesting of 33.33%, and the remaining 66.67% cliff vest at 33.33% on each grant date anniversary over the next two years. The remaining 2,000,000 options will vest in equal one third parts on the anniversary of the options grant date.

The total value of employee and non-employee stock options granted during the period ended February 28, 2010, was $1,363,985.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 10 – Stock Based-Compensation - continued

During nine months ended February 28, 2010 the Company recorded $135,067 in stock-based compensation expense relating to stock option grants.

At February 28, 2010 there was $1,228,918 of total unrecognized compensation cost related to stock options granted under the plan. That cost is expected to be recognized pro rata through December 1, 2012.

Note 11 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period of inception to the nine months ending February 28, 2010, of $811,737. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12 – Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. SFAS No. 109 (ASC 740) requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $178,582 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $811,737.

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 13 – Recent Accounting Pronouncements

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

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below.)

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 13 – Recent Accounting Pronouncements- continued

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

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

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 13 – Recent Accounting Pronouncements- continued

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

Abakan Inc.
(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THEINTERIMUNAUDITED FINANCIAL STATEMENTS

For the nine months ended February 28, 2010 and 2009

Note 13 – Recent Accounting Pronouncements- continued

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

For the nine months ended February 28, 2010 and 2009

Note 14 – Impairment of WTE LLC Acquisition

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

Note 15 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Agreement

On March 17, 2010, we entered into an agreement with a related party for an introduction to a group of experts in the field of coatings in exchange for $50,000. We also agreed to apply the amount owed by us under the agreement against an amount of $40,491 that is owed to us by the related party under a note receivable dated February 10, 2010 with the balance due to be paid in cash.

Consulting agreement

On March 15, 2010, we entered into a consulting agreement commencing with an unrelated individual to provide services in connection with our coating products. The terms of the consulting agreement are $9,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until September 30, 2010. In addition, the consultant will also be granted 50,000 stock options, with an exercise price of $0.75 per share of common stock that will expire five years from the date of the agreement.

Note Receivable

On March 1, 2010 a loan of $25,000 paying 10% interest per annum payable by February 26, 2011 was provided to an unrelated party. Interest shall be payable quarterly or as mutually agreed.

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

Overview

The Company acquired a 34% ownership interest in MesoCoat, Inc. (“MesoCoat”) on December 11, 2009 pursuant to an agreement that entitles it to increase its holdings up to 85% through subsequent rounds of investment. The Company intends to account for its investment using the equity method.

MesoCoat is an Ohio-based coatings solution provider with a patented suite of environmentally-friendly, long-lasting ceramic-metallic (cermets) coatings that address unmet needs in the oil and gas, aerospace, chemical processing and infrastructure markets. Coatings include CermaClad™, PComP™ and an advanced application system - FARCoat™. CermaClad™ and PComP™ are two patented product lines that consist of environmentally friendly coating compositions which have superior wear and corrosion properties yet cost less to manufacture and apply than competitive coatings. The FARCoat system offers substantial advantages when compared to any of the currently used coating systems, in terms of bond strength, cost and application time. MesoCoat not only has some of the most advanced coating materials in the industry, it also has a transformational proprietary application process that combines nano-scale materials with a proprietary high-speed application system to provide a protective coating that is a magnitude better in performance, and 100 times faster than some of the current application systems that it will replace. MesoCoat products are undergoing extensive testing by the US Air Force, Navy, and the company is in discussions to address the wear and corrosion needs of some of the world’s largest companies and governmental organizations.

Plan of Operation

The Company’s plan of operation for the coming year is to develop its non-controlling investment in MesoCoat into a revenue producing business while evaluating whether to increase that investment to a controlling investment pursuant to the terms and conditions of our agreement with the shareholders of MesoCoat.
We will require a minimum of $3,000,000 in debt or equity funding over the next twelve months to fulfill our plan of operation. This funding is not currently available, though we are in the process of securing verbal commitments from private investors to realize this funding with additional private placements of our restricted common stock. If we cannot secure additional financing from outside sources or our existing shareholder base, we may not be able to meet our milestones, and may need to discontinue operations. Any further shortfall will affect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

Results of Operations

During the nine months ended February 28, 2010, we (i) focused our efforts on identifying a prospective business opportunity for merger or acquisition, (ii) changed our name pursuant to an Agreement and Plan of Merger, (iii) entered into the Agreement with Powdermet and MesoCoat, and (iv) focused our efforts on our noncontrolling interest in MesoCoat.

The Company has been funded since inception through private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated for general and administrative costs, exploration expenses, loans and interest expenses.

We do not expect to receive revenues within the next twelve months of operations, since we will still be developing our business plan and products with MesoCoat, which may or may not produce revenue.

Net Losses

For the period from inception until February 28, 2010, the Company incurred net losses of $811,737. Net losses for the nine months ending February 28, 2010 were $400,303 as compared to $305,340 for the nine months ending February 28, 2009. The increase in net losses over the comparative nine month periods can be attributed primarily to an increase in operating expenses and stock option expense.

We have never generated sufficient revenue to fund operations and will likely continue to operate at a loss through fiscal 2010.

Revenues

Revenue for the nine months ended February 28, 2010 were $0 as compared to $387 for the nine months ended February 28, 2009. The decrease in revenue over the comparable nine month periods can be attributed to a discontinuation of product offerings.

Operating Expenses

Operating expenses for the nine months ending February 28, 2010 were $390,803 as compared to $305,340 for the nine months ending February 28, 2009. The increase in operating expenses is primarily due to increased professional fees, consulting fees and the realization of stock options expense during the current periods. Operating expenses included accounting costs, consulting fees, employment costs, stock option expense and interest costs on loans made to the Company.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material effect on operations for the period from June 27, 2006 (inception) to February 28, 2010.

Capital Expenditures

The Company has not spent any significant amounts on capital for the period from June 27, 2006 (inception) to February 28, 2010.

Liquidity and Capital Resources

The Company has been in the development stage since inception. As of February 28, 2010 the Company had a working capital surplus of $398,115, current assets of $426,369 comprised of cash, notes receivable, and prepaid expenses and total assets of $1,834,881 comprised of investment in minority interest, computer equipment, and a website. As of February 28, 2010 the Company had current and total liabilities of $128,358 consisting of accounts payable and accruals, loans payable, accrued interest on loans payable, loans payable to related party, and accrued interest on loans from related party. Stockholders equity in the Company was $1,706,522 as of February 28, 2010.

For the period from inception until February 28, 2010, the Company’s cash flow used in operating activities was $442,123. Cash flows used in operating activities for the nine months ending February 28, 2010, were $321,036 compared to $235,856 for the nine months ending February 28, 2009. The cash flow used in operating activities during the nine months ending was primarily due to net losses and adjustments from accounts receivable, prepaid expenses, and accrued interest on loans.

For the period from inception until February 28, 2010, the Company’s cash flow used investing activities was $1,609,492. Cash flow used in investing activities for the nine months ending February 28, 2010, was $1,400,030 as compared to $0 for the nine months ending February 28, 2009. The cash flows used in the current period are attributable to the investment in MesoCoat.

For the period from inception until February 28, 2010, the Company’s cash flow provided by financing activities was $2,409,147. Cash flow provided by financing activities for the nine months ending February 28, 2010 was $2,078,583 as compared to $235,237 for the nine months ending February 28, 2009. Cash flows provided by financing activities in the current period are attributable to proceeds from sale of our common stock.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of February 28, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Our auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of net losses of $411,434 as of May 31, 2009 which had increased to $811,737 as of February 28, 2010. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from its investment in MesoCoat; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Critical Accounting Policies

In the notes to the interim financial statements for the period ended February 28, 2010 included in this Form 10-Q, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Please see Note 13 to our financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended February 28, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company incurred net losses of $811,737 for the period from June 27, 2006 (inception) to the quarter ending February 28, 2010. Should the Company or its investments fail to realize sufficient revenue we will continue to operate at a loss and will never become profitable.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 32 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abakan Inc.	Date
/s/ Robert Miller Robert Miller Chief Executive Officer and Director	April 19, 2010
/s/ David Greenbaum David Greenbaum Chief Financial Officer and Director	April 19, 2010

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