Form 10-K
period 2010-05-31
ABAKAN, INC
filed 2010-12-21
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  ___ to              .

Commission file number: 000-52784

ABAKAN INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

2665 S. Bayshore Drive, Suite 450, Miami, Florida 33133

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code:  (786) 206-5368

Securities registered under Section 12(b) of the Act: none.

Securities registered under Section 12(g) of the Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the registrant’s common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates (35,075,000 shares) was $36,478,000 based on the average of the bid and ask price ($1.04) for the common stock on December 20 , 2010.

At December 20 , 2010, the number of shares outstanding of the registrant’s common stock, $0.0001 par value (the only class of voting stock), was 58,175,000.

ITEM 1.          BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Abakan Inc. unless context indicates otherwise.

Corporate History

The Company was incorporated in the State of Nevada on June 27, 2006 under the name “Your Digital Memories Inc.”

Waste to Energy Group Inc., a wholly-owned subsidiary of the Company, was incorporated in the state of Nevada on August 13, 2008. Waste to Energy Group Inc., and the Company entered into an Agreement and Plan of Merger on August 14, 2008. The board of directors of Waste to Energy Group Inc., and the Company deemed it advisable and in the best interest of their respective companies and shareholders that Waste to Energy Inc., be merged with and into the Company with the Company remaining as the surviving corporation under the name “Waste to Energy Group Inc.”

Abakan Inc., a wholly-owned subsidiary of the Company, was incorporated in the state of Nevada on November 6, 2009. Abakan Inc. and the Company entered into an Agreement and Plan of Merger on November 6, 2009. The board of directors of Abakan Inc., and the Company deemed it advisable and in the best interest of their respective companies and shareholders that Abakan Inc., be merged with and into the Company with the Company remaining as the surviving corporation as “Abakan Inc.”

We are a development stage company that has not generated revenue since inception.

Our office is located at 2665 S. Bayshore Drive, Suite 450, Miami, Florida, 33133 and our telephone number is (786) 206-5368. Our registered agent is EastBiz.com, Inc., located at 5348 Vegas Drive, Las Vegas, Nevada, 89108, and their telephone number is (702) 871-8678. We are listed on the Pink Sheets electronic quotation system under the symbol “ABKI”.

The Company

The Company intends to become a leader in the multi-billion dollar advanced coatings and metal formulations markets by assembling controlling interests in a small portfolio of next generation technology firms. We expect to achieve this goal by investing in R&D firms that have the potential to substantially impact the surface engineering and energy management needs of Fortune 1000 companies and government entities. The Company is actively involved in supporting the R&D, market development, and commercialization efforts of those entities in which it has invested and continues to identify prospective future investments. To date we have successfully acquired a non-controlling interest in an advanced coatings company, MesoCoat, Inc. (“MesoCoat”) and have an agreement to acquire a non-controlling interest in MesoCoat’s parent company, Powdermet Inc. (“Powdermet”), a metal formulations company based in Euclid, Ohio. The Company is also currently evaluating future acquisition opportunities to add to its portfolio.

MesoCoat, Inc.

On December 11, 2009 the Company entered into an Investment Agreement with MesoCoat and Powdermet, MesoCoat’s majority shareholder. Pursuant to the Investment Agreement, the Company subscribed to a fully diluted 34% equity interest in MesoCoat in exchange for $1,400,000 and a series of options to increase its equity interest in MesoCoat. On closing the Company appointed two members to MesoCoat’s five person board of directors.

The initial option under the Investment Agreement entitles the Company to subscribe to an additional 17% equity interest in MesoCoat in exchange for $2,800,000 within 12 months of the closing date of the Investment Agreement. Exercise of the initial option would increase the Company’s holdings to a fully diluted 51% of MesoCoat and entitle the Company’s management to offer an independent director to serve as one of the five appointed to the MesoCoat board of directors. Further, the exercise of the initial option would cause an agreement among the shareholders, executed concurrently with the Investment Agreement, to become effective. The shareholders agreement governs the actions of MesoCoat shareholders in certain aspects of corporate action and creates an obligation for existing shareholders and any new shareholders to be bound in like manner.

The second option entitles the Company to subscribe to an additional 24% equity interest in MesoCoat in exchange for $16,000,000 within 12 months of the exercise of the initial option. Exercise of the second option would increase the Company’s holdings to a fully diluted 75% of MesoCoat and entitle the Company’s management to appoint a fourth member to MesoCoat’s five person board of directors.

The third option entitles outside shareholders of MesoCoat, for a period of 12 months after the exercise of the second option, to cause the Company to pay an aggregate amount of $14,600,000, payable in shares of the Company’s common stock or a combination of cash and stock as provided in the Investment Agreement, in exchange for all remaining shares of MesoCoat, on a fully diluted basis, not then held by the Company.

MesoCoat’s Business

MesoCoat is an Ohio-based coatings solution provider with a patented suite of environmentally-friendly, long-lasting ceramic-metallic (cermets) coatings that address unmet needs in the oil and gas, aerospace, chemical processing and infrastructure markets. The company was spun out of Powdermet’s operations in 2007 to focus on the advanced coatings industry.

MesoCoat has developed some very advanced coating materials.  Additionally, it has a proprietary coating application process that can combine  corrosion resistant alloys and nano-engineered cermet materials with a proprietary high-speed application system to provide  protective coatings that have as good if not  better  performance as existing market solutions but can be delivered  up to 25-50  times faster and at a much lower cost than those existing  market solutions.  MesoCoat products are undergoing extensive testing by the US Air Force, US Navy and Marine Corp, Industry-leading oil and gas suppliers, and the company is in discussions to address the wear and corrosion needs of some of the world’s largest industrial companies.

MesoCoat market solutions nearing commercialization are CermaCladTM (cladding application services) and PComPTM (cermet and metal composite powder) thermal spray application services. CermaClad™ and PComP™ solutions are backed by a series of patents and both of these  environmentally friendly coating and cladding solutions provide  superior wear and corrosion properties to client products.  MesoCoat is in the process of building an 11,000 square foot plant to accommodate the transition of CermaClad™ and PComP™ operations from R&D to full-scale sales and coating operations.

CermaClad™ Overview

CermaClad™ is the brand name for MesoCoat’s high speed cladding process. CermaClad™ uses an entirely new technology to clad corrosion resistant alloys (CRAs) onto steel using high intensity light. MesoCoat holds an exclusive license of the High Density InfraRed (HDIR) application technology patent portfolio for all wear and corrrosion applications from UT/Battelle, managers of Oak Ridge National Laboratories, a government-sponsored national laboratory that managed the over $22 million technology development effort. The HDIR system relies upon an electrically generated arc that creates a ball of plasma with conditions simulating those existing on the surface of the sun, and then focuses that energy onto the surface of components to rapidly and efficiently fuse corrosion resistant alloys (which have high melting points) and ceramic composites onto steel substrates at a rate 25-50 (or more) times faster than competing laser and weld overlay technologies. CermaClad™ is not only faster than existing cladding processes’, it also produces a cladding with improved metallurgy and a smoother overall finish than the competition. Coupon level results produced by two different HDIR lamps (MesoCoat’s smaller prototype system and a full scale (high power) system developed in collaboration with NASA under a space act agreement) show significant improvement over today’s cladding alternatives.  The CermaClad™ process results in a cladding that has a fine-grained, equiaxed microstructure that has improved corrosion and fatigue properties and has higher concentrations of corrosion resistant alloying elements than competing solutions.

MesoCoat has been testing and building process capability over the last two years. CermaClad™ is now nearing the end of its initial R&D cycle and is involved in final testing to realize American Petroleum Institute (API) certification.

PComP™ Overview

PComP™ (nano-Particulate Composite Powders) are metal-ceramic coating solutions designed to produce a wear and corrosion resistant hard surface that has low friction properties for energy efficiency and which can be applied at lower costs than competing solutions.  The products are primarily intended for use for dimensional repair and refurbishment of worn mechanical components, but they are also to be used for life extension for critical components in a variety of aerospace and energy generation and production applications

MesoCoat is currently developing four separate PComP™ coatings, all of which are in the late development stage or field testing stages of commercialization. Each PComP™ solution is a unique, engineered combination of nano- and micro-scale metals and ceramic compounds. Their engineered property characteristics are optimized for end-user needs in large market segments. The PComP coatings are leading candidates for replacement of today’s harmful and lower performance chrome, carbide, and cobalt and nickel alloy coatings.

Chrome coatings alone represent a multibillion dollar market today and hard chrome plating is being subject to increasing regulatory pressure across the globe due to its use of highly carcinogenic and toxic chemicals and their production of large toxic waste streams. A recent US Army Small Business Innovation Research Commercialization brochure identified one PComP™ product as the leading chrome replacement alternative for Department of Defense agencies to use on multiple types of military equipment.  In 2010, a US law came into effect requiring federal agencies, including the US department of defense, to use alternatives to hard chrome, where available.  Mesocoat has agreements with multiple agencies and OEM’s to qualify PComP as a chrome alternative based on its higher performance and lower cost compared to other chrome alternatives.

Due to lengthy qualification cycles for military and aerospace equipment, Mesocoat initiated introduction of PComP™ to the faster adoption cycle oil and gas marketplace, which represents roughly 1/3rd of the potential $3.2B chrome replacement and wear coatings market.  The company has delivered multiple prototypes for different applications ranging from pumps to downhole tools, to several leading Oil and Gas exploration and production equipment providers.  Two clients have reported to MesoCoat that the field prototypes are still in operation and have lasted three times longer that their previous wear coatings based on actual “in-ground” test data. The positive results attest to the long life properties that can be achieved with PComP™ and bode well for its commercial success as with the other segments of MesoCoat’s future product line.

Management’s initial focus will be to provide coating application services for clients in the energy, aerospace, and mining markets while selling bulk powders to Department of Defense maintenance and repair depots.  The US Air Force has finished preliminary tests on two PComP™ products and has agreed to a joint test protocol (JTP) and to conduct an engineering qualification and insertion program that will lead to adoption of MesoCoat’s products. On successful completion of the test program, MesoCoat expects to transition from engineering qualification to capacity expansion and sales and applications for PComP™.

Powdermet Inc.

Powdermet Agreement

On June 29, 2010, the Company entered into a Share Purchase Agreement with Kennametal, Inc., as amended, to acquire an equity interest in MesoCoat’s parent company, Powdermet. Management believed that Powdermet’s own innovative products were well on the way to commercial development and that an equity interest in Powdermet would indirectly increase the Company’s ownership of MesoCoat. The terms of the agreement require that the Company purchase a 41% interest in Powdermet for $1,500,000 by December 31, 2010. The Company has paid $500,000 to date.

Powdermet’s Business

Formed in 1996, Powdermet has a product platform of advanced materials solutions derived from nano-engineered particle agglomerate technology and derived hierarchically structured materials, including energy absorbing ultra-lightweight syntactic- and nano-composite metals in addition to the PComP nanocomposite cermets licensed to Mesocoat.  Powdermet is on the verge of transitioning from an engineered nano-powder R&D lab into a commercial sector company.

Powdermet has historically financed itself through corporate engineering consulting fees, government contracts and grants, and recently through partnerships with defense agencies that have produced some advanced breakthrough material technologies suitable for the military.  Powdermet has won over 80 government-sponsored Phase 1, 2 and 3 grant programs including $2.5 million this past summer in federal Small Business Innovation Research funds.

While MesoCoat’s product focus is on developing advanced cermets to address the corrosion and wear coating needs of clients, Powdermet’s product differentiation is based on its ability to build advanced nano-structured metal formulations to address client’s energy efficiency, reduction in hazardous materials, and life cycle cost reduction needs.  Powdermet’s technologies are expected to make quite an impact in the crash and ballistic energy management markets since they offer a 50% weight reduction and the ability to dissipate 500% more impact energy than the current aluminum alloys and foamed metals sold in the market.

Powdermet has three primary product families under development including SComP™ syntactic composites, ENComP engineered nanocomposites for energy, and MComP™ metallic nanocomposites. SComP™ is the product family of materials closest to commercialization.

Powdermet Products Overview

SComP™ is a family of syntactic metal and ceramic composites known for their light weight properties and extreme ability to manage energy through energy absorption and temperature resistance. Today’s engineered materials market offers nothing like SComP™ and its closest competition would be engineered honeycomb structures and foamed metals, neither of which have SComP™’s great energy absorption capabilities or metal-like aesthetics and ease of use. One of the largest benefits of these syntactic metal composites is their ability to absorb energy from impacts and ballistic events through deformation. The US Army is in preliminary phases of testing these products for use in armored vehicles, where the ability of SComP™ to dissipate extremely high level ballistic and blast energies has been proven. Other divisions of the armed services are also looking at its use in armored vests, and in reducing the weight (and extending the range and operational efficiency) of missiles and space vehicles.   A high temperature ceramic version of SComP is currently in an engineering and manufacturing demonstration competition to be the basis for a next-generation missile defense divert propulsion system.

Through Powdermet’s proprietary capabilities to engineer and manufacture metals and ceramics with nano-to-macro control over structure, it is possible to build additional capabilities into base metals and ceramics that do not exist in conventional materials, and which can mimic the structure of biological cells and bones but using high strength engineering materials. Metal matrix SComP™ composites use small engineered porosity to control mechanical, thermal and physical properties of the base metal or ceramic, and can be optimized and economically produced for specific applications, similar to the manner in which natural organisms tailor structure in wood, bone, and organs to produce desired properties. The porosity is driven from the use of high strength low weight micro-balloons used to create hollow spheres in the micro scale developed structure. These micro-balloons not only retain many strength properties, they also lower the weight of the composite material. The SComP™ materials are 30-85% lighter than their parent metal or ceramic material, but have strengths that are roughly comparable. Thermal expansion is virtually the same as the parent metal and thermal conductivity can be 10-20 times lower than the parent metal or ceramic.

Since SComP™ composites are structurally similar yet lighter in weight than the heavier materials they replace (aluminum, titanium, niobium, magnesium, steel, silicon carbide, etc.), and use reduced amounts of costly materials, they potentially can provide simultaneous weight and cost savings. Powdermet intends to lay the groundwork to commercialize these projects in the aerospace, electronics, transportation, and energy generation and transmission industries.

ENComP™ is Powdermet’s developmental nanocomposite platform of higher performance, lower toxicity substitutes for rocket propellants, hydrogen storage, radiation shielding, obscurants, and energy storage products. Demonstration and validation testing is underway for early wins in the ENComP™ and SComP™ product platforms with several divisions of the armed forces, but limited work has been done to explore the full dual-use commercial potential for these technologies. No formal discussions are underway in regard to potential joint ventures for market development of these products therefore commercial introduction is not anticipated until 2013-2014.

MComP™ is a family of multilevel engineered, micro/nano-composite metal matrix composites capable of producing aluminum and magnesium with the properties of high strength steel and without the reliance on scare and costly rare earth alloying elements used in competing high strength alloys.  While MComP™ could address significant needs in the light alloy markets they will not likely be ready for commercialization until 2015.

Future Portfolio Companies

The Company is also currently evaluating additional acquisition and investment opportunities any one of which could significantly enhance its market branding and positioning. Some of these opportunities are complementary to existing portfolio holdings. Management will need to secure additional funding to advance the development of existing portfolio companies and secure future investment opportunities.

Every future opportunity will be evaluated based on several investment criteria. Prospective companies must have individual market solutions intended to solve critical industry problems and have the potential to generate at least a $100 million in revenue within five years of investment. Most companies that are ultimately included in the Company’s investment portfolio will have more than one market solution. We are therefore restricted to firms that have established R&D programs and, more likely than not, firms that have solutions which are at least in final stages of R&D development or preferably in pilot-scale production. The Company is directing its attention to owners that are willing to accept a multi-phased investment option while guaranteeing operational control. We plan to support these technology-centric R&D opportunities and investments with our own corporate strategy, market development, licensing and contracted support.

Competition

The portfolio companies in which the Company has invested and will invest can expect to face intense competition within their respective market segments upon product commercialization. The industrial coatings industry is highly fragmented by companies with competing technologies each seeking to develop a standard for the industry. Industrial coatings research and development has been ongoing for some time and several firms are perceived as the industry leaders.

CermaClad™ will compete for business in the metallurgical and mechanical segments of cladding sales. JSW Steel Ltd. controls a large portion of the market for metallurgically clad plates, accounting for more than 50% of total cladding sales, followed by VoestAlpine Group which accounts for approximately 30% and a handful of other entities including ProClad, Inc., Arc Welding Supply Company and CladTek International Pty Ltd. that produce clad plate and pipe products across the globe represent the majority remainder. A few domestic companies could also be direct competition.   Generally, these prospective competitors offer clad plate products and processes that are fairly similar to each other. Most often the smaller suppliers procure local orders worth a few million dollars or respond to demand that JSW Steel Ltd. is not capable of handling due to limited operational capacity. Market indicators evidence that the overall market for cladded products will grow if the price point for these types of products can be reduced significantly.  The CermaClad™ process can decrease the price significantly while increasing the efficacy of the process. When offered on a commercial basis these two factors will create an opportunity for MesoCoat to disrupt the traditional market for cladding products and compete from a level of advantage over current producers.

PComP nanoenginered cermet products have relatively few competitors. Although there are a few compaines like NanoSteel that have platforms to poduce nanoengineered materials, no competitor has been able to engineer the properties that MesoCoat has built into their PComP product line. They have been able to manufacture a corrosive resistant product that has high strength, hardness and fracture toughness.  Toughness and hardness are normally inversely proportional characteristics and no other company has been able to reverse the nature of these properties which is what makes the PComP products unique in the market place. They have also increased the ductility factor in the PcomP products so basically not only does PComP provide a harder coating surface, that hard object can also bend more and not break. To give an appreciation of the type of market impact these materials could have once launched succesfully, PComP-W, MesoCoat’s tunsgten cobalt carbide replacement solution, has a high deposition efficiency and at a Vickers hardness of 1400-1700 VHN, has 4-7X the toughness of a conventional carbide coatings it is meant to replace. Good toughness tolerates more flexing of the part than other HVOF WC coatings without cracking of coating. The structure of the PComP coatinga also allow for conventional grinding techniques, eliminating the expensive diamond finishing process needed for today’s materials used in current tungsten carbide and cobalt coating solutions.

Powdermet’s ENComP product line is in final stages of testing as an obscurant. This red phosphorous replacement solution for the army is being tested as an environmentally friendly smoke screen product for combat troops. There may be competitive products to ENComP for this particular segment as the US Army itself has been trying for years to develop a similar obscuarnt product but without the health and safety benefits that MesoCoat’s product has. There is only one firm in the world which supplies red phosphorous gas obscurants to the US Goverment but the army knows of its toxic dangers and has been seeking a replacement for the last several years. The primary competition for MesoCoat’s products may be the US Government itself as several Army labs have products in development but none as far along as MesoCoats’ products.

SComP™ is not as close to commercialization as EnComP but this solution addesses a much larger market need.  Today’s engineered materials market offers nothing like SComP™ and its closest competition would be engineered honeycomb structures and foamed metals, neither of which have SComP™’s great energy absorption capabilities or metal-like aesthetics and ease of use. One of the largest benefits of these syntactic metal composites is their ability to absorb energy from impacts and ballistic events through deformation.  There is currently a firm offering a similar product to market and that firm is currently trying to stave off a lawsuit initiated by Powdermet against its owner, a former employee who allegedly stole MesoCoat trade secrets and used patented formulas to develop a similar syntactice metal composite which it has sucesfully sold to a couple of large industrial  firms. This case is expected to go to trial within 12 months. The only other market competiton may come from nanotube companies trying to build energy absorbtion features using this type of technology but they may not have the same prperty characteristics as MesoCoats products especially in the area of thermal resistance.   SComP™ is expected to fare well when introduced to the commercial market.

Marketability

The Company intends to acquire a consolidated interest in MesoCoat in the near term based on the perceived marketability of its products under development. The ultimate success of any product will depend on market acceptance in its many forms, including cost, efficiency, convenience and application. The market for MesoCoat’s prospective products is potentially enormous and will require the Company to apply a significant portion of its focus on how to best initiate market introductions and into which segments. The commercial possibilities for those products currently under development at Powdermet are no less expansive and will likewise require that significant resources are dedicated to an effective marketing strategy as commercialization draws near.

MesoCoat

A tremendous need exists today to find better corrosion protection and wear prevention technologies to replace many of the coating materials currently used in the $89 billion coatings industry.

The inorganic metal finishing industry alone is currently a $16 billion market and one of the largest users of hazardous and carcinogenic chemicals in industry. Hazardous metals such as lead, cadmium, chromium, and to a lesser extent, cobalt and tungsten carbide, and volatile organic compounds used to strip rust and repair large steel structures are being phased out or subjected to increasingly strict environmental regulations. Companies annually spend an estimated $8 billion just on coatings made from hazardous materials. Commercial companies and government defense agencies often use harmful products like chrome because many of them have been the hardest and best corrosion resistant products available to them for the last 20 years. However, they recognize now the environmental problems these materials cause and the potential safety issues for their workers who come in contact with them.  Many companies would stop using them if they could find a cost effective substitute product.  Legally, they soon may have no choice but to desist from using them as the EPA and other international environmental organizations begin to ban their use.

Savvy manufacturers are now modifying their product’s bill of materials list and seeking substitute coating products with similar or better corrosion and wear resistant properties in advance of impending legal changes. They are turning to next generation coatings made from alternative technologies like nanotechnology-based materials to accomplish their goals. Innovative companies that can develop non-toxic and longer life coating alternatives that have equal or superior corrosion and wear protection capability relative to today’s materials stand to reap significant financial rewards in the next several decades.

CermaClad™

The Company is in the process of drafting an agreement with one of the top 10 major oil companies to utilize the CermaClad™ process in the field. MesoCoat plans to sell this solution to the oil industry first as it is expected that the CermaClad™ process’ capability to clad the interior diameter of seamless pipes will result in an immediate market success. Management has made sizeable investments in redesigning the technology to commit to this initial market solution. The internationally acclaimed engineering firm, Mattson Technology, will soon be finalizing the development of a new HDIR lamp head and other firms have been contracted to develop other translational technologies needed for large scale production. The end result is that MesoCoat will be able to do high speed cladding of pipe diameter interiors larger than 8 inches and up to lengths of 40 feet.  MesoCoat will use this new equipment to get their American Petroleum Institute (API) certification.

MesoCoat plans to sell their CermaClad™ market solution at approximately 20% below the market price of today’s corrosion resistant alloy (CRA) clad materials. The ability to decrease below the market price of current offerings is due primarily to the efficiency of the process. MesoCoat expects a profit margin of approximately 40% on this product line. MesoCoat’s expansion within the market will be tied to its ability to attract financing or joint venture partners to build fabrication plants. Given the projected profitability of such plants and the anticipated short payback period anticipated, management foresees no problems attracting interested market partners. The Company’s management is already in discussions with several parties interested in marketing CermaClad™ in certain geographical locations. Management has forecast that the CermaClad™ process could generate over $200 million in revenue by 2015.

PComP™

MesoCoat expects to sell PComP™ application services to commercial buyers like Boeing, Caterpillar and B.F. Goodrich in the near future.  Application services will be sold on a “per square inch” basis and pricing will be reflective of market pressures and the volume of work received from each commercial customer. Pricing variables will be taken into consideration for each application service order.

Management has forecast that the PComP™ solution could generate sales in excess of $30,000,000 by 2014.  MesoCoat’s conservative forecast for PComP™ growth is due to the initial emphasis placed on sales of the CermaClad™ product line. Nevertheless, management’s forecast could be significantly understated if sales to military maintenance and repair organizations exceed expectations. The military spends an estimated $40 billion each year to address wear and corrosion issues associated with new and used equipment. The Department of Defense has widely publicized that in the future its budgets will be focused on sustaining current platforms rather than developing or producing new ones. MesoCoat offers government agencies the ideal environmentally friendly anti-corrosion/wear resistant material solutions they need today to sustain current platforms.

Patents, Trademarks, Licenses, Franchises, Concessions,

Royalty Agreements and Labor Contracts

The Company has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. However, its portfolio company, MesoCoat has several patents, patents pending, trademarks and licenses which it will use to protect its assets as necessary.

Governmental and Environmental Regulation

The Company is subject to local, state and national taxation. Additionally, the Company’s operations are subject to a variety of national, federal, state and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. We believe that MesoCoat is in full compliance with the Resource Conservation Recovery Act (“RCRA”), the key legislation dealing with hazardous waste generation, management and disposal. Nonetheless, under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances. We believe that MesoCoat is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on MesoCoat’s ability to conduct business.

Research and Development

We have no direct expenses for research and development at this time. Our portfolio investment companies MesoCoat, Inc and Powdermet, Inc. are involved in research and development activities related to developing and commercializing products. We expect to increase research and development expenditures in future periods as funds become available and as we increase the number of our portfolio investment companies.

Employees

As of December 20, 2010 we have two executive officers, a Vice President of Business Development, a Vice President of Pipeline Coating Sales who can be classified as employees, and five independent consultants. We use additional consultants, attorneys, and accountants as necessary to assist in the development of our business.

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

The Company incurred net losses of $2,018,132 for the period from June 27, 2006 (inception) to the year ending May 31, 2010. Since we have been without significant revenue since inception and currently have no revenue producing operations outside of that produced by our portfolio investment company, historical losses may continue into the future.

The Company’s success is dependent on its ability to assist its portfolio companies to commercialize their proprietary technologies to the point of generating sufficient revenues to sustain and expand operations.

Our future operation is dependent on our ability to assist MesoCoat and Powdermet in the commercial application of their proprietary technologies to produce sufficient revenue to sustain and expand operations. The same successful efforts will be required for any additional investments that are added to the Company’s portfolio. The success of these endeavors will require that sufficient funding be available to the Company to assist the development of portfolio investments. Currently, the Company’s financial resources are limited, which limitation may slow the pace at which proprietary technologies can be commercialized and deter the prospect of additional portfolio investments. Should we be unable to improve our financial condition through debt or equity offerings, our ability to successfully advance our business plan will be severely limited.

There are significant commercialization risks related to technological businesses.

The industries in which the Company’s portfolio companies operate and plan to operate are characterized by the continual search for higher performance and lower cost. Our growth and future financial performance will depend on the ability of our portfolio companies to develop and market products that keep pace with technological developments and evolving industry requirements. Further, the research and development involved in commercializing products requires significant investment and innovation to keep pace with technological developments. Should we be unable to keep pace with outside technological developments, respond adequately to technological developments, or experience significant delays in product development, our products might become obsolete. Should these risks overcome our ability to keep pace there is a significant likelihood that our business will fail.

The Company competes with larger and better financed corporations.

Competition within the industrial coatings industry and other high technology industries is intense. While the Company’s products are distinguished by next-generation innovations that are more sophisticated and cost effective than many competitive products currently in the market place, a number of entities and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations. Accordingly, our products could become obsolete at any time. Competitors could develop products similar to or better than our own, finish development of new technologies in advance of the Company’s research and development, or be more successful at marketing new products, any of which factors may hurt our prospects for success

General economic conditions will affect our operations.

Changes in the general domestic and international climate may adversely affect the Company’s and MesoCoat’s financial performance. Factors that may contribute to a change in the general economic climate include industrial disputes, interest rates, inflation, international currency fluctuations and political and social reform. Further, the delayed revival of the global economy is not conducive to rapid growth, particularly of technology companies with newly commercialized products.

The market acceptance of the Company’s products is critical to the Company’s growth.

The Company will generate revenue from the advanced coating industry and other industries. Market acceptance of our products and services will be critical. If our customers do not accept or purchase our products and services, then our revenue, cash flow and/or operating results will be negatively impacted.

We may not be able to effectively manage our growth.

We expect considerable future growth in our business. However, to achieve this growth in an efficient and timely manner, we will have to maintain strict controls over our internal management, technical, accounting, marketing, and research and development departments. We believe that we have retained sufficient quality personnel to manage our anticipated future growth and have adequate reporting and control systems in place. Should we be unable to successfully manage our anticipated future growth by adherence to these strictures, costs may increase, growth could be impaired and our ability to keep pace with technological advances may be impaired which failures could result in a loss of future customers.

We may rely upon patents and other intellectual property.

We may rely on a combination of patent applications, trade secrets, trademarks, copyrights and licenses, together with non-disclosure and confidentiality agreements, to establish and protect proprietary rights to technologies we develop. Should we be unable to adequately protect intellectual property rights or become subject to a claim of infringement, our business may be materially adversely affected.

We expect to prepare patent applications in accordance with our worldwide intellectual property strategy on acquiring new technologies. However, we cannot be certain that any patents will be issued with respect to future patents pending or future patent applications. Further, we do not know whether any future patents will be upheld as valid, proven enforceable against alleged infringers or be effective in preventing the development of competitive patents. The Company believes that it has implemented a sophisticated internal intellectual property management system to promote effective identification and protection of its products and know-how in connection with the technologies it develops and may develop in the future.

Environmental laws and other governmental legislation may affect our business.

Should the technologies the Company develops not comply with applicable environmental laws or if it is exposed to liability claims, its business and financial results could be seriously harmed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition. Furthermore, changes in legislation and government policy could also negatively impact us. We are currently unaware of any introduced or proposed bills, or policy, that may cause any specific changes to our operations. However, no assurance can be given that we will be able to obtain any necessary license required in the future, or that future changes in laws or government policies affecting any technology we develop, or products we market, will not impose additional regulatory requirements on us, intensify competition in the technology industries that we are involved in, or otherwise have a material adverse effect on our business, financial condition and results of operations.

We may face liability claims on our future products.

Although we intend to implement exhaustive testing programs to identify potential material defects in technology we develop, any undetected defects could harm our reputation, diminish our customer base, shrink revenues and expose us to product liability claims.

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

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

The Company currently maintains its offices at 2665 S. Bayshore Drive, Suite 450, Miami, Florida, 33133. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain as larger office at any time in the foreseeable future in order to carry out the plan of operation described herein as our subsidiary and future acquisitions will maintain adequate facilities.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED         STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF    EQUITY SECURITIES

The Company’s common stock has been quoted on the Pink Sheets electronic quotation system under the symbol “ABKI”. Trading has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported for each quarterly period.

High and Low Bid Prices
Year	Quarter Ended	High	Low
2010	November 30	$1.18	$0.48
2010	August 31	$1.03	$0.26
2010	May 31	$1.55	$0.40
2010	February 28	$0.90	$0.65
2009	November 30	$0.25	$0.80
2009	August 31	$0.10	$0.25
2009	May 31	$0.51	$0.21
2009	February 28	$1.00	$0.40

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 20, 2010 there were 34 shareholders of record holding a total of 58,175,000 shares of fully paid and non-assessable common stock of the 2,500,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 20, 2010 there were no preferred shares of the 50,000,000 authorized. The par value of the preferred stock is $0.0001 per share. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Warrants

As of December 20, 2010 there were 4,600,000 half-share warrants outstanding to purchase 2,300,000 shares of our common stock, at $0.75 per share with an expiration date of December 16, 2011.

Stock Options

As of December 16, 2010, there were 4,575,000 stock options outstanding to purchase shares of our common stock, as follows:

  2,000,000 options have an exercise price of $0.60 per shares, expire on December 11 , 2019, and vest in equal increments over three years beginning on December 11 , 2010
  300,000 options have an exercise price of $0.60 per shares, expire on December 11, 2019, and vest in equal increments over three years beginning December 11, 2009.
  100,000 options have an exercise price of $0.60 per share, expire on March 15, 2020, and vest in equal increments over three years to beginning March 15, 2011.

•         100,000 options have an exercise price of $0.60 per share, expire on April 1, 2020, and vest in equal increments over three years to beginning April 1, 2011.

•         400,000 options have an exercise price of $0.75 per share, expire on April 26, 2020, and vest in equal increments over three years to beginning April 26, 2011.

•         250,000 options have an exercise price of $1.30 per share, expire on April 29, 2020, and vest in equal increments over three years to beginning April 29, 2011.

•         200,000 options have an exercise price of $0.65 per share, expire on July 31, 2020, and vest in equal increments over three years to beginning July 31, 2011.

  1,225,000 options have an exercise price of $0.65 per share, expire on October 18, 2020, and vest in equal increments over three years beginning on October 18, 2011.

Convertible Securities

As of December 20, 2010, the Company had no securities convertible into the shares of its common stock.

Transfer Agent and Registrar

Our transfer agent is Island Stock Transfer, located at 100 Second Avenue South, Suite 300, St. Petersburg, Florida, 33701. (727) 289-0010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 10, 2010 the board of directors of the Company closed an equity financing to raise an aggregate of $2,250,000 through the sale of common shares at $0.75 per share as follows:

Investor	Net Consideration	Exemption	Shares
Bank Julius Baer & Co. Ltd.	$1,245,000	Reg S/Sec 4(2)	1,660,000
Cat Brokerage AG	$825,000	Reg S/Sec 4(2)	1,100,000
Edward P. Phelan	$112,500	Reg D, Rule 506/Sec 4(2)	150,000
Kosson Ventures Ltd.	$67,500	Reg S/Sec 4(2)	90,000

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfies all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the persons to whom the common shares were issued and authorized were non-U.S. persons with addresses in foreign countries.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) there were limited offerees; (3) the offerees committed to hold their stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offerees and the Company.

The Company complied with the requirements of Rule 506 of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) selling only to an accredited investor; (iii) having not violated antifraud prohibitions with the information provided to the investor; (iv) being available to answer questions by the investor; and (v) issuing restricted securities to the investor.

On November 18, 2010, the Company granted options to purchase 25,000 shares of the Company’s common stock to Sofia Bitela, that vest in equal parts over three years commencing on October 18, 2011, at an exercise price of $1.01 per share for a period of ten years from the date of grant, relying on an exemption provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the grant was an isolated private transaction that did not involve a public offering; (2) there was only one grantee; (3) the grantee committed to hold her options; (4) there have been no subsequent or contemporaneous public offerings of the options; (5) the options were not broken down into smaller denominations; and (6) the discussions that lead to the grant of the options took place directly between the grantee and the Company.

On November 1, 2010, the Company authorized the issuance of 60,000 shares of common stock to Uptick Capital, LLC, pursuant to a consulting agreement relying on an exemption provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions that did not involve a public offering; (2) there was only one offeree; (3) the offeree committed to hold its stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and the Company.

On October 18, 2010, the Company granted options to purchase an aggregate of 1,200,000 shares of the Company’s common stock, that vest in equal parts over three years commencing on October 18, 2011, at an exercise price of $0.65 per share for a period of ten years from the date of grant, relying on an exemption provided by Section 4(2) of the Securities Act, to the following:

Grantee	Options
Elisheva Levin	25,000
Reginald Allen	25,000
Ruairidh Campbell	50,000
Mario Medanic	200,000
Edward Phelan	200,000
James Chew	200,000
Prosper Financial	500,000

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the grants were isolated private transactions that did not involve a public offering; (2) there was only seven grantees; (3) the grantees committed to hold their options; (4) there have been no subsequent or contemporaneous public offerings of the options; (5) the options were not broken down into smaller denominations; and (6) the discussions that lead to the option grants took place directly between the grantees and the Company.

On July 31, 2010, the Company granted options to purchase 200,000 shares of the Company’s common stock to Costas Takkas, the Company’s chief financial officer, pursuant to a consulting agreement, which options vest in equal parts over three years commencing on July 31, 2011, at an exercise price of $0.65 per share for a period of ten years from the date of grant, relying on an exemption provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the grant was an isolated private transaction that did not involve a public offering; (2) there was only one grantee; (3) the grantee committed to hold his options; (4) there have been no subsequent or contemporaneous public offerings of the options; (5) the options were not broken down into smaller denominations; and (6) the discussions that lead to the grant of the options took place directly between the grantee and the Company.

On April 29, 2010, the Company granted options to purchase 250,000 shares of the Company’s common stock to Hermann Buschor, a director of the Company, which options vest in equal parts over three years commencing on April 29, 2011, at an exercise price of $1.30 per share for a period of ten years from the date of grant, relying on an exemption provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the grant was an isolated private transaction that did not involve a public offering; (2) there was only one grantee; (3) the grantee committed to hold his options; (4) there have been no subsequent or contemporaneous public offerings of the options; (5) the options were not broken down into smaller denominations; and (6) the discussions that lead to the grant of the options took place directly between the grantee and the Company.

On April 26, 2010 the Company granted options to purchase 400,000 shares of the Company’s common stock to John D. Neukirchen, a director of Powdermet, which options vest in equal parts over three years commencing on April 26, 2011, at an exercise price of $0.75 per share for a period of ten years from the date of grant, relying on an exemption provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the grant was an isolated private transaction that did not involve a public offering; (2) there was only one grantee; (3) the grantee committed to hold his options; (4) there have been no subsequent or contemporaneous public offerings of the options; (5) the options were not broken down into smaller denominations; and (6) the discussions that lead to the grant of the options took place directly between the grantee and the Company.

On April 1, 2010 the Company granted options to purchase 100,000 shares of the Company’s common stock to Carol Laws, which options vest in equal parts over three years commencing on April 1, 2010, at an exercise price of $0.60 per share for a period of ten years from the date of grant, relying on an exemption provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the grant was an isolated private transaction that did not involve a public offering; (2) there was only one grantee; (3) the grantee committed to hold her options; (4) there have been no subsequent or contemporaneous public offerings of the options; (5) the options were not broken down into smaller denominations; and (6) the discussions that lead to the grant of the options took place directly between the grantee and the Company.

On March 15, 2010, the Company granted options to purchase an aggregate of 100,000 shares of the Company’s common stock, that vest in equal parts over three years commencing on March 15, 2011, at an exercise price of $0.60 per share for a period of ten years from the date of grant, relying on an exemption provided by Section 4(2) of the Securities Act, to the following:

Grantee	Options
Mario Medanic	50,000
Reginald Allen	50,000

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the grants were isolated private transactions that did not involve a public offering; (2) there were only two grantees; (3) the grantees committed to hold their options; (4) there have been no subsequent or contemporaneous public offerings of the options; (5) the options were not broken down into smaller denominations; and (6) the discussions that lead to the option grants took place directly between the grantees and the Company.

On December 11, 2009, the Company granted options to purchase an aggregate of 300,000 shares of the Company’s common stock, that vest in equal parts over three years commencing on December 11, 2009, at an exercise price of $0.60 per share for a period of ten years from the date of grant, relying on an exemption provided by Section 4(2) of the Securities Act, to the following:

Grantee	Options
David Greenbaum	200,000
Carol Laws	100,000

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the grants were isolated private transactions that did not involve a public offering; (2) there were only two grantees; (3) the grantees committed to hold their options; (4) there have been no subsequent or contemporaneous public offerings of the options; (5) the options were not broken down into smaller denominations; and (6) the discussions that lead to the option grants took place directly between the grantees and the Company.

On December 11, 2009, the Company granted options to purchase an aggregate of 2,000,000 shares of the Company’s common stock, that vest in equal parts over three years commencing on December 11, 2010, at an exercise price of $0.60 per share for a period of ten years from the date of grant, relying on an exemption provided by Section 4(2) of the Securities Act, to the following:

Grantee	Options
Andrew Sherman	1,000,000
Prosper Financial, Inc.	1,000,000

The Company complied with the exemption requirements of Section 4(2) of the Securities Act for the above option grants based on the following factors: (1) the grants were isolated private transactions that did not involve a public offering; (2) there were limited grantees, all of whom have some managerial responsibility with the Company; (3) the grantees committed to hold the stock underlying their options; (4) there were no subsequent or contemporaneous public grants of the options; (5) the options were not broken down into smaller denominations; and (6) the discussions that lead to the grant of the options took place directly between the grantees and the Company.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company has not repurchased any shares of its common stock during the fiscal year ended May 31, 2010.

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

Plan of Operation

The Company’s plan of operation for the coming year is to develop its non-controlling investment in MesoCoat and position the firm to succeed in future commercialization efforts while evaluating whether to increase that investment to a controlling investment pursuant to the terms and conditions of our agreement with the shareholders of MesoCoat. Further, we plan to close the agreement with Powdermet and seek out other prospective business acquisitions.

We will require a minimum additional amount of $5,000,000 in debt or equity funding over the next twelve months to fulfill our plan of operation but prefer to raise a higher amount of funds to be aggressive in our commercialization strategy. This funding is not currently available, though we are in the process of securing verbal commitments from private investors to realize this funding with private placements of our restricted common stock. If we cannot secure additional financing from outside sources or our existing shareholder base, we may not be able to meet our milestones, and may need to scale back operations. Any shortfall will affect our ability to expand or even continue operations. We cannot guarantee that additional funding will be available to us on favorable terms, if at all.

Results of Operations

During the year ended May 31, 2010, we (i) focused our efforts on identifying prospective business opportunities for merger or acquisition, (ii) changed our name to Abakan, (iii) performed due diligence and entered into the agreements to acquire interests in MesoCoat and Powdermet, (iv) closed the agreement with MesoCoat and began to focus efforts on our noncontrolling interest in MesoCoat, (v) strengthened our management team with industry experts, (vi) enlarged our board of directors, and (vii) sought financing pursuant to the interest acquisition agreements.

Since investing in MesoCoat we have been (i) assisting it with interviewing and hiring new senior management, (ii) redefining its market strategy, (iii) improving its branding, (iv) introducing it to several new potential joint commercialization partners, and (v) aggressively getting it to accelerate R&D schedules by negotiating favorable engineering contracts with third parties.

Management has also spent significant time developing an extensive deal sourcing network, including top international university materials sciences labs, government sponsored labs, industry brokers, lawyers and materials sciences’ association executives, as well as a formal advisory board with specific technology skills. We now seek to raise an additional $5 to 10 million in capital to continue investing in and expanding operations of our existing portfolio interests. The proceeds will be used for investments in MesoCoat and Powdermet, working capital, and other potential acquisition investments several of which are under consideration.

The Company has been funded since inception through private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated for general and administrative costs, due diligence, loans and interest expenses.

Net Losses

For the period from inception until May 31, 2010, the Company incurred net losses of $2,018,132. Net losses for the year ending May 31, 2010 were $1,606,698 as compared to $354,363 for the year ending May 31, 2009. The increase in net losses over the comparative periods can be attributed primarily to an increase in operating losses and a loss attributed to our investment in MesoCoat.

We have never generated sufficient revenue to fund operations and may continue to operate at a loss through fiscal 2011.

Revenues

We had no revenue for the years ending May 31, 2010 and 2009.

Operating Expenses

Operating expenses for the year ending May 31, 2010 were $1,405,484 as compared to $344,034 for the year ending May 31, 2009. The increase in operating expenses is primarily due to an increase in general and administrative expenses and the realization of a stock expense on a note conversion and stock option expense during the current periods. General and administrative expenses include accounting costs, consulting fees, employment costs, and depreciation.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material effect on operations for the period from June 27, 2006 (inception) to May 31, 2010.

Capital Expenditures

The Company has not spent any significant amounts on capital for the period from June 27, 2006 (inception) to May 31, 2010.

Liquidity and Capital Resources

The Company has been in the development stage since inception. As of May 31, 2010 the Company had a working capital deficit of $205,399, current assets of $88,368 consisting of cash, note receivable, and prepaid expenses, and total assets of $1,302,759 consisting of an investment in minority interest, computer equipment, and a website. As of May 31, 2010 the Company had current and total liabilities of $293,767 consisting of accounts payable and accruals, loans payable, accrued interest on loans payable, loans payable to related party, and accrued interest on loans from related party. Stockholders equity in the Company was $1,008,992 as of May 31, 2010.

For the period from inception until May 31, 2010, the Company’s cash flow used in operating activities was $727,652. Cash flows used in operating activities for the year ending May 31, 2010, were $609,229 compared to $67,964 for the year ending May 31, 2009. The cash flow used in operating activities during the current period was primarily due to net losses.

For the period from inception until May 31, 2010, the Company’s cash flow used investing activities was $1,609,492. Cash flow used in investing activities for the year ending May 31, 2010, was $1,400,030 as compared to $182,645 for the year ending May 31, 2009. The cash flows used in the current period are attributable to the investment in MesoCoat.

For the period from inception until May 31, 2010, the Company’s cash flow provided by financing activities was $2,377,708. Cash flow provided by financing activities for the year ending May 31, 2010 was $2,049,808 as compared to $249,758 for the year ending May 31, 2009. Cash flows provided by financing activities in the current period are attributable to proceeds from sale of our common stock.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of May 31, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Our auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of net losses of $2,018,132, and a working capital deficit of $205,399 as of May 31, 2010. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from its investment in MesoCoat; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Results of Operations and Description of Business, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•         our anticipated financial performance

•         uncertainties related to the research and development of our subsidiary’s technology;

•         our ability to generate revenues through sales to fund operations

•         our ability to raise additional capital to fund cash requirements for operations

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the years ended May 31, 2010 and 2009, included in this Form 10-K discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

Please see Note 14 to our financial statements for recent accounting pronouncements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM  8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended May 31, 2010 and 2009 are attached hereto as F-1 through F-24.

Abakan Inc.

(A Development Stage Company)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm                                                               F-2

Balance sheets for the years ended May 31, 2010 and 2009                                                             F-3

Statements of Operations for the years ended May 31, 2010 and 2009, and cumulative amounts

from development stage activities (June 27, 2006 (Inception) through May 31, 2010)                         F-4

Statements of Stockholders' equity for the period from inception on June 27, 2006 through

May 31, 2010                                                                                                                                F-5

Statements of Cash Flows for the years ended May 31, 2010 and 2009, and cumulative amounts

from development stage activities (June 27, 2006 (Inception) through May 31, 2010)                         F-6

Notes to Financial Statements                                                                                                        F-7

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Abakan, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Abakan, Inc. (A Development Stage Company) as of May 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2010 and 2009, and since inception on June 27, 2006 through May 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abakan, Inc. (A Development Stage Company) as of May 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2010 and 2009, and since inception on June 27, 2006 through May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has net losses since inception in the amount of $2,018,132 which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 20, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ABAKAN, INC.

(Formerly known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	May 31,	May 31,
	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$40,564	$15
Note receivable - related party (Note 8)	8,500	-
Prepaid expenses (Note 4)	25,151	-
Prepaid expenses - related party (Note 5)	14,153	-

Total Current Assets	88,368	15

Non-Current Assets
Computer equipment, net (Note 3)	2,526	5,347
Website, net (Note 3)	3,500	10,500
Investment in Minority Interest - MesoCoat (Note 6)	1,208,365	-

	1,214,391	15,847

Total Assets	$1,302,759	$15,862

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accruals	$72,899	$17,858
Accounts payable - related parties	72,071	71,210
Loans Payable (Note 9)	70,156	196,225
Accrued interest - loans payable (Note 9)	11,380	7,665
Loan payable- related party	-	48,483
Accrued interest - related party	-	2,664
Accrued Liabilities	67,261	-

Total Current Liabilities	293,767	344,104

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 7)

Preferred Stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-

Common stock, par value $0.0001, 2,500,000,000 shares
authorized, 55,115,000 issued and outstanding – May 31, 2010,
50,265,000 issued and outstanding - May 31, 2009	5,511	5,026
Paid in capital	3,018,313	73,116
Subscription receivable	(1,750)	-
Contributed Capital	5,050	5,050
Accumulated deficit during the development stage	(2,018,132)	(411,434)

Total Stockholders' Equity (Deficit)	1,008,992	(328,242)

Total Liabilities and Stockholders' Equity (Deficit)	$1,302,759	$15,862

The accompanying condensed notes are an integral part of these consolidated financial statements.

ABAKAN INC.

(Formerly Waste To Energy Group Inc)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

			Cumulative
			amounts from
			development stage
			activities
	For the years ended		June 27, 2006
	May 31,		(Inception) to
	2010	2009	May 31, 2010

REVENUES	$-	$-	$1,596

EXPENSES
General and administrative
General and Administrative	74,529	22,313	105,404
Professional Fees	85,393	39,605	150,555
Professional Fees - Related party	35,000	-	45,000
Consulting	166,799	92,500	241,971
Consulting - Related party	512,000	-	539,500
Payroll and benefits expense	66,261	-	66,261
Depreciation	9,821	9,615	23,436
Impairment of Asset	-	180,000	180,000
Stock Expense on note Conversion	142,370	-	142,370
Stock options Expense	313,313	-	313,313

Total expenses	1,405,484	344,034	1,808,808

Loss from operations	(1,405,484)	(344,034)	(1,807,212)

Interest Expense
Interest - Loans	8,893	7,665	16,628
Interest - Related Party	2,038	2,664	4,631

Total interest expense	10,931	10,329	21,259

Interest Income	1,382	-	2,004
Equity in MesoCoat loss	(191,665)	-	(191,665)

Loss before provision for income taxes	(1,606,698)	(354,363)	(2,018,132)

Provision for income taxes	-	-	-

NET LOSS	$(1,606,698)	$(354,363)	$(2,018,132)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	*

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	52,393,630	94,930,479

* = less than $(.01) per share

The accompanying condensed notes are an integral part of these consolidated financial statements.

ABAKAN, INC.

(Formerly known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT)

	Common Stock		Paid-in			(Deficit)
					Paid - in	Accumulated
					Capital	During	Total
				Contributed	Warrants	Development	Stockholders’
	Shares	Amount	Capital	Capital	and Options	Stage	Equity
Inception, June 27, 2006	-	$-	$-	$-	$-	$-	$-
Common Shares issued to director for cash June 27, 2006	2,500,000	250	(150)			-	100
Common Shares issued to director for cash June 27, 2006	125,300,000	12,530	(7,518)				5,012
Common Shares issued to director for cash October 31, 2006	62,500,000	6,250	(3,750)				2,500
Private placement closed April 30, 2007	35,265,000	3,527	67,003				70,530
Net (loss) for the period						(28,079)	(28,079)
Balance, May 31, 2007	225,565,000	22,557	55,585	-	-	(28,079)	50,063
Net (loss) for the year						(28,993)	(28,993)
Balance, May 31, 2008 (Restated)	225,565,000	22,557	55,585	-	-	(57,072)	21,070
Common Shares cancelled to directors September 2, 2008	(175,300,000)	(17,531)	17,531				-
Contributed Capital	-			5,050			5,050
Net (loss) for the year						(354,363)	(354,363)
Balance, May 31, 2009	50,265,000	5,026	73,116	5,050	-	(411,434)	(328,242)
Private placement, closed December 16, 2009 for $0.50 per share	4,200,000	420	2,099,580				2,100,000
Debt Converted into stock December 16, 2009 for $0.60 per share, including costs of $102,370	400,000	40	342,330				342,370
Subscription receivable from above private placement					(1,750)		(1,750)
Common shares issued services on April 26, 2010	150,000	15	89,985				90,000
Common shares issued services on April 30, 2010	100,000	10	99,990				100,000
Stock options expense			313,313				313,313
Net (loss) for nine months						(1,606,698)	(1,606,698)
Balance, May 31, 2010	55,115,000	$5,511	$3,018,313	$5,050	$(1,750)	(2,018,132)	$1,008,992

The accompanying condensed notes are an integral part of these consolidated financial statements.

ABAKAN, INC.

(Formerly known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

			Cumulative
			amounts from
			development
			stage activities
	For the years ended		June 27, 2006
	May 31,		(Inception) to
	2010	2009	May 31, 2010

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net (loss) from development stage activities	$(1,606,698)	$(354,363)	$(2,018,132)
Adjustments to reconcile net loss to net cash provided (used)
by development stage activities:
Depreciation	9,821	9,615	23,436
Stock options expense	313,313	-	313,313
Stock expense from note conversion	142,370	-	142,370
Stock issued for services	190,000	-	190,000
Equity in investee loss	191,665	-	191,665
Changes in operating assets and liabilities:
Accounts receivable	-	387	-
Accounts receivable - related party	(8,500)	-	(8,500)
Prepaid expenses	(39,304)	-	(39,304)
Accounts payable and accrued liabilities	122,302	86,068	211,369
Accounts payable - related parties	64,872	-	64,872
Accrued interest - related party	-	2,664	2,664
Accrued interest - loans payable	10,931	7,665	18,596
Waste to Energy Group LLC	-	180,000	180,000
Total adjustments	997,469	286,399	1,290,480
NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES	(609,229)	(67,964)	(727,652)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment and website	-	(2,645)	(29,462)
MesoCoat Inc- minority interest	(1,400,030)	-	(1,400,030)
Waste to Energy Group LLC	-	(180,000)	(180,000)
NET CASH PROVIDED USED BY INVESTING ACTIVITIES	(1,400,030)	(182,645)	(1,609,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Common Stock	2,100,000	-	2,178,142
Loans payable	(50,192)	196,225	146,033
Loans payable - related party	-	48,483	48,483
Contributed capital	-	5,050	5,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,049,808	249,758	2,377,708

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,549	(671)	40,564

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15	687	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,564	$15	$40,564

Supplemental Disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Supplemental Non-cash Disclosures:
Notes and accounts payable converted to stock
Accounts payable - related party	$(64,010)		$(64,010)
Loans payable	(25,000)		(25,000)
Notes payable - related party	(99,515)		(99,515)
Accrued interest – related party	(9,724)		(9,724)
Common stock	200,000		200,000
Subscription receivable	(1,750)		(1,750)
	$-		$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 1 – General Organization and Business

Abakan Inc. (“the Company,” we, us, our, ABKI) was incorporated in the state of Nevada on June 27, 2006, and is in the development stage as defined under FASB ASC 915-10, "Development Stage Entities."

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

In our current business plan we are investing in early stage companies. Since those firms are typically pre- commercialization, it is anticipated that each firm we decide to invest in will need successive rounds of funding to fund their research & development and their sales and marketing efforts. That may not be the case if a company has a new technology which has explosive sales growth on the market or we agree to a licensing strategy with any of the acquired companies. However, most types of firms the Company will be evaluating will have lengthy qualification periods to get on buyers’ approved purchasing list.

Our acquisition strategy is to make sure we negotiate upfront future ownership based on a series of value creating steps whereby Abakan has the right to continue or discontinue investing based on an investee meeting those milestone steps. This allows management to forecast potential financing needs of a firm in stages to plan for our present and future fundraising efforts.  It also gives Abakan the right to hedge its investing if it feels a company is not performing up to the goals that were anticipated during the negotiating process. By doing this, each investee company is expected to reach certain operating milestones prior to receiving the next round of fundraising or us exercising our next round of acquisition.

Note 2 – Significant Accounting Policies

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 2 – Significant Accounting Policies – continued

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash flows include all highly liquid investments with a maturity of three months or less.

Fair Value of Financial Instruments

FASB ASC 480-10, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments consist of cash, notes receivables, promissory notes for loans made to the Company and accounts payable at fair market value.

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

Concentration of credit risk

86% of our notes receivable are from two companies owned by a related party. We feel our exposures on these notes are mitigated by a liability we have recorded to the related party in an amount greater than our notes receivable. In the case of a default, we would be able to offset these notes receivable against that account payable. As discussed in note 8, Consulting

Agreements “e” and Notes Receivable “a,” we have netted these receivables in our presentation against  related accounts payable.

Reclassifications

Certain amounts in the year ended May 31, 2009 financial statements have been reclassified to conform to the current period ended May 31, 2010 presentation.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 2 – Significant Accounting Policies – continued

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting, in accordance with ASC 323. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee Company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in (Investee) Loss” in the Statement of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Minority Interest – (Investee)” in the Company’s Balance sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Earnings (loss) Per Common Share

The Company computes net loss per share in accordance with FASB ASC 260-10,"Earnings per Share". FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available to common stockholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. There have been no potentially dilutive common shares issued from inception.

Notes receivable

Notes receivable are stated at face value, plus any accrued interest earned. The Company analyses each note receivable each period for probability of collectability. Notes are considered in default when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of May 31, 2010 and 2009, management has determined that no occurrence of default exists.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Depreciation and amortization are based on the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 2 – Significant Accounting Policies – continued

Depreciation

Depreciation is computed on the straight-line method net of salvage value with useful lives as follows:

                        Computer equipment and software                  3 years

            Office furniture and equipment                                    5 years

            Machinery and equipment                               7 years

                        Leasehold improvements                       balance of lease term

Intangible Assets, Net

In accordance with ASC 350, “Intangibles – Goodwill and other,” goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment, and possible adjustment. Other intangible assets with definite lives are amortized over their individual useful lives. Patents and other intangible assets are amortized using the straight-line method over periods ranging from three to twenty years (see Note 3).

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

Revenue recognition

The Company has not adopted any policy regarding revenue since we have not had any revenue other than interest earned from our current operations.  When we are ready to receive revenue we will design our policies and disclose them at that time.

Advertising Costs

The Company will expense its advertising costs when incurred. There have been no expenditures on advertising since inception.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 2 – Significant Accounting Policies – continued

Stock-based compensation

The Company adopted FASB ASC 718-10 and valued our employee stock based awards based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10.  The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached in FASB ASC 505-10.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			05/31/10	05/31/09
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer Equipment	$ 8,462	$ 5,936	$ 2,526	$ 5,347
Website	$21,000	$17,500	$ 3,500	$10,500
Total	$29,462	$23,436	$ 6,026	$15,847

Depreciation and amortization expense was $9,821 and $9,615 for the years ended May 31, 2010 and 2009, respectively.

Website Development

In December 2007, we contracted with an unrelated contractor to develop a website that reflected our new logo, business and branding. It was completed and was accessible in December 2007. Since it was completed, our contractor has made updates to reflect our current business as needed. In accordance with ASC 350-50, “Intangibles – Goodwill and other- Websites,” we capitalized website development costs of $21,000, and commenced its amortization over three years starting in December 2007.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 4 – Prepaid Expenses

Prepaid expenses comprise of the following at May 31, 2010:

Name	Description	Amount
Preferred Medical Plan	Month in advance premium	$ 151
Haynes and Boone, LLP	Prepayment retainer for legal fees	25,000
	Total	$ 25,151

Note 5 – Prepaid Expenses – related party

Prepaid expenses comprise of the following at May 31, 2010:

Name	Description	Amount
Prosper Financial	Advance payment for expenses	$2,522
Costas M.Takkas	Consulting advance payment	1,631
MesoCoat, Inc.	Advance payment for expenses	10,000
	Total	$14,153

Note 6 - Investment in non-controlling interest

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

.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 6 - Investment in non-controlling interest - continued

Exercise of the second option would increase the Company’s holdings to a fully diluted seventy five percent (75%) of MesoCoat and entitle the Company’s management to appoint a fourth director to MesoCoat’s five person board of directors. The third option entitles outside shareholders of MesoCoat, for a period of twelve (12) months after the exercise of the second option, to cause Abakan to pay an aggregate amount of fourteen million six hundred thousand dollars ($14,600,000) payable in shares of the Company’s common stock or a combination of cash and stock, as provided in the Agreement, in exchange for all remaining shares of MesoCoat, on a fully diluted basis, not then held by the Company. As of the year ended, May 31, 2010, we have made the initial investment of $1,400,030 for a thirty – four (34) percentage ownership of Mesocoat, Inc.

We have analyzed our investment in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323), and concluded that our minority interest investment does give us significant influence over Mesocoat, Inc.’s business actions, board of directors, or its management, and therefore we will account for our investment using the Equity Method. An audit of Mesocoat, by a PCAOB registered auditor for the years ended May 31, 2010 and 2009 has been substantially completed. We have analyzed our investment in accordance to ASC323 and have determined that no impairment of our investment is necessary at this time, because we believe our intention to exercise our future options to increase our investment represent level 2 indicators of fair value of our existing investment. In addition, we have reduced the amount of our investment by $191,665, which represent our equity in Mesocoat’s loss, for the year ended May 31, 2010.

Note 7 – Stockholders’ Equity

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

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 7 – Stockholders’ Equity - continued

As of May 31, 2009, the Company had 50,265,000 common shares issued and outstanding.

During the year ending May 31, 2009, 175,300,000 shares were voluntarily cancelled, subsequent to which cancellation there were 50,265,000 common shares of the Company issued and outstanding.

Subsequent to the share cancellation the Company authorized to effect a forward split of the Company’s stock on a 25 new for 1 old basis, such that its authorized capital shall increase from 100,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001. The effective date for the forward stock split was September 3, 2008. The forward split caused a mandatory exchange of share certificates. The forward split was retroactively applied to the Statement of Stockholders’ Equity and all disclosures.

As of the year ended May 31, 2010, the Company had 55,115,000 common shares issued and outstanding.

On December 16, 2009, we closed an equity financing for $2,100,000 or 4,200,000 units, each unit consisted of one share of restricted common stock, and one half share warrant to purchase shares of our common stock, with a purchase price of $0.75 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $2,100,000.

As part of the above placement we also converted several debts to shares of our common stock in exchange for the amounts owed to an unrelated party and two related parties. For the converted debt of $200,000 the individuals received 400,000 units, each unit consisted of one share of restricted common stock, and one half share warrant to purchase shares of our common stock, with a purchase price of $0.75 per share and an expiration date of two years from the closing. We incurred a stock expense from the conversion of debt of $142,370, including $102,370 for the detachable warrants granted and $40,000 from a discount of our closing share price on the day.

On April 26 and 30, 2010, we issued 150,000 and 100,000 shares of common stock, respectively, for signing bonuses to our Vice President of Business Development and our Vice President of Pipeline Coating Sales. These issuances were in fulfillment of the agreements discussed in Note 10, below.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 7 – Stockholders’ Equity – continued

Common Stock Warrants

In connection with the above private placement and payables to common stock conversions, we valued the common stock warrants granted during the year ended May 31, 2010 using the Black-Scholes model with the following assumptions:

December 16, 2009
Expected volatility (based on historical volatility)	158.57%
Expected dividends	0.00
Expected term in years	10
Risk-free rate	0.95%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s warrants. The dividend yield assumption is based on our history and expectation of dividend payments.

A summary of the common stock warrants granted during the year ended May 31, 2010 is presented below:

Number of Options
Balance at June 1, 2009	-
Granted	2,300,000
Exercised	-
Forfeited or Expired	-
Balance at May 31, 2010	2,300,000
Exercisable at May 31, 2010	2,300,000

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 8 – Related Party Transactions

As of May 31, 2010 and 2009, we had balances totalling $72,071 and $71,210 outstanding in accounts payable - related party respectively. In addition to related party transactions mentioned elsewhere, we have the below agreements and transactions:

Consulting Agreements

a)      During the year ending May 31, 2009 the Company entered into a consulting agreement commencing September 2, 2008 with a company controlled by the chief executive officer. The terms of the consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties. On December 1, 2009 we entered into a new consulting agreement commencing December 1, 2009 with the same related company. The terms of the new consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. The consultant was also granted 1,000,000 stock options with an exercise price of $0.60 per share; they will vest equally over 3 years (see Note 11). For the years ended May 31, 2010 and 2009, we expensed $42,500 and $45,000, respectively, in connection with this contract and are included in consulting fees – related parties. As of May 31, 2010 and 2009, we owed $-0- and $22,729, respectively, and is included in accounts payable - related party.

b)      On December 1, 2009 we entered into an agreement with a related individual to provide bookkeeping services. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. The consultant was also granted 100,000 stock options with an exercise price of $0.60 per share, they will vest equally over 2 years and the first third was vested upon signing (see Note 11). On April 1, 2010, we entered into an amended agreement to the same related individual to provide bookkeeping services. The terms of the amended consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until April 1, 2011. The consultant was also granted 100,000 stock options with an exercise price of $0.60 per share, they will vest equally over 2 years and the first third was vested upon signing (see Note 11). For the years ended May 31, 2010 and 2009, we expensed $35,000 and $25,000, respectively, in connection with these contracts and are included in professional fees – related party. As of May 31, 2010 and 2009, we owed $5,139 and $27,204, respectively, and is included in accounts payable - related party.

c)      On December 1, 2009 we entered into an agreement with a related individual to perform the duties of Chief Executive Officer. The terms of the consulting agreement are $7,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. For the year ended May 31, 2010 and 2009, we expensed $45,000 and $-0-, respectively, in connection with this contract and are included in consulting fees – related parties. As of May 31, 2010 and 2009, we owed $-0- and $-0-, respectively, and is included in accounts payable - related party.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 8 – Related Party Transactions– continued

d)      On December 1, 2009 we entered into an agreement with a related individual to perform the duties of Chief Financial Officer. The terms of the consulting agreement are $6,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. The consultant was also granted 200,000 stock options with an exercise price of $0.60 per share, they will vest equally over 2 years and the first third was vested upon signing (see Note 11). For the year ended May 31, 2010 and 2009, we expensed $66,000 and $42,500 in connection with this contract and are included in consulting fees – related parties. As of May 31, 2010 and 2009, we owed $-0- and $21,250, respectively, and is included in accounts payable - related party.

e)      On April 26, 2010, we entered into a consulting agreement with a related individual to perform the duties of Vice President – Pipeline Coating Sales. The terms of the consulting agreement are $6,000 per month payable in consulting fees, with increases payable with the attaining certain milestones of performance, and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until March 31, 2013. The consultant was also granted 400,000 stock options with an exercise price of $0.60 per share, they will vest equally over 3 years, beginning April 26, 2011 and continuing on the anniversary date of signing (see Note 11). We also agreed to pay the consultant $100,000 in cash and 150,000 shares of our common stock (see Note 7) as a signing bonus payable at the time of signing. For the year ended May 31, 2010 and 2009, we expensed $196,000 and -0-, respectively, in connection with this contract and are included in consulting fees – related parties. As of May 31, 2010 and 2009, we owed $108,314 and $-0-, respectively, and is included in accounts payable - related party. This same individual also owns the two parties that we have notes receivable due from, as noted below in Notes receivable “a”. We believe that this individual may assign the notes to be applied against the signing bonus we owe him, which will reduce the accounts payable – related party accordingly. Since we have an executed employment agreement and we may apply the amounts of $50,000 plus interest of $1,382 towards the signing bonus and all parties expect to resolve this in fiscal year 2011. We believe our most conservative presentation is to show the Notes Receivable total of $51,382 applied against the Accounts payable balance of $108,314, for a net amount owed of $56,932, as of May 31, 2010.

f)       On April 30, 2010, we entered into a consulting agreement with a related individual to perform the duties of Vice President – Business Development and a Director of the Company. The terms of the consulting agreement are $10,000 per month payable in consulting fees, and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until April 30, 2012. The consultant was also granted 250,000 stock options with an exercise price of $1.30 per share, they will vest equally over 3 years, beginning April 30, 2011 and continuing on the anniversary date of signing (see Note 11). We also agreed to pay the consultant 100,000 shares of our common stock (see Note 7) as a signing bonus payable at the time of signing. For the year ended May 31, 2010 and 2009, we expensed $110,000 and $-0-, respectively, in connection with this contract and are included in consulting fees – related parties. As of May 31, 2010 and 2009, we owed $10,000 and $-0-, respectively, and is included in accounts payable - related party.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 8 – Related Party Transactions– continued

Notes receivable

a)      On March 1, 2010 a loan of $25,000 paying 10% interest per annum payable by February 26, 2011 was provided to a company owned by a related party. Interest shall be payable quarterly or as mutually agreed on. Accordingly we have recorded interest income of $861 on this note. Additionally on April 21, 2010 a loan of $25,000 paying 10% interest per annum payable by April 16, 2011 was provided to a second company owned by the same related party. Interest shall be payable quarterly or as mutually agreed on. Accordingly we have recorded interest income of $521 on this note. These amounts owed to us may be assigned to a related party of these two unrelated parties, and applied to their accounts payable once a final agreement is made (See note 8, Consulting Agreements, “e”).

b)      On April 29, 2010, we entered in to a noncollaterized note receivable with a related company to ours with some common ownership on an interest free basis, payable on demand. During the period ending May 31, 2010, we advanced $8,500 under this note receivable.

c)      On February 10, 2010, we entered in to a noncollaterized note receivable with a related company to ours with some common ownership on an interest free basis, payable on demand. During the period ending February 28, 2010, we advanced $40,491 under this note receivable.  Subsequent to this period ended, February 28, 2010, we also entered into a consulting agreement with the same related company for access to a group of experts to provide consulting services to us in the field of coatings for a payment $50,000. We also agreed to apply the amount owed by them to us against this amount and paid the balance in cash, as of May 31, 2010, this balance was paid in full.

Notes Payable

a)      During the year ending May 31, 2009, a company controlled by the chief executive officer of the Company advanced to the company $2,500 by way of a direct payment to one of the Company’s current accounts payable. A Promissory Note was issued in the amount of $2,500 by the Company to the aforementioned company. This was an interest free loan. During the year ending May 31, 2009 the Promissory Note of $2,500 was paid by an unrelated party directly to the note holder on behalf of the Company, making this balance zero.

b)      On September 22, 2008, $50,000 was advanced to Waste to Energy Group LLC as part of the payments due to Waste to Energy Group LLC in the Memorandum of Understanding between the two companies by a company controlled by the chief executive officer of the Company.  A Promissory Note in the amount of $50,000 was issued from the Company on September 22, 2008 paying 8% interest per annum. During the year ending May 31, 2009 $1,617 was paid by an unrelated party directly to the company controlled by the chief executive officer on behalf of the Company. During the year ended May 31, 2010, the same related party was assigned a note and accrued interest, as described in Note 9b, above. As of the year ended May 31, 2010 the total interest accrued on this Promissory Note issued by the Company was $4,702. Then the Note holder used the balance owed including the accrued interest and an amount from accounts payable to purchase units in our private placement closed on December 16, 2009, as further described in Note 8. Accordingly, as of May 31, 2010, the balance on this note is zero.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 9 – Loans Payable

As of May 31, 2010 and 2009, the loans payable balance consisting of:

	May 31,
Description	2010	2009
Uncollateralized demand note to an unrelated entity bearing no interest	$ -	$ 11,250
Uncollateralized demand note to an unrelated entity bearing no interest	-	35,000
Uncollateralized demand note to an unrelated Entity bearing 1% interest per annum Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	156 70,000	- 70,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	-	50,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	-	10,000
Uncollateralized demand note to an unrelated entity bearing no interest	-	19,975
	$ 70,156	$ 196,225

We also owed $11,380 and $7,665 in accrued interest for the above notes as of May 31, 2010 and 2009, respectively.

Note 10 – Commitments and Contingencies

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

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 10 – Commitments and Contingencies - continued

On March 15, 2010, we entered into a consulting agreement commencing March 15, 2010, with an unrelated individual to provide market research in connection with our coating products. The terms of the consulting agreement are $9,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until September 30, 2010. In addition, the consultant will also be granted 50,000 stock options, with an exercise price of $0.75 per share of common stock, and will expire five years from the date of the agreement (see Note 11).

Note 11 – Stock Based Compensation

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of our common stock. As of December 2009, we granted options to purchase 2,300,000 shares of common stock which were outstanding at an exercise price of $0.60 per share, and 7,700,000 shares remained available for future grant. The options will expire ten years from the grant date, and 300,000 options have an immediate vesting of one third, and the remaining two thirds vested over the next two years. The remaining 2,000,000 options will vest in equal one third parts on the anniversary of the option grant date. In March 2010, we granted 100,000 stock options to consultants at an exercise price of $0.75 per share, and in April 2010, we granted 750,000 stock options to related party consultants at an exercise price of $0.60 and $1.30. The options will expire ten years from the grant date, and 200,000 options have an immediate vesting of one third, and the remaining two thirds vested over the next two years. The remaining 650,000 options will vest in equal one third parts on the anniversary of the option grant date. After these grants there will be 6,850,000 available for future grant.

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

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 11 – Stock Based Compensation - continued

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

The value of employee and non-employee stock warrants granted during the year ended May 31, 2010 was estimated using the Black-Scholes model with the following assumptions:

	December 14, 2009	March 15, 2010	April 1, 2010	April 26, 2010
Expected volatility (based on historical volatility)	158.57%	200.15%	200.15%	200.15%
Expected dividends	0.00	0.00	0.00	0.00
Expected term in years	10	10	10	10
Risk-free rate	0.95%	0.95%	0.95%	0.95%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the year ended May 31, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at June 1, 2009	-	$-	-
Granted	3,150,000	0.64	2,041,966
Exercised	-	0.60	-
Forfeited or Expired	-	0.60	-
Balance at May 31, 2010	3,150,000	$0.60	2,041,966
Exercisable at May 31, 2010	166,660	$0.61	59,298
Weighted average fair value of options granted during the year		$0.64

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 11 – Stock Based Compensation - continued

The following table summarizes information about employee stock options under the 2009 Plan outstanding at May 31, 2010:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at May 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at May 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.60	2,500,000	10.00 Years	$0.59	$1,490,791	166,660	$0.61	$102,562
$0.75	400,000	10.00 Years	$0.55	$223,657	-0-	$0.00	$-0-
$1.30	250,000	10.00 Years	$1.29	$324,519	-0-	$0.00	$-0-
	3,150,000	10.00 Years	$0.64	$2,038,967	166,660	$0.61	$102,562

On December 14, 2009, the board of directors granted to a consultants 2,300,000 stock options with an exercise price of $0.60 per share. The options will expire ten years from the grant date, and 300,000 options will have an immediate vesting of 33.33%, and the remaining 66.67% cliff vest at 33.33% on each grant date anniversary over the next two years. The remaining 2,000,000 options will vest in equal one third parts on the anniversary of the options grant date. In March 2010, we granted 100,000 stock options to consultants at an exercise price of $0.75 per share, and in April 2010, we granted 750,000 stock options to related party consultants at an exercise price of $0.60 and $1.30. The options will expire ten years from the grant date, and 200,000 options have an immediate vesting of one third, and the remaining two thirds vested over the next two years. The remaining 650,000 options will vest in equal one third parts on the anniversary of the option grant date.

The total value of employee and non-employee stock options granted during the year ended May 31, 2010, was $2,038,967. During year ended May 31, 2010 the Company recorded $313,313 in stock-based compensation expense relating to stock option grants.

At May 31, 2010 there was $1,725,654 of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro rata through April 29, 2013.

Note 12 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period of inception to the year ended May 31, 2010, of $2,018,132, and a working capital deficit of $205,399.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 13 – Income Taxes

The net operating loss carryforward is the only component of deferred tax assets for income tax purposes as of May 31, 2010, of approximately $1,817,542 which was reduced to zero after considering the valuation allowance of $1,817,542, since there is no assurance of future taxable income.

The net operating loss carryforward as of May 31, 2010 expires as follows:

Expiring Year	Amount
2027	$ 28,079
2028	28,993
2029	349,313
2030	1,411,157
Total	$ 1,817,542

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.

The following is an analysis of deferred tax assets as of May 31, 2010:

	Deferred	Valuation
	Tax Assets	Allowance	Balance
Deferred tax assets at May 31, 2009	$ 60,958	$ (60,958)	$ -0-
Additions for the year	211,674	(211,674)	-0-
Deferred tax assets at May 31, 2010	$ 272,631	$ (272,631)	$ -0-

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended May 31:

	2010	2009
Expected income tax (benefit) at
Federal statutory tax rate -15%	$ (241,005)	$ (53,154)
Permanent differences	29,331	757
Valuation allowance	211,674	52,397
	________	________
Income tax expense	$ - 0 -	$ - 0 -

We currently have three years of tax returns that are subject to examination, based on their filing dates by taxing authorities. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 14 – Recent Accounting Pronouncements

We have examined all recent accounting pronouncements and believe that none of them will have an material impact on the financial statements of our company.

Note 15 – Impairment of WTE LLC Acquisition

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

Note 16 – Subsequent Events

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements except as follows.

•         On June 29, 2010, the Company entered into a Share Purchase Agreement with Kennametal, Inc., as amended, to acquire an equity interest in MesoCoat’s parent company, Powdermet.

•         On July 31, 2010, the Company granted 200,000 options to an officer and director with an exercise price of $0.65 per share which expire July 31, 2020 and vest in equal increments over three years beginning July 31, 2011.

•         On October 18, 2010 the Company granted 1,225,000 options to six individuals, a director and a related consultant with an exercise price of $0.65 per share, which expire on October 18, 2020, and vest in equal increments over three years beginning on October 18, 2011.

•         On November 1, 2010, the Company issued 60,000 shares of its common stock to a consultant for services rendered.

•         On December 10, 2010, the Company issued 3,000,000 shares to one individual and three entities for cash at $0.75 a share.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                                       ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets.
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors.
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

  Lack of an independent audit committee due to an absence of outside directors; and
  Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our executive officers in connection with the review of our financial statements as of May 31, 2010. Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of an independent audit committee, and ineffective controls over period end financial disclosure and reporting processes could result in a material misstatement in our financial statements in future periods.

The Company intends to, as capital resources allow, remedy its material weaknesses by:

  Forming an audit committee made up of independent directors that will oversee management; and
  Engaging effective accounting assistance to support in the maintenance of effective controls over period end financial disclosure and reporting processes.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as management's report is not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

During the period ended May 31, 2010, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting except for that change in connection with the inadequate segregation of duties consistent with internal control objectives.  On December 11, 2009 the Company appointed an individual to serve as chief financial officer and principal accounting officer thereby bifurcating executive duties.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers:

Name	Age	Year Appointed	Position(s) and Office(s)
Robert H. Miller	57	2009	President, chief executive officer, and director
Costas Takkas	52	2010	Chief financial officer and principal accounting officer
Hermann Buschor	74	2010	Director
James S. B. Chew	49	2010	Director
Andrew J. Sherman	47	2010	Director

Business Experience

The following is a brief account of the education and business experience of our director and executive officer during at least the past five years, indicating her business experience, principal occupation during the period, and the name and principal business of the organization by which she was employed.

Robert H. Miller was appointed as a member of the board of directors and as the Company’s chief executive officer on December 8, 2009.

Since June of 2009 Mr. Miller has served as an officer and director of Sonnen Corporation. Sonnen is involved in the research and development of a novel process for energy generation consisting of specific materials and proprietary material combinations. He has served from 2007 as a director of LifeSpan BioSciences, Inc., a provider of reagents and services for proteomics and pathology. LifeSpan's catalogue of antibodies is used for research applications including immunoblotting, immunohistochemistry, immunofluorescence, and fluorescence-activated cell sorting. Mr. Miller is also a consultant to Prosper Financial, Inc., a management company that provides financial and corporate consulting services to start-up companies. Mr. Miller's prior experience includes being (i) the founder and chairman of Crystallex International Corporation, a Canadian based gold producer, (ii) a director and financier of ZMAX Corporation, a "y2k" company, (iii) the founder and director of Nanovation Technologies Inc, a developer of fiber-optic products, and (iv) the principle financier and consultant to Asiamerica Equities Inc., a merchant bank that was based in Hong Kong.

Mr. Miller is not currently a director in any other reporting companies.

Costas Takkas was appointed as the Company’s chief financial officer and principal accounting officer on August 20, 2010

Mr. Takkas, a practicing Chartered Accountant, brings to the Company over 25 years of financial experience and expertise. He has acted as a director and officer of numerous development-stage public companies involved with projects in the technology, mining, construction, gaming, drug development and medical equipment industries. Mr. Takkas currently serves as a director of Sonnen Corporation, a development stage public company involved in research and development into alternative fuel cells and related technologies. Mr. Takkas is not a director of any reporting corporations other than the Company and Sonnen Corporation

Mr. Takkas is not currently a director in any other reporting companies.

Mr. Takkas is a member of the Institute of Chartered Accountants in England & Wales (ACA) and graduated with a B.Sc. (Honors) in Physics and an Associate Royal College of Science (ARCS) from the Imperial College of Science and Technology, University of London, in 1978.

Hermann Buschor was appointed as a member of the board of directors on April 30, 2010 and is the Company’s Vice-President of Business Development.

Mr. Buschor has over 35 years of international business development experience in the oil and gas pipeline industry and related coating applications. From February 2007 until the present Mr. Buschor has worked as director of marketing for Socotherm-LaBarge LLC, a company that provides coatings and insulation for deepwater pipelines and onshore gas transmission lines. From 1999 until 2006 he worked as a sales manager for Tenaris Global Services (USA) Corp., a company that supplies pipelines for deepwater projects. Experienced in the global marketplace, Mr. Buschor’s career has taken him around the world. He has worked with the worlds leading oil and gas companies in Russia, Indonesia, Malaysia, Europe, Africa, South America, and throughout United States and Canada.

Mr. Buschor is not currently a director in any reporting companies.

Mr. Buschor is a graduate of Zurich Trade School, Switzerland, and has studied Financial Analysis and Marketing at New York University.

James S. B. Chew was appointed as a member of the board of directors on August 20, 2010.

Prior to joining the Company Mr. Chew served as the Vice President of SAIC’s (NYSE: SAI) Space Systems Development Division. His responsibilities with SAIC included leadership of a 146 person, $50M/year, operation that is developing and demonstrating hardware and capabilities for DoD Space Operations. He is also currently Vice President of Business Development at MesoCoat. Mr. Chew has twenty-eight years of experience in the aerospace, automotive, and education fields. Prior to joining SAIC, he served as a propulsion engineer for Boeing Aerospace Company, senior engineer for SPARTA, program manager for U.S. Air Force Rocket Propulsion Lab, Director of Rocket Propulsion Technology Plans and Programs for the U.S. Air Force’s Phillips Laboratory, Assistant Staff Specialist for Weapons Technology for the U.S. Office of the Secretary of Defense, and the Deputy Director of Air and Surface Weapons Technology for the U.S. Office of Naval Research. Mr. Chew also served as Exide Technologies’ (Nasdaq:XIDE)Vice President for its Military and Specialty Global Business Unit, Chrysler Corporation’s Product Marketing Consultant for its Dodge Division, QWIP Technologies’ Chief Operating Officer, General Motor’s American Tuner Program Manager, T/J Technologies’ Chief Operating Officer, and ATK’s (NYSE: ATK) Vice President of Science and Technology.

Mr. Chew is not currently a director in any other reporting companies.

Mr. Chew earned his Bachelor of Science degree in Mechanical Engineering from the California State Polytechnic University, Pomona and a Master of Science degree in Systems Management from the University of Southern California. Mr. Chew is also a graduate of the Stanford Executive Engineering Program and the Defense Systems Management College Advanced Program Management Program. He is a DoD Level 3 certified acquisition professional and a DoD Level 3 System, Planning, Development, Research and Engineering professional.

Andrew J. Sherman was appointed as a member of the board of directors on August 20, 2010.

Mr. Sherman has been in the nano engineered coatings field for 25 years and has built a number of businesses as a serial entrepreneur. He serves as CEO for both MesoCoat and Powdermet. Prior to founding Powdermet, Mr. Sherman was Chief Metallurgist and New Business Development Manager for Ultramet, Inc., a leading Chemical Vapor Deposition (CVD) company, in Pacoima, California, where his technical and business developments resulted in a 10-fold growth in company revenues and the creation of three spinouts (including a $100M plus exit). Mr. Sherman’s developments have been the basis for the formation of eight successful companies to date. Mr. Sherman was appointed to the United States Department of Energy’s Hydrogen Safety Panel and has served on the review panel since 2006.  Panel duties include interfacing with codes and standards, accident investigations, site reviews, H2 (hydrogen) project reviews, and H2 information and training, education, and best practices development.

Mr. Sherman is not currently a director in any reporting companies.

Mr. Sherman received an M.Sc. and B.Sc. in Ceramic Engineering and a B.Sc. in Chemical Engineering from Ohio State University. He has also authored more than 95 papers and presentations on ceramics, metallurgy and composite powder coatings and was recognized with the 2000 R&D 100 award for his patented nano powder production and is a 2009 Ernst and Young entrepreneur of the year finalist.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Commission, and forward copies of such filings to us. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are not aware of any persons who, during the period ended May 31, 2010, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934

Code of Ethics

The Company has not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company expects to adopt a Code of Ethics in the next twelve months.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee. We intend to establish an audit committee within the next twelve months.

The board of directors has not established a compensation committee because the board has determined that the board, consisting of four individuals, can efficiently and effectively fulfill this function by using a variety of methods for the consideration of executive officer and director compensation. Nonetheless, the board may re-evaluate its position and establish a compensation committee within the next twelve months and at such time the compensation committee will develop a charter.

The board of directors has not yet established a nominating committee because the board has determined that the board, consisting of four individuals, can efficiently and effectively fulfill this function by using a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by the Company’s stockholders. Stockholders who desire to recommend candidates for evaluation may do so by contacting the Company in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the board of directors through current members of the board of directors, professional search firms and other persons. In evaluating potential candidates, the board takes into account a number of factors, including among others, the following:

•                     independence from management;

•                     whether the candidate has relevant business experience;

•                     judgment, skill, integrity and reputation;

•                     existing commitments to other businesses;

•                     corporate governance background;

•                     financial and accounting background, to enable the board of directors to determine whether the candidate would be suitable for audit committee membership; and

•                     the size and composition of the board.

Nonetheless, the board may re-evaluate its position and establish a nominating committee within the next twelve months and at such time the nominating committee will develop a charter.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our executive officer and director.

Director Compensation

Directors currently are reimbursed for out-of-pocket costs incurred in attending meetings though we have no formal plan for compensating them for their services as directors. Nonetheless, during the year ended May 31, 2010, the Company compensated its directors for services rendered by granting stock options to purchase common shares pursuant to our 2009 Stock Option Plan.

Our chief executive officer who also serves as a director received compensation of $7,500 per month pursuant to a consulting agreement. Our former chief executive officer who also served as a director received compensation at $5,000 per month through a company controlled by her pursuant to a consulting agreement. Our former chief financial officer and former director received compensation at $6,000 per month pursuant to a consulting agreement.

The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any such compensation for his or her services as a director, including committee participation and/or special assignments.

We may offer all directors additional compensation in the future.

Summary Compensation

The following table provides summary information for the fiscal year ended May 31, 2010 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Director Compensation Table
Name (1)	Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Miller(2)	$45,000	$0	$0	$0	$0	$0	$45,000
Hermann Buschor(3)	$0	$0	$324,519	$0	$0	$0	$324,519
David Greenbaum(4)	$36,000	$0	$118,607	$0	$0	$0	$154,607
Maria C. Maz(5)	$30,000	$0	$593,037	$0	$0	$0	$623,037

(1)    James S. B. Chew and Andrew Sherman were appointed as directors subsequent to the period on August 20, 2010. Mr. Sherman was granted 1,000,000 options during the year ended May 31, 2010 valued at $593,037.

(2)    Mr. Miller as appointed as chief executive officer and director on December 8, 2009. Mr. Miller is considered the beneficial owner of the option awards under the name of Maria C. Maz who is Mr. Miller’s spouse.

(3)    Mr. Buschor was appointed as director on April 30, 2010.

(4)    Mr. Greenbaum was appointed as chief financial officer and principal accounting officer on December 11, 2009, was appointed as director on May 28, 2010, and he resigned on such positions on August 20, 2010.

(5)    Ms. Maz as appointed as chief executive officer, chief financial officer, principal accounting officer, and director on August 27, 2008, resigned as chief executive officer on December 7, 2009, resigned as chief financial officer and principal accounting officer on December 11, 2009, and resigned as director on May 28, 2010.  Ms. Maz is paid pursuant to two consulting contracts through a company owned by Ms. Maz.

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our executive officers. The Company’s salaries and stock option awards are designed to retain the services of our executive officers. Salary and stock option awards are currently the only type of compensation used in our compensation program. We use these forms of compensation because we feel that they are adequate to retain and motivate our executive officers. The amount we deem appropriate to compensate our executive officers is determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

For the year ended May 31, 2010, $716, 537 was paid in salary and stock option awards to retain executive officers. For the year ended May 31, 2009, $60,000 was paid in salary to retain executive officers. For the year ended May 31, 2008, no amounts paid to executive officers.

During the annual period ended May 31, 2010, our chief executive officer received compensation of $7,500 per month pursuant to a consulting agreement and a company controlled by a former chief executive officer received option awards valued at $593,037; these option awards are considered beneficially owned by our current chief executive officer. Since the Company had limited operations during the annual periods ended May 31, 2009, and 2008, little compensation was paid to retain the services of our former executive officers. During 2009, our former chief executive officer received compensation at $5,000 per month through a company controlled by her pursuant to a consulting agreement, which she continued to earn until resigning in December 2009. Effective December 1, 2009, our former chief financial officer received compensation at $6,000 per month pursuant to a consulting agreement.

Summary Compensation

The following table provides summary information for the fiscal years ended May 31, 2010, 2009, and 2008 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Executive Compensation Table
Name and Principal Position	Year (ended May 31)	Annual Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Miller: CEO, director(1)	2010	$45,000	$0	$0	$0	$0	$0	$0	$45,000
Costa Takkas: CFO, PAO(2)	2010	$0	$0	$0	$0	$0	$0	$0	$0
David Greenbaum: former CFO, director (3)	2010	$36,000	$0	$0	$118,607	$0	$0	$0	$154,607
Maria C. Maz: former CEO, CFO, director (4)	2010 2009	$42,500(5) $60,000(5)	$0 $0	$0 $0	$593,037(5) $0	$0 $0	$0 $0	$0 $0	$635,537 $60,000
Hermann Buschor: director, VP Bus. Devel.	2010	$10,000	$0	$100,000	$324,519	$0	$0	$500	$435,019
Andrew J. Sherman: consultant (6)	2010	$0	$0	$0	$593,037	$0	$0	$0	$593,037
Carol Laws: consultant	2010	$20,000	$0	$0	$99,231	$0	$0	$0	$119,231
John Neukirchen: VP Pipeline Coating Sales	2010	$6,000	$0	$90,000	$223,657	$0	$0	$101,000	$420,657

(1)    Mr. Miller as appointed as chief executive officer and director on December 8, 2009. Mr. Miller is considered the beneficial owner of the option awards under the name of Maria C. Maz who is Mr. Miller’s spouse.

(2)    Mr. Takkas was appointed as chief financial officer and principal accounting officer on August 20, 2010, subsequent to our fiscal year 2010.

(3)    Mr. Greenbaum was appointed as chief financial officer and principal accounting officer on December 11, 2009, was appointed as director on May 28, 2010, and he resigned on such positions on August 20, 2010.

(4)    Ms. Maz as appointed as chief executive officer, chief financial officer, principal accounting officer, and director on August 27, 2008, resigned as chief executive officer on December 7, 2009, resigned as chief financial officer and principal accounting officer on December 11, 2009, and resigned as director on May 28, 2010. Approximately $12,500 of the annual salary amount was incurred and the whole option awards amount was granted following Ms. Maz’s resignation as executive officer pursuant to a consulting agreement.

(5)    Ms. Maz is paid as a consultant through a company owned by Ms. Maz.

(6)    Andrew J. Sherman weas appointed as directors subsequent to the period on August 20, 2010.

Outstanding Equity Awards

The following table provides summary information for the period ended May 31, 2010 concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Robert H. Miller(1) (2)	0	1,000,000	-	0.60	December 11, 2019	-	-	-	-
Andrew J. Sherman(2)	0	1,000,000	-	0.60	December 11, 2019	-	-	-	-
David Greenbaum(3)	66,666	133,334	-	0.60	December 11, 2019	-	-	-	-
Carol Laws(3)	33,333	66,667	-	0.60	December 11, 2019	-	-	-	-
Carol Laws	0	100,000	-	0.60	April 21, 2020	-	-	-	-
John Neukirchen	0	400,000	-	0.60	April 26, 2020	-	-	-	-
Hermann Buschor	0	250,000	-	1.30	April 29, 2020	-	-	-	-

(1)     Mr. Miller is the indirect, beneficial owner of these options. Additionally, subsequent to the year ended May 31, 2010, Mr. Miller became the indirect owner of 500,000 additional options to purchase common stock at $0.65 per share before October 19, 2020, one third of which vest each year beginning on October 19, 2011.

(2)     Subsequent to the period one third of these options became exercisable.

(3)     Subsequent to the period an additional third of these options became exercisable.

*     Subsequent to the period: Mr. Takkas was granted 200,000 options that vest in equal increments over three years to purchase shares of common stock at $0.65 per share on or before July 31, 2020; Mr. Chew was granted was granted 200,000 options that vest in equal increments over three years to purchase shares of common stock at $0.65 per share on or before October 19, 2020.

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of our common stock. As of December 16, 2010, we granted options to purchase 4,575,000 shares of common stock which were outstanding at exercise prices of $0.60, $0.65, $0.75 and $1.30 per share, which options vest over three years in equal increments. At December 16, 2010, 5,425,000 options remained available for future grant

Our board of directors administers our Plan, however, they may delegate this authority to a committee formed to perform the administration function of the Plan. The board of directors or a committee of the board has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award. Our board of directors may amend or modify Plan at any time. However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

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

Options/SAR Exercise

None of our directors, executive officers, or former directors or executive officers were issued any stock options or stock appreciation rights during the during the period from June 27, 2006 (inception) until the year ending May 31, 2010, and none of them holds unexercised stock options held as of such date.

Long Term Incentive Plan Awards.

We have no long-term incentive plans.

Termination of Employment and Change in Control Arrangements

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to any executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officers’ responsibilities following a change in control.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                                                MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 58,175,000 shares of common stock issued and outstanding as of December 20, 2010 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Ownership	Amount and nature of Beneficial Ownership[1]	Percent of Class
Common Stock	Robert H. Miller 4801 Alhambra Circle Coral Gables, Florida 33146	23,000,000[2]	39.5%
Common Stock	Costas Takkas 105 Marbel Drive P.O. Box 1436 GT Grand Cayman, Cayman Islands British West Indies	0[3]	0%
Common Stock	Hermann Buschor 1920 Stoney Brook Drive Houston, Texas 77063	100,000[4]	0.2%
Common Stock	Andrew J. Sherman 9181 Boyer Lane Kirtland Hills, Ohio 44060	0[5]	0%
Common Stock	James S.B. Chew 1 Vinewood Lane Landera Ranch, California 92694	0[6]	0%
Common Stock	All Executive Officers and Directors as a Group	23,100,000	39.7%

Common Stock	Maria Maz 4801 Alhambra Circle Coral Gables, Florida 33146	23,000,000[7]	39.5%
Common Stock	Thomas and Mario Miller Family Irrevocable Trust u/a/d 12/01/2009	5,250,000	9.0%

(1)     Beneficial ownership is determined in accordance with Commission rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

(2)     Mr. Miller is a beneficial owner of 17,750,000 shares held by Ms. Maria Maz, to whom Mr. Miller is married, and the beneficial owner of 5,250,000 shares held by the Thomas and Mario Miller Family Irrevocable Trust u/a/d 12/01/2009, which trust’s beneficiaries are Mr. Miller’s children. See footnote 7, below, for more details.

(3)     Mr. Takkas was granted 200,000 options that vest in equal increments over three years to purchase shares of common stock at $0.65 per share on or before July 31, 2020.

(4)     Mr. Sherman was granted 1,000,000 options that vest in equal increments over three years to purchase shares of common stock at $0.60 per share on or before December 13, 2020.

(5)     Mr. Buschor was granted 250,000 options that vest in equal increments over three years to purchase shares of common stock at $1.30 per share on or before April 29, 2020.

(6)     Mr. Chew was granted was granted 200,000 options that vest in equal increments over three years to purchase shares of common stock at $0.65 per share on or before October 19, 2020.

(7)     Ms. Maz directly owns 17,750,000 shares and indirectly owns 5,250,000 shares held by the Thomas and Mario Miller Family Irrevocable Trust u/a/d 12/01/2009, which trust’s beneficiaries are Ms. Maz’s children.  In addition, Ms. Maz is the beneficial owner of 260,000 warrants owned by Prosper Financial Inc. (“Prosper”), exercisable into 130,000 shares of common stock at $0.75 per share at any time until December 8, 2011. Ms. Maz is the indirect owner of 1,000,000 options, owned by Prosper, to purchase common stock at $0.60 per share before December 14, 2019, one third of which vests each year beginning on December 14, 2010. Ms. Maz is the indirect owner of 500,000 options, owned by Prosper, to purchase common stock at $0.65 per share before October 19, 2020, one third of which vest each year beginning on October 19, 2011.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND                                                 DIRECTOR INDEPENDENCE

Neither our director or executive officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us, except as follows.

During the year ending May 31, 2009 we entered into a consulting agreement commencing September 2, 2008 with a company controlled by Maria C. Maz, our former chief executive officer and spouse of our current chief executive officer. The terms of the consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties.

On December 1, 2009 we entered into a consulting agreement commencing December 1, 2009 with Ms. Maz to provide business consulting. The terms of the consulting agreement included $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and was effective until December 1, 2010. The consultant was also granted 1,000,000 stock options with an exercise price of $0.60 per share which will vest equally over 3 years.

On December 1, 2009 we entered into a consulting agreement with Robert H. Miller to perform the duties of Chief Executive Officer. The terms of the consulting agreement included $7,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and was in effect until December 1, 2010.

On December 1, 2009 we entered into a consulting agreement with David Greenbaum to perform the duties of Chief Financial Officer. The terms of the consulting agreement included $6,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and was to be in effect until December 1, 2010. The consultant was also granted 200,000 stock options with an exercise price of $0.60 per share, they were to vest equally over three years and the first third was vested upon signing. This consulting agreement terminated on August 20, 2010.

On March 1, 2010 a loan of $25,000 paying 10% interest per annum payable by February 26, 2011 was provided to a company owned by a related party. Interest shall be payable quarterly or as mutually agreed on. Accordingly we have recorded interest income of $861 on this note. Additionally on April 21, 2010 a loan of $25,000 paying 10% interest per annum payable by April 16, 2011 was provided to a second company owned by the same related party. Interest shall be payable quarterly or as mutually agreed on. Accordingly we have recorded interest income of $521 on this note. These amounts owed to us may be assigned to a related party of these two unrelated parties, and applied to their accounts payable once a final agreement is made (See note 10).

On April 29, 2010, we entered in to a noncollaterized note receivable with a related company to ours with some common ownership on an interest free basis, payable on demand. During the period ending May 31, 2010, we advanced $8,500 under this note receivable.

On February 10, 2010, we entered in to a noncollaterized note receivable with a related company to ours with some common ownership on an interest free basis, payable on demand. During the period ending February 28, 2010, we advanced $40,491 under this note receivable.  Subsequent to this period ended, February 28, 2010, we also entered into a consulting agreement with the same related company for access to a group of experts to provide consulting services to us in the field of coatings for a payment $50,000. We also agreed to apply the amount owed by them to us against this amount and paid the balance in cash, as of May 31, 2010 this balance was paid in full.

During the year ending May 31, 2009, a company controlled by the chief executive officer of the Company advanced to the company $2,500 by way of a direct payment to one of the Company’s current accounts payable. A Promissory Note was issued in the amount of $2,500 by the Company to the aforementioned company. This was an interest free loan. During the year ending May 31, 2009 the Promissory Note of $2,500 was paid by an unrelated party directly to the note holder on behalf of the Company, making this balance zero.

Director Independence

Our common stock is quoted on the Pink Sheets electronic quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a) (15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we had no independent directors as of May 31, 2010.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees that are billed to us by our auditors for professional services rendered for the past two fiscal years:

Fee Category	Fiscal 2010 Fees ($)	Fiscal 2009 Fees ($)
Audit Fees	14,625	11,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Seale & Beers CPAs in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to us by Seale & Beers CPAs, as detailed above, were pre-approved by our board of directors. Seale & Beer CPAs performed all work only with their permanent full time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under Item 8. Financial Statements and Supplementary Data, pages   F-1 through F-24, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended May 31, 2010 and 2009:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 43 of this Form 10-K, and are incorporated herein by this reference.

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

Abakan Inc.	Date
/s/ Robert H. Miller By: Robert H. Miller Its: President, Chief Executive Officer and Director	December 20, 2010
/s/ Costas Takkas By: Costas Takkas Its: Chief Financial Officer and Principal Accounting Officer	December 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Robert H. Miller Robert H. Miller President, Chief Executive Officer and Director	December 20, 2010
/s/ Hermann Buschor Hermann Buschor Director	December 21, 2010
/s/ Andrew J. Sherman Andrew J. Sherman Director	December 21, 2010
/s/ James S. B. Chew James S.B. Chew Director	December 21, 2010

INDEX TO EXHIBITS

Exhibit No.      Exhibit Description

3(i)                          Certificate of Incorporation of the Company, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

3(ii)                         Bylaws of the Company, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

10(i)                                        Certificate of Change (Pursuant to NRS 78.209), incorporated hereto by reference to the Form 8-K, filed with the Commission on September 9, 2008.

10(ii)                      Articles of Merger (Pursuant to NRS 92A.200), incorporated hereto by reference to the Form 8-K, filed with the Commission on September 9, 2008.

10(iii)                     Memorandum of Understanding, incorporated hereto by reference to the Form 8-K, filed with the Commission on September 9, 2008.

10(iv)                     Share Purchase Agreement, incorporated hereto by reference to the Schedule 13-D, filed with the Commission on September 29, 2008.

10(v)                      Share Purchase Agreement, incorporated hereto by reference to the Schedule 13-D, filed with the Commission on September 29, 2008.

10(vi)                     Articles of Merger dated November 9, 2009, incorporated hereto by reference to the Form 8-K filed with the Commission on December 9, 2009.

10(vii)                    Agreement and Plan of Merger dated November 9, 2009, incorporated hereto by reference to the Form 8-K filed with the Commission on December 9, 2009.

10(viii)                   Consulting agreement dated December 1, 2009, between the Company and Mr. Greenbaum, incorporated hereto by reference to the Form 8-K filed with the Commission on May 28, 2010.

10(ix)                     Investment Agreement dated December 9, 2010, between the Company, MesoCoat and Powdermet, incorporated hereto by reference to the Form 8-K filed with the Commission on December 17, 2009.

10(x)                                      Agreement dated April 30, 2010 between the Company and Mr. Buschor, incorporated hereto by reference to the Form 8-K filed with the Commission on May 11, 2010.

10(xi)                     Stock Purchase Agreement dated June 29, 2010 between the Company and Kennametal, incorporated hereto by reference to the Form 8-K filed with the Commission on September 15, 2010.

10(xii)                    Employment agreement dated August 20, 2010, between the Company and Mr. Takkas, incorporated hereto by reference to the Form 8-K filed with the Commission on August 26, 2010.

10(xiii)                   Amendment No. 1 to Stock Purchase Agreement dated September 7, 2010, incorporated hereto by reference to the Form 8-K filed with the Commission on September 15, 2010.

21                           Subsidiaries of the Company, attached hereto.

31(i)                       Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto.

31(ii)                      Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto.

32(i)                       Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto.

32(ii)                      Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto.