Form 10-Q
period 2010-08-31
ABAKAN, INC
filed 2011-01-10
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2010.

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

   N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☑   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the

registrant was required to submit and post such files). Yes ☐   No ☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at January 7, 2011, was 58,175,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

2

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

Abakan Inc.

(Formerly known as Waste to Energy Group Inc)

(A Development Stage Enterprise)

Condensed Balance Sheets

	August 31,	May 31,
	2010	2010
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 214,433	$ 40,564
Note receivable - related party (Note 10)	4,500	8,500
Prepaid expenses (Note 5)	25,000	25,151
Prepaid expenses - related party (Note 6)	2,206	14,153
Total Current Assets	246,139	88,368

Non-Current Assets
Computer equipment, net (Note 4)	2,940	2,526
Website, net (Note 4)	2,625	3,500
Investment in Minority Interest – MesoCoat, Inc. (Note 7)	1,086,350	1,208,365
	1,091,915	1,214,391

Total Assets	$ 1,338,054	$ 1,302,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accruals	$ 64,034	$ 72,899
Accounts payable - related parties	102,989	72,071
Loans Payable (Note 8)	530,925	70,156
Accrued interest – loans payable (Note 8)	15,386	11,380
Accrued Liabilities	91,818	67,261
Total Current Liabilities	805,151	293,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9)

Preferred Stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 2,500,000,000 shares
authorized, 55,115,000 issued and outstanding - May 31, 2010,
50,265,000 issued and outstanding - May 31, 2009	5,511	5,511
Paid in capital	3,187,337	3,018,313
Subscription receivable	(1,750)	(1,750)
Contributed Capital	5,050	5,050
Accumulated deficit during the development stage	(2,663,245)	(2,018,132)

Total Stockholders' Equity	532,903	1,008,992

Total Liabilities and Stockholders' Equity	$ 1,338,054	$ 1,302,759

See accompanying notes to financial statements.

Abakan Inc.

(Formerly known as Waste to Energy Group Inc.)

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

			Cumulative
			amounts from
			development
			stage activities
	For the three months ended		June 27, 2006
	August 31,		(Inception) to
	2010	2009	August 31, 2010

REVENUES	$ -	$ -	$ 1,596

EXPENSES
General and administrative
General and Administrative	29,458	816	135,862
Professional Fees	58,891	14,059	209,445
Professional Fees - Related party	15,000	-	60,000
Consulting	105,045	30,000	347,015
Consulting - Related party	116,600	-	656,100
Payroll and benefits expense	24,557	-	90,818
Depreciation	1,378	2,455	24,814
Impairment of Asset	-	-	180,000
Stock Expense on note Conversion	-	-	142,370
Stock options Expense	169,024	-	482,337
Total expenses	519,953	47,331	2,328,761

Loss from operations	(519,953)	(47,331)	(2,327,165)

Interest Expense
Interest – Loans	4,006	2,990	20,634
Interest - Related Party	-	989	4,631
Total interest expense	4,006	3,979	25,265

Interest Income	861	-	2,865
Equity in MesoCoat, Inc. loss	(122,015)	-	(313,680)

Loss before provision for income taxes	(645,113)	(51,310)	(2,663,245)

Provision for income taxes	-	-	-

NET LOSS	$ (645,113)	$ (51,310)	$ (2,663,245)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	*

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	55,115,000	50,265,000

* = less than $(.01) per share

See accompanying notes to financial statements.

Abakan Inc.

(Formerly known as Waste to Energy Group Inc)

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

			Cumulative
			amounts from
			development
			Stage activities
	For the three months ended		June 27, 2006
	August 31,		(Inception) to
	2010	2009	August 31, 2010

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net (loss) from development stage activities	$ (645,113)	$ (51,310)	$ (2,663,245)
Adjustments to reconcile net loss to net
cash provided (used) by development stage activities:
Depreciation	1,378	2,455	24,814
Stock options expense	169,024	-	482,337
Stock expense from note conversion	-	-	142,370
Stock issued for services	-	-	190,000
Equity in MesoCoat, Inc. loss	122,015	-	313,680
Changes in operating assets and liabilities:
Accounts receivable - related party	4,000	-	(4,500)
Prepaid expenses	12,098	-	(27,206)
Accounts payable and accrued liabilities	15,692	1,245	227,061
Accounts payable - related parties	30,917	-	95,788
Accrued interest – related party	-	1,060	2,664
Accrued interest - loans payable	4,006	2,919	22,602
Waste to Energy Group LLC	-	-	180,000
Total adjustments	359,130	7,679	1,649,610
NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES	(285,983)	(43,631)	(1,013,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment and website	(917)	-	(30,379)
MesoCoat, Inc- minority interest	-	-	(1,400,030)
Waste to Energy Group LLC	-	-	(180,000)
NET CASH PROVIDED USED BY INVESTING ACTIVITIES	(917)	-	(1,610,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Common Stock	-	-	2,178,142
Loans payable	460,769	49,600	606,802
Loans payable - related party	-	-	48,483
Contributed capital	-	-	5,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	460,769	49,600	2,838,477

NET INCREASE IN CASH AND CASH EQUIVALENTS	173,869	5,969	214,433
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,564	15	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 214,433	$ 5,984	$ 214,433

Supplemental Disclosures:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -
Supplemental Non-cash Disclosures:
Notes and accounts payable converted to stock
Accounts payable - related party			$ (64,010)
Loans payable			(25,000)
Notes payable - related party			(99,515)
Accrued interest – related party			(9,724)
Common stock			200,000
Subscription receivable			(1,750)
			$ -

See accompanying notes to financial statements.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2010 and 2009

NOTE 1 – BUSINESS

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

In the Company’s current business plan we are investing in early stage companies. Since those firms are typically pre- commercialization, it is anticipated that each firm we decide to invest in will need successive rounds of funding to fund their research & development and their sales and marketing efforts.

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

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of August 31, 2010, and the results of its operations and cash flows for the three months ended August 31, 2010, have been made.  Operating results for the three months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ended May 31, 2011.

These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2010, thereto contained in the Company’s Form 10-K.

Development Stage Enterprise

At August 31, 2010, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

Reclassifications

Certain amounts in the period ended August 31, 2009 financial statements have been reclassified to conform to the current period ended August 31, 2010 presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates and assumptions.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period of inception to the period ended August 31, 2010, of $2,663,245, and a working capital deficit of $559,012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2010 and 2009

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

			08/31/10	08/31/09
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer Equipment	$ 9,379	$ 6,438	$ 2,940	$ 4,642
Website	$21,000	$18,375	$ 2,625	$8,750
Total	$30,379	$24,813	$ 5,566	$13,392

Depreciation and amortization expense was $1,378 and $2,455 for the years ended August 31, 2010 and 2009, respectively. On May 8, 2010, we purchased a computer for $916, and this will be depreciated according to our depreciation policy.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consisted of the following at August 31, 2010:

Name	Description	Amount
Haynes and Boone, LLP	Prepayment retainer for legal fees	25,000
	Total	$ 25,000

NOTE 6 – PREPAID EXPENSES – RELATED PARTY

Prepaid expenses – related party consisted of the following at August 31, 2010:

Name	Description	Amount
Prosper Financial	Advance payment for expenses	$2,206
	Total	$2,206

NOTE 7 - INVESTMENT IN NON-CONTROLLING INTEREST

MesoCoat, Inc.

MesoCoat, Inc. (“MesoCoat”) is an Ohio based nanotechnology materials science business in which the Company holds a thirty four percent (34%) equity interest with the option to acquire up to a seventy five percent (75%) interest.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2010 and 2009

NOTE 7 - INVESTMENT IN NON-CONTROLLING INTEREST - continued

We have analyzed our investment in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323), and concluded that our 34% minority interest investment does give us significant influence over MesoCoat’s business actions, board of directors, or its management, and therefore we will account for our investment using the Equity Method. We have analyzed our investment in accordance to ASC323 and have determined that no impairment of our investment is necessary at this time; because we believe our intention to exercise our future options to increase our investment represent level 2 indicators of fair value of our existing investment. In addition, we have reduced the amount of our investment by $122,015, which represent our equity in MesoCoat’s loss, for the period ended August 31, 2010.

Please see Note 13 – Subsequent Events for a discussion on how the planned purchase of ownership in Powdermet affects our investment in Mesocoat.

NOTE 8 – NOTES PAYABLE

As of August 31, 2010 and 2009, the loans payable balance consisted of:

	August 31,
Description	2010	2009
Uncollateralized demand note to an unrelated entity bearing no interest	$ -	$ 11,250
Uncollateralized demand note to an unrelated entity bearing no interest	-	35,000
Uncollateralized demand note to an unrelated Entity bearing 1% interest per annum Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	156 70,000	- 70,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	-	50,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	-	50,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	60,769	-
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	-	10,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	400,000	-
Uncollateralized demand note to an unrelated entity bearing no interest	-	19,975
	$ 530,925	$ 245,825

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2010 and 2009

NOTE 8 – NOTES PAYABLE - continued

We also owed $15,386 and $10,584 in accrued interest for the above notes as of August 31, 2010 and 2009, respectively.

NOTE 9 – STOCKHOLDERS' EQUITY

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

Common Stock Issuances and Warrants Granted

For the three months ended August 31, 2010 there were no share issuances.

A summary of the common stock warrants outstanding as of the period ended August 31, 2010 is presented below:

Number of Warrants
Balance at June 1, 2010	2,300,000
Granted	-
Exercised	-
Forfeited or Expired	-
Balance at August 31, 2010	2,300,000
Exercisable at August 31, 2010	2,300,000

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2010 and 2009

NOTE 10 – RELATED PARTY TRANSACTIONS

As of August 31, 2010 and 2009, we had balances totaling $102,989 and $81,233 outstanding in accounts payable - related party respectively. In addition to related party transactions mentioned elsewhere, we have the below agreements and transactions:

Consulting Agreements

a)      On June 1, 2010, we entered into a consulting agreement with a company controlled by the spouse of our chief executive officer. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and rental of office space $1,200, and will be in effect until June 1, 2011. For the period ended August 31, 2010 and 2009, we expensed $7,500 and $15,000, respectively, in connection with this contract and their previous contract and are included in consulting fees – related parties. As of August 31, 2010 and 2009, we owed $-0- and $20,529, respectively, and is included in accounts payable - related party.

b)      On August 20, 2010, we entered into a consulting agreement commencing August 1, 2010 with a related individual to perform duties as our chief financial officer. The terms of the consulting agreement are $8,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until July 31, 2012. The consultant was also granted 200,000 stock options with an exercise price of $0.65 per share; they will vest equally over 3 years (see Note 11). For the period ended August 31, 2010 and 2009, we expensed $8,000 and $-0-, respectively, in connection with this contract and are included in consulting fees – related parties. As of August 31, 2010 and 2009, we owed $7,900 and $-0-, respectively, and is included in accounts payable - related party.

Notes receivable

a)      On March 1, 2010 a loan of $25,000 paying 10% interest per annum payable by February 26, 2011 was provided to a company owned by a related party. Interest shall be payable quarterly or as mutually agreed on. Accordingly we have recorded interest income of $431 on this note. Additionally on April 21, 2010 a loan of $25,000 paying 10% interest per annum payable by April 16, 2011 was provided to a second company owned by the same related party. Interest shall be payable quarterly or as mutually agreed on. Accordingly we have recorded interest income of $461 on this note. These amounts owed to us may be assigned to a related party of these two unrelated parties, and applied to their accounts payable once a final agreement is made.

b)      On April 29, 2010, we entered in to a noncollaterized note receivable with a related company to ours with some common ownership on an interest free basis, payable on demand. During the period ended August 31, 2010, we repaid $4,000 cash on this note and have a balance remaining of $4,500.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2010 and 2009

NOTE 11 – STOCK – BASED COMPENSATION

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of our common stock. As of the year ended May 31, 2010 we had granted 3,150,000 options, as was previously disclosed. On August 20, 2010, we granted 200,000 stock options to our chief financial officer at an exercise price of $0.65 per share. The options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date. After these grants there will be 6,650,000 available for future grant.

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

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2010 and 2009

NOTE 11 – STOCK – BASED COMPENSATION - continued

The value of employee and non-employee stock warrants granted during the period ended August 31, 2010 was estimated using the Black-Scholes model with the following assumptions:

August 20, 2010
Expected volatility (based on historical volatility)	194.09%
Expected dividends	0.00
Expected term in years	10
Risk-free rate	0.95%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the period ended August 31, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at June 1, 2010	3,150,000	$0.60	$2,041,966
Granted	200,000	0.64	129,734
Exercised	-	0.60	-
Forfeited or Expired	(100,000)	0.39	(39,928)
Balance at August 31, 2010	3,250,000	$0.66	2,015,012
Exercisable at August 31, 2010	133,330	$0.66	89,254
Weighted average fair value of options granted during the year		$0.64

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2010 and 2009

NOTE 11 – STOCK BASED COMPENSATION - continued

The following table summarizes information about employee stock options under the 2009 Plan outstanding at August 31, 2010:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at August 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at August 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.60	2,400,000	10.00 Years	$0.60	$1,450,863	133,330	$0.66	$89,254
$0.65	200,000	10.00 Years	$0.64	$129,734	-0-	$0.61	$-0-
$0.75	400,000	10.00 Years	$0.55	$223,657	-0-	$0.00	$-0-
$1.30	250,000	10.00 Years	$1.29	$324,519	-0-	$0.00	$-0-
	3,250,000	10.00 Years	$0.65	$2,128,773	133,330	$0.66	$89,254

On August 20, 2010, the board of directors granted to our chief financial officer 200,000 stock options with an exercise price of $0.65 per share. The options will expire ten years from the grant date, and the options will vest in equal one third parts on the anniversary of the option grant date.

The total value of employee and non-employee stock options granted during the period ended August 31, 2010, was $129,734. During period ended August 31, 2010 the Company recorded $169,024 in stock-based compensation expense relating to stock option grants.

At August 31, 2010 there was $1,660,853 of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro rata through April 29, 2013.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of the Company.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2010 and 2009

NOTE 13– SUBSEQUENT EVENTS

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

•         On November 18, 2010 the Company granted 25,000 options to an individual consultant with an exercise price of $1.01 per share, which expire on November 18, 2020, and vest in equal increments over three years beginning November 18, 2011.

•         On December 10, 2010, the Company issued 3,000,000 shares to one individual and three entities for cash at $0.75 a share.

Powdermet, Inc.

Under the terms of our September 7, 2010 amendment to our stock purchase agreement dated June 28, 2010, Abakan Inc. (the “Company) entered into a stock purchase agreement with Kennametal Inc. (“Kennametal”) to purchase from Kennametal five hundred and ninety six thousand eight hundred and thirteen (596,813) shares being a forty one percent (41%) interest in Powdermet, Inc. (“Powdermet”) in exchange for one million five hundred thousand dollars ($1,500,000).

The terms and conditions of the stock purchase agreement required the Company to pay an initial payment of five hundred thousand dollars ($500,000) to Kennametal on September 7, 2010, and the remainder on or before September 30, 2010. The stock purchase agreement contains additional terms related to monthly liquidated damages in the amount of fifty thousand ($50,000) per month, starting October 1, 2010. The transaction should close no later than December 31, 2010.

We made the initial payment of $500,000 on Sept. 7, and did not make the payment on the balance as agreed; accordingly we will record Liquidating damages of $50,000 per month beginning October 1, 2010. We are currently in negotiations to amend the stock purchase agreement.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2010 and 2009

NOTE 13– SUBSEQUENT EVENTS - continued

Powdermet is the parent company of MesoCoat, Inc. (“MesoCoat”). Andy Sherman serves as the chief executive officer of each of Powdermet and MesoCoat in addition to his duties as a member of the Company’s board of directors.

We have analyzed our investment in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323), and concluded that when the stock purchase agreement is completed our 41% minority interest investment does give us significant influence over Powdermet, Inc.’s business actions, board of directors, or its management, and therefore we will account for our investment using the Equity Method. Although, if we consummate this deal, we will own 41% of Powdermet, and indirectly an additional 27% of Mesocoat, we will still not have control of Mesocoat, and therefore will still account for our investment according to the equity method of accounting.

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

Results of Operations

During the three month period ended August 31, 2010, we (i) focused our efforts on our non-controlling interest in MesoCoat, (ii) strengthened our management team with industry experts, (iii) enlarged our board of directors, (iv) sought financing pursuant to the interest acquisition agreements, and (v) continued to identify prospective business opportunities for merger or acquisition.

Since investing in MesoCoat we have been (i) assisting it with interviewing and hiring new senior management, (ii) redefining its market strategy, (iii) improving its branding, (iv) introducing it to several new potential joint commercialization partners, and (v) aggressively getting it to accelerate R&D schedules by negotiating favorable engineering contracts with third parties.

Management has also spent significant time developing an extensive deal sourcing network, including top international university materials sciences laboratories; government sponsored labs, industry brokers, lawyers and materials sciences’ association executives, as well as a formal advisory board with specific technology skills.

The Company intends to raise an additional $5 to 10 million in capital over the next twelve months to continue investing in and expanding the operations of its existing portfolio interests. The proceeds of such financings will also be used for our intended investment in Powdermet, working capital, and other potential acquisition targets.

The Company has been funded since inception through private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated to investment activities, general and administrative costs, due diligence, loans and interest expenses.

Net Losses

For the period from inception until August 31, 2010, the Company incurred net losses of $2,663,245. Net losses for the three month period ending August 31, 2010 were $645,113 as compared to $51,310 for the three month period ending August 31, 2009. The increase in net losses over the comparative periods can be attributed to an increase in operating losses and a loss attributed to the value of our investment in MesoCoat.

We have never generated enough revenue to fund operations and may continue to operate at a loss through fiscal 2011.

Revenues

We had no revenue for the three month period ending August 31, 2010 and 2009.

Operating Expenses

Operating expenses for the three month period ending August 31, 2010 were $519,953 as compared to $47,331 for the three month period ending August 31, 2009. The increase in operating expenses is primarily due to an increase in general and administrative expenses and the realization of stock option expenses during the current period. General and administrative expenses include accounting costs, consulting fees, employment costs, professional fees and consulting fees.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material effect on operations for the period from June 27, 2006 (inception) to August 31, 2010.

Capital Expenditures

The Company has not spent any significant amounts on capital for the period from June 27, 2006 (inception) to August 31, 2010.

Liquidity and Capital Resources

The Company has been in the development stage since inception. As of August 31, 2010 the Company had a working capital deficit of $559,012, current assets of $246,139 consisting of cash, note receivable, and prepaid expenses, and total assets of $1,091,915 consisting of current assets, an investment in minority interest, computer equipment, and a website. As of August 31, 2010 the Company had current and liabilities of $805,151, consisting of accounts payable and accruals, accounts payable to related parties, loans payable and accruals, and accrued liabilities. Stockholders equity in the Company was $532,903 as of August 31, 2010.

For the period from inception until August 31, 2010, the Company’s cash flow used in operating activities was $1,013,635. Cash flows used in operating activities for the three month period ending August 31, 2010, were $285,983 compared to $43,631 for the three month period ending August 31, 2009. Cash flow used in operating activities during the current period was due to net losses. We expect to continue to use cash flow in operating activities until such time as the Company realizes a gain on its portfolio investment

For the period from inception until August 31, 2010, the Company’s cash flow used investing activities was $1,610,409. Cash flow used in investing activities for the three month period ending August 31, 2010, was $917 as compared to $0 for the three month period ending August 31, 2009. The cash flows used in the current period are attributable to the investment in computer equipment. We expect to continue to use cash flow in investing activities as we develop and expand our investment portfolio.

For the period from inception until August 31, 2010, the Company’s cash flow provided by financing activities was $2,838,477. Cash flow provided by financing activities for the three month period ending August 31, 2010 was $460,769 as compared to $49,600 for the three month period ending August 31, 2009. Cash flows provided by financing activities in the current period are attributable to proceeds from loans payable. We expect to continue to have cash flow provided by financing activities as the Company completes new rounds of financing.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of August 31, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The report attached to the financial statements included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission (the “Commission”) included the Company’s auditors opinion as to the Company’s ability to continue as a going concern as a result of net losses of $2,018,132, and a working capital deficit of $205,399 as of May 31, 2010, which have increased to $2,663,245 and $559,012, respectively, as of August 31, 2010. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing a gain from its investment in MesoCoat; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

•         our ability to generate revenues through sales to fund operations

•         our ability to raise additional capital to fund cash requirements for operations

•         the volatility of the stock market

•         general economic conditions

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report.

We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

The notes to the audited consolidated financial statements for the Company for the years ended May 31, 2010 and 2009, included in the Company’s most recent Form 10-K filed with the Commission, discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of the Company.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

During the three month period ended August 31, 2010, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The Company incurred net losses of $2,663,245 for the period from June 27, 2006 (inception) to August 31, 2010. Since we have been without significant revenue since inception and currently have no revenue producing operations outside of that produced by our portfolio investment company, historical losses may continue into the future.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. As we have been unable assert that our internal controls were fully effective at May 31, 2010, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 31 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Abakan Inc.	Date
/s/ Robert H. Miller By: Robert H. Miller Its: President, Chief Executive Officer and Director	January 10, 2011
/s/ Costas Takkas By: Costas Takkas Its: Chief Financial Officer and Principal Accounting Officer	January 10, 2011

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

21                           Subsidiaries of the Company, incorporated hereto by reference to the Form10-K filed with the Commission on December 21, 2010.

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