Form 10-Q
period 2010-11-30
ABAKAN, INC
filed 2011-01-19
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at January 19, 2011, was 58,175,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

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

ABAKAN INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2010	2010
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 10,046	$ 40,564
Note receivable - related party (Note 10)	4,500	8,500
Prepaid expenses (Note 5)	24,761	25,151
Prepaid expenses - related party (Note 6)	11,172	14,153
Total Current Assets	50,478	88,368
Non-Current Assets
Computer equipment, net (Note 4)	2,531	2,526
Website, net (Note 4)	1,750	3,500
Investment deposit on Powdermet investment (Note 7)	500,000	-
Investment deposit on Mesocoat investment (Note 7)	1,100,000	-
Investment in Minority Interest - Mesocoat (Note 7)	906,335	1,208,365
	2,510,616	1,214,391
Total Assets	$ 2,561,094	$ 1,302,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accruals	$ 97,431	$ 72,899
Accounts payable - related parties	155,301	72,071
Loans Payable (Note 8)	130,925	70,156
Accrued interest - loans payable (Note 8)	22,432	11,380
Accrued Liabilities	211,282	67,261
Total Current Liabilities	617,370	293,767
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (Note 9)
Preferred Stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 2,500,000,000 shares
authorized, 58,085,000 issued and outstanding - November 30, 2010,
55,115,000 issued and outstanding - May 31, 2010	5,793	5,511
Paid in capital	5,584,691	3,018,313
Subscription receivable	(1,750)	(1,750)
Subscription payable	3,000	-
Contributed Capital	5,050	5,050
Accumulated deficit during the development stage	(3,653,061)	(2,018,132)
Total Stockholders' Equity	1,943,724	1,008,992
Total Liabilities and Stockholders' Equity	$ 2,561,094	$ 1,302,759

See accompanying notes to financial statements.

ABAKAN, INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					Cumulative
					amounts from
					development stage
	For the three months ended		For the six months ended		activities June 27, 2006
	November 30,		November 30,		Inception) to
	2010	2009	2010	2009	November 30, 2010
REVENUES	$ -	$ -	$ -	$ -	$ 1,596
EXPENSES
General and administrative
General and Administrative	69,296	6,696	98,754	7,512	205,158
Professional Fees	33,513	30,853	92,404	37,412	242,958
Professional Fees - Related party	15,000	7,500	30,000	15,000	75,000
Consulting	195,358	7,000	300,403	7,000	542,373
Consulting - Related party	102,000	30,000	218,600	60,000	758,100
Payroll and benefits expense	19,464	-	44,021	-	110,282
Depreciation	1,386	2,455	2,764	4,910	26,200
Impairment of Asset	-	-	-	-	180,000
Stock Expense on note Conversion	37,333	-	37,333	-	179,703
Stock options Expense	229,704	-	398,728	-	712,041
Total expenses	703,053	84,504	1,223,006	131,835	3,031,814
Loss from operations	(703,053)	(84,504)	(1,223,006)	(131,835)	(3,030,218)
Interest Expense
Interest - Loans	8,011	3,142	12,017	6,062	28,645
Interest - Related Party	-	978	-	2,038	4,631
Liquidated damages	100,000	-	100,000		100,000
Total interest expense	108,011	4,120	112,017	8,100	133,276
Interest Income	1,264	-	2,125	-	4,129
Equity in MesoCoat loss	(180,016)	-	(302,031)	-	(493,696)
Loss before provision for income taxes	(989,816)	(88,624)	(1,634,929)	(139,935)	(3,653,061)
Provision for income taxes	-	-	-	-	-
NET LOSS	$(989,816)	(88,624)	(1,634,929)	(139,935)	(3,653,061)
NET LOSS PER SHARE – BASIC AND DILUTED	$ (0.02)	*	$ (0.03)	*
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-
BASIC AND DILUTED	56,371,044	50,265,000	55,739,590	50,265,000
* = less than $(.01) per share

See accompanying notes to financial statements.

ABAKAN, INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
			Cumulative
			amounts from
			development stage
	For the six months ended		activities June 27, 2006
	November 30,		(Inception) to
	2010	2009	November 30, 2010
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net (loss) from development stage activities	$ (1,634,929)	$ (139,935)	$ (3,653,061)
Adjustments to reconcile net loss to net cash provided (used) by development stage activities:
Depreciation	2,764	4,911	26,200
Stock options expense	398,728	-	712,041
Stock expense from note conversion	37,333	-	179,703
Stock issued for services	60,600	-	250,600
Equity in investee loss	302,031	-	493,696
Changes in operating assets and liabilities:
Accounts receivable - related party	4,000	-	(4,500)
Prepaid expenses	3,371	-	(35,933)
Accounts payable and accrued liabilities	168,552	4,916	379,921
Accounts payable - related parties	83,229	26,377	148,100
Accrued interest - related party	-	2,038	2,664
Accrued interest - loans payable	11,053	5,906	29,649
Waste to Energy Group LLC	-	-	180,000
Total adjustments	1,071,660	44,148	2,362,140
NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES	(563,269)	(95,787)	(1,290,921)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment and website	(1,018)	-	(30,480)
Mesocoat Inc- minority interest	(1,100,000)	-	(2,500,030)
Powdermet Inc- minority interest	(500,000)	-	(500,000)
Waste to Energy Group LLC	-	-	(180,000)
NET CASH PROVIDED USED BY INVESTING ACTIVITIES	(1,601,018)	-	(3,210,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,673,000	-	3,851,142
Loans payable	460,769	100,155	606,802
Loans payable - related party	-	-	48,483
Contributed capital	-	-	5,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,133,769	100,155	4,511,477
NET INCREASE IN CASH AND CASH EQUIVALENTS	(30,518)	4,368	10,046
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,564	15	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 10,046	$ 4,383	$ 10,046
Supplemental Disclosures:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ 964	$ -	$ -
Supplemental Non-cash Disclosures:
Notes and accounts payable converted to stock
Accounts payable - related party	$ -	$ -	$ (64,010)
Loans payable	(400,000)	-	(425,000)
Notes payable - related party	-	-	(99,515)
Accrued interest - related party	-	-	(9,724)
Common stock	400,000	-	600,000
Subscription receivable	-	-	(1,750)
	$ -	$ -	$ -

See accompanying notes to financial statements.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

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

For the six months ended November 30, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of November 30, 2010, and the results of its operations and cash flows for the three and six months ended November 30, 2010, have been made.  Operating results for the six months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ended May 31, 2011.

These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2010, thereto contained in the Company’s Form 10-K.

Development Stage Enterprise

At November 30, 2010, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

Reclassifications

Certain amounts in the period ended November 30, 2009 financial statements have been reclassified to conform to the current period ended November 30, 2010 presentation.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period of inception to the period ended November 30, 2010, of $3,653,061, and a working capital deficit of $566,892.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

			November 30, 2010	November 30, 2009
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer Equipment	$ 9,480	$ 6,949	$ 2,531	$ 3,936
Website	$21,000	$19,250	$ 1,750	$7,000
Total	$30,480	$26,199	$ 4,281	$10,936

Depreciation and amortization expense was $2,764 and $4,910 for the six months ended November 30, 2010 and 2009, respectively. On May 8, 2010, we purchased a computer for $916, also on November 15, 2010 we purchased a printer for $102, and these will be depreciated according to our depreciation policy.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consisted of the following at November 30, 2010:

Name	Description	Amount
Haynes and Boone, LLP	Prepayment retainer for legal fees	$ 20,000
Steinback and Associates	Prepayment on accounting services	753
Peter Lange	Prepayment on consulting services	2,000
Fraga, Bekierman, Pacheco, Neto, Avogado	Prepayment retainer for legal fees	1,600
W. L. McDonald Law Corp.	Prepayment retainer for legal fees	408
	Total	$ 24,761

NOTE 6 – PREPAID EXPENSES – RELATED PARTY

Prepaid expenses consisted of the following at November 30, 2010:

Name	Description
Prosper Financial	Advance payment for expenses	$ 5,792
Robert Miller	Advance payment for expenses	5,200
	Total	11,172

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

NOTE 7 - INVESTMENT IN NON-CONTROLLING INTEREST

Mesocoat, Inc.

MesoCoat, Inc. (“MesoCoat”) is an Ohio based nanotechnology materials science business in which the Company holds a thirty four percent (34%) equity interest with the option to acquire up to a seventy five percent (75%) interest. On October 25, 2010 and November 3, 2010, we advanced to Mesocoat, Inc. $600,000 and $500,000, respectively, to represent deposits on our next stage of investment in their company.

We have analyzed our investment in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323), and concluded that our 34% minority interest investment does give us significant influence over Mesocoat, Inc.’s business actions, board of directors, or its management, and therefore we will account for our investment using the Equity Method. An audit of Mesocoat, by a PCAOB registered auditor for the years ended May 31, 2010 and 2009 has been substantially completed. We have analyzed our investment in accordance to ASC323 and have determined that no impairment of our investment is necessary at this time; because we believe our intention to exercise our future options to increase our investment represent level 2 indicators of fair value of our existing investment. In addition, we have reduced the amount of our investment by $302,031, which represent our equity in Mesocoat’s loss, for the period ended November 30, 2010.

Please see below for a discussion on how the planned purchase of ownership in Powdermet affects our investment in Mesocoat.

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

The terms and conditions of the stock purchase agreement required the Company to pay an initial payment of five hundred thousand dollars ($500,000) to Kennametal on September 7, 2010, and the remainder on or before September 30, 2010. The stock purchase agreement contains additional terms related to monthly liquidated damages in the amount of fifty thousand ($50,000) per month for three months, starting October 1, 2010. The transaction required that we close no later than December 31, 2010.

We made the initial payment of $500,000 on Sept. 7, and did not made a payment on the balance instead recording liquidating damages of $50,000 per month beginning October 1, 2010, for a total of $100,000 as of the period ended November 30, 2010.

Powdermet is the parent company of MesoCoat, Inc. (“MesoCoat”). Andy Sherman serves as the chief executive officer of each of Powdermet and MesoCoat in addition to his duties as a member of the Company’s board of directors.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

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

NOTE 8 – NOTES PAYABLE

As of November 30, 2010 and 2009, the loans payable balance consisted of:

	November 30,
Description	2010	2009
Uncollateralized demand note to an unrelated entity bearing no interest	$ -	$ 11,250
Uncollateralized demand note to an unrelated entity bearing no interest	-	35,000
Uncollateralized demand note to an unrelated entity bearing no interest	156	-
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	70,000	70,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	-	50,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	-	50,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	60,769	-
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	-	10,000
Uncollateralized demand note to an unrelated entity bearing no interest	-	19,975
	$ 130,925	$ 245,825

We also owed $22,432 and $13,571 in accrued interest for the above notes as of November 30, 2010 and 2009, respectively. In the period ended November 30, 2010, we paid $964 interest on a previously paid loan payable, and converted $400,000 of loans payable into common stock as part of the private placements discussed in Note 9. As a result of this note conversion we incurred a stock expense on note conversion of $37,333.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

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

Common Stock Issuances

For the six months ended November 30, 2010, we issued the following shares:

Private placements

On October 21, 2010, we completed a private placement for 1,100,000 shares of common stock for $825,000 at $0.75 a share paid $425,000 in cash and $400,000 on conversion of debt owed to the Company. On the debt conversion we also incurred a stock expense on note conversion of $37,333, which is reflected in our operations statement.

On October 22, 2010, we completed a private placement for 1,660,000 shares of common stock for cash of $1,245,000.

Share based compensation

On November 16, 2010, we issued 60,000 shares of our common stock for services performed valued at $60,600.

Warrants Granted

A summary of the common stock warrants outstanding as of the period ended November 30, 2010 is presented below:

Number of Warrants
Balance at June 1, 2010	2,300,000
Granted	-
Exercised	-
Forfeited or Expired	-
Balance at November 30, 2010	2,300,000
Exercisable at November 30, 2010	2,300,000

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

NOTE 10 – RELATED PARTY TRANSACTIONS

As of November 30, 2010 and 2009, we had balances totaling $155,301 and $97,587 outstanding in accounts payable - related party respectively. In addition to related party transactions mentioned elsewhere, we have the below agreements and transactions:

Consulting Agreements

a)      On June 1, 2010, we entered into a consulting agreement with a company controlled by the spouse of our chief executive officer. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and rental of office space $1,200, and will be in effect until June 1, 2011. For the period ended November 30, 2010 and 2009, we expensed $15,000 and $30,000, respectively, in connection with this contract and their previous contract and are included in consulting fees – related parties. As of November 30, 2010 and 2009, we owed $-0- and $-0-, respectively.

b)      On August 20, 2010, we entered into a consulting agreement commencing August 1, 2010 with a related individual to perform duties as our chief financial officer. The terms of the consulting agreement are $8,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until July 31, 2012. The consultant was also granted 200,000 stock options with an exercise price of $0.65 per share; they will vest equally over 3 years (see Note 11). For the period ended November 30, 2010 and 2009, we expensed $32,000 and $-0-, respectively, in connection with this contract and are included in consulting fees – related parties. As of November 30, 2010 and 2009, we owed $7,900 and $24,746, respectively, and these amounts are included in accounts payable - related party.

Notes receivable

a)      On March 1, 2010 a loan of $25,000 paying 10% interest per annum payable by February 26, 2011 was provided to a company owned by a related party. Interest is payable quarterly or as mutually agreed on. Accordingly we have recorded interest income of $431 on this note. Additionally on April 21, 2010 a loan of $25,000 paying 10% interest per annum payable by April 16, 2011 was provided to a second company owned by the same related party. Interest is payable quarterly or as mutually agreed on. Accordingly we have recorded interest income of $461 on this note. These amounts owed to us may be assigned to a related party of these two unrelated parties, and applied to their accounts payable once a final agreement is made. Accordingly, we have reflected these notes as a contra-payable to offset the payable balance due to the same individual.

b)      On April 29, 2010, we entered in to a non-collaterized note receivable with a related company with some common ownership on an interest free basis, payable on demand. During the period ended November 30, 2010, we repaid $4,000 on this note and have a balance remaining of $4,500.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

NOTE 11 – STOCK – BASED COMPENSATION

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of our common stock. As of the year ended May 31, 2010 we had granted 3,150,000 options, as was previously disclosed. On August 20, 2010, we granted 200,000 stock options to our Chief financial officer at an exercise price of $0.65 per share. The options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date. On October 19, 2010, we granted 1,200,000 stock options to several consultants at an exercise price of $0.75 per share. On November 17, 2010, we granted 25,000 stock options to a consultant at an exercise price of $1.01 per share. On November 20, 2010, we granted 1,000,000 stock options to a consultant at an exercise price of $1.01 per share. All of these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date. After these grants there will be 4,425,000 available for future grant.

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

14

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

NOTE 11 – STOCK – BASED COMPENSATION - continued

The value of employee and non-employee stock warrants granted during the period ended November 30, 2010 was estimated using the Black-Scholes model with the following assumptions:

	August 20, 2010	October 19, 2010	November 17, 2010	November 20, 2010
Expected volatility (based on historical volatility)	194.09%	194.09%	194.09%	194.09%
Expected dividends	0.00	0.00	0.00	0.00
Expected term in years	10	10	10	10
Risk-free rate	0.95%	0.95%	0.95%	0.95%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the period ended November 30, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at June 1, 2010	3,150,000	$0.60	$2,041,966
Granted	2,425,000	0.85	2,061,628
Exercised	-	0.60	-
Forfeited or Expired	(100,000)	0.39	(39,928)
Balance at November 30, 2010	5,475,000	$0.74	4,063,666
Exercisable at November 30, 2010	133,330	$0.66	89,254
Weighted average fair value of options granted during the year		$0.85

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

NOTE 11 – STOCK – BASED COMPENSATION - continued

The following table summarizes information about employee stock options under the 2009 Plan outstanding at November 30, 2010:

Range of Exercise Price	Number Outstanding at November 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at November 30, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.60	2,400,000	10.00 Years	$0.60	$1,450,863	133,330	$0.66	$89,254
$0.65	200,000	10.00 Years	$0.64	$129,734	-0-	$0.61	$-0-
$0.75	1,600,000	10.00 Years	$0.70	$1,121,941	-0-	$0.00	$-0-
$1.01	1,025,000	10.00 Years	$1.00	$1,033,610	-0-	$0.00	$-0-
$1.30	250,000	10.00 Years	$1.29	$324,519	-0-	$0.00	$-0-
	5,475,000	10.00 Years	$0.74	$4,060,667	133,330	$0.66	$89,254

On August 20, 2010, the board of directors granted to our chief financial officer 200,000 stock options with an exercise price of $0.65 per share. The options will expire ten years from the grant date, and the options will vest in equal one third parts on the anniversary of the option grant date. On October 19, 2010, we granted 1,200,000 stock options to several consultants at an exercise price of $0.75 per share. On November 17, 2010, we granted 25,000 stock options to a consultant at an exercise price of $1.01 per share. On November 20, 2010, we granted 1,000,000 stock options to a consultant at an exercise price of $1.01 per share. All of these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date.

The total value of employee and non-employee stock options granted during the period ended November 30, 2010, was $2,061,628. During period ended November 30, 2010 the Company recorded $398,728 in stock-based compensation expense relating to stock option grants.

At November 30, 2010 there was $3,363,043 of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro rata through November 20, 2013.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of the Company.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

NOTE 13– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements except as follows.

•         On January 19, 2011, the Company’s amended the Stock Purchase Agreement with Kennametal to complete the purchase of Powdermet shares from Kennametal on or before January 31, 2011 for $1,150,000.

•         On December 10, 2010, the Company issued 90,000 shares to an entity to extinguish debt of $67,500 at $0.75 a share.

•         On December 10, 2010, the Company issued 150,000 shares to an individual for services rendered valued at $0.75 a share.

•         On December 8, 2010, the Company amended the Investment Agreement with MesoCoat to extend the time frame in which it holds the exclusive option to acquire a fully diluted 51% interest in MesoCoat until the later of January 31, 2011 or five business days subsequent to the completion of MesoCoat’s May 31, 2010 audit.

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

The Company’s plan of operation for the coming year is to develop its non-controlling investment in MesoCoat and position the firm to succeed in future commercialization efforts while evaluating whether to increase that investment to a controlling investment pursuant to the terms and conditions of our agreement with the shareholders of MesoCoat. Further, we expect to close the agreement with Powdermet and seek out other prospective business acquisitions.

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

Results of Operations

During the six month period ended November 30, 2010, we (i) focused our efforts on our non-controlling interest in MesoCoat, (ii) progressing our efforts to acquire a non-controlling interest in Powdermet, (iii) strengthened our management team with industry experts, (iii) enlarged our board of directors, (iv) sought financing to close our respective acquisition agreements with MesoCoat and Kennametal, and (v) continued to identify prospective business opportunities for merger or acquisition.

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

The Company intends to raise an additional $5 to 10 million in capital over the next twelve months to continue investing in and expanding the operations of its existing portfolio interests. The proceeds of such financings will also be used for close our agreed investment in Powdermet, working capital, and other potential acquisition targets.

The Company has been funded since inception through private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated to investment activities, general and administrative costs, due diligence, loans and interest expenses.

Net Losses

For the period from inception until November 30, 2010, the Company incurred net losses of $3,653,061. Net losses for the three month period ending November 30, 2010 were $989,816 as compared to $88,624 for the three month period ending November 30, 2009. Net losses for the six month period ended November 30, 2010 were $1,634,929 as compared to $139,935 for the six month period ended November 30, 2009. The increase in net losses over the comparative periods can be attributed to operating expenses, liquidated damages associated with the non-performance of our agreement to acquire shares of Powdermet and losses associated with the value of our investment in MesoCoat.

We have never generated enough revenue to fund operations and expect to continue to operate at a loss through fiscal 2011.

Revenues

We had no revenue for the three month and six month periods ending November 30, 2010 and 2009.

Operating Expenses

Operating expenses for the three month period ended November 30, 2010 were $703,053 as compared to $84,504 for the three month period ended November 30, 2009. Operating expenses for the six month period ended November 30, 2010 were $1,223,006 as compared to $131,835 for the six month period ended November 30, 2009. The increase in operating expenses over the comparative periods can be attributed to general and administrative expenses, consulting fees, and stock option expenses. General and administrative expenses include accounting costs, consulting fees, employment costs, and professional fees.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material effect on operations for the period from June 27, 2006 (inception) to November 30, 2010.

Capital Expenditures

The Company has not spent any significant amounts on capital for the period from June 27, 2006 (inception) to November 30, 2010.

Liquidity and Capital Resources

The Company has been in the development stage since inception. As of November 30, 2010 the Company had a working capital deficit of $566,892, current assets of $50,478 consisting of cash, note receivable, and prepaid expenses, and total assets of $2,561,094 consisting of current assets, investments in minority interests (MesoCoat, Powdermet), computer equipment, and a website. As of November 30, 2010 the Company had current and total liabilities of $617,370, consisting of accounts payable and accruals, accounts payable to related parties, loans payable and accruals, and accrued liabilities. Stockholders equity in the Company was $1,943,724 as of November 30, 2010.

For the period from inception until November 30, 2010, the Company’s cash flow used in operating activities was $1,290,921. Cash flows used in operating activities for the six month period ending November 30, 2010, were $563,269 compared to $95,787 for the six month period ending November 30, 2009. Cash flow used in operating activities during the current six month period can be attributed to net losses accrued from operating expenses, stock option expenses, liquidated damages and losses realized on the Company’s investment in MesoCoat. We expect to continue to use cash flow in operating activities until such time as the Company realizes a gain on its portfolio investments.

For the period from inception until November 30, 2010, the Company’s cash flow used in investing activities was $3,210,510. Cash flow used in investing activities for the six month period ending November 30, 2010, was $1,601,018 as compared to $0 for the six month period ending November 30, 2009. Cash flows used in the current period can be attributed to the payment of $1,100,000 to MesoCoat in anticipation of exercising the Company’s option to acquire an additional 17% equity interest and it’s payment of $500,000 to Kennametal as a deposit against purchasing an equity interest in Powdermet. We expect to continue to use cash flow in investing activities as increase our payments to MesoCoat in order to acquire a controlling interest and conclude our purchase of Powdermet shares.

For the period from inception until November 30, 2010, the Company’s cash flow provided by financing activities was $4,511,477. Cash flow provided by financing activities for the six month period ending November 30, 2010 was $2,133,769 as compared to $100,155 for the six month period ending November 30, 2009. Cash flows provided by financing activities in the current period are attributable to proceeds from the sale of common stock and loans payable. We expect to continue to have cash flow provided by financing activities as the Company completes new rounds of financing as it seeks to expand its investment portfolio.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months. The Company will need a minimum of $5,000,000 in debt or equity financing to increase funding to MesoCoat, conclude its purchase of Powdermet shares from Keenametal, expand its portfolio and general working capital.We expect to be able to realize this financing objective in the near term. However, we have no commitments or arrangements for this financing though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, or the procurement of long term debt. Further, we face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers and directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of November 30, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The report attached to the financial statements included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission (the “Commission”) included the Company’s auditors opinion as to the Company’s ability to continue as a going concern as a result of net losses of $2,018,132, and a working capital deficit of $205,399 as of May 31, 2010, which have increased to $3,653,061 and $566,892, respectively, as of November 30, 2010. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing a gain from its investment in MesoCoat; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended November 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company incurred net losses of $3,653,061 for the period from June 27, 2006 (inception) to November 30, 2010. Since we have been without significant revenue since inception and currently have no revenue producing operations outside of that produced by our portfolio investment company, historical losses may continue into the future.

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

Our internal controls over financial reporting may not considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 10, 2010 the board of directors of the Company authorized the issuance of 150,000 shares of its common stock valued at $0.75 to Edward P Phelan pursuant to the exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act for services rendered.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree; (3) the offeree committed to hold jos stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and the Company.

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

On December 10, 2010 the board of directors of the Company authorized the issuance of 90,000 shares of its common stock valued at $0.75 to Kosson Ventures Ltd. pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act for the extinguishment of debt in the amount of $67,500.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree; (3) the offeree committed to hold jos stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and the Company.

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

On November 16, 2010, the Company authorized the issuance of 60,000 shares of common stock to Uptick Capital, LLC, pursuant to a consulting agreement relying on an exemption provided by Section 4(2) of the Securities Act.

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

On October 22, 2010 the board of directors of the Company closed an equity financing to raise an aggregate of $2,070,000 through the sale of common shares at $0.75 per share as follows:

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

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree; (3) the offeree committed to hold jos stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and the Company.

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

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 32 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Abakan Inc.	Date
/s/ Robert H. Miller By: Robert H. Miller Its: President, Chief Executive Officer and Director	January 19, 2011
/s/ Costas Takkas By: Costas Takkas Its: Chief Financial Officer and Principal Accounting Officer	January 19, 2011

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

10(ix)                     Investment Agreement dated December 9, 2009, between the Company, MesoCoat and Powdermet, incorporated hereto by reference to the Form 8-K filed with the Commission on December 17, 2009.

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

10(xiv)                   Amendment to the Investment Agreement dated December 8, 2010, between the Company, MesoCoat and Powdermet, attached hereto.

21                           Subsidiaries of the Company, incorporated hereto by reference to the Form 10-K filed with the Commission on December 21, 2010.

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