Form 10-Q
period 2011-02-28
ABAKAN, INC
filed 2011-04-19
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at April 18, 2011, was 58,541,960.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Condensed Balance Sheets for the period ended February 28, 2011 (Unaudited) and
May 31, 2010................................................................................................................ 4

Unaudited Condensed Statements of Operations for the three and nine months ended
February 28, 2011 and 2010, and cumulative amounts from development stage activities
(June 27, 2006 (Inception) through February 28, 2011)................................................ 5

Unaudited Condensed Statements of Cash Flows for the nine months ended February 28,
2011 and 2010, and cumulative amounts from development stage activities (June 27,
2006 (inception) through February 28, 2011)................................................................ 6

Condensed Notes to Financial Statements (Unaudited).................................................. 7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults upon Senior Securities	31

Item 4.	(Removed and Reserved)	31

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures	33

Index to Exhibits	34

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

ABAKAN, INC. (Formerly known as Waste to Energy Group, Inc.) (A DEVELOPMENT STAGE ENTERPRISE) CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2011	2010
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 3,662	$ 40,564
Note receivable - related party (Note 9)	4,500	8,500
Prepaid expenses (Note 5)	1,246	25,151
Prepaid expenses - related party	-	14,153
Total Current Assets	9,408	88,368

Non-Current Assets
Computer equipment, net (Note 4)	2,020	2,526
Website, net (Note 4)	875	3,500
Investment deposit on Powdermet investment (Note 6)	500,000	-
Investment deposit on Mesocoat investment (Note 6)	1,260,000	-
Investment in Minority Interest - Mesocoat (Note 6)	876,951	1,208,365
	2,639,846	1,214,391

Total Assets	$ 2,649,255	$ 1,302,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accruals	$ 204,710	$ 72,899
Accounts payable - related parties	174,540	72,071
Loans Payable (Note 7)	153,697	70,156
Accrued interest - loans payable (Note 7)	22,639	11,380
Loan payable- related party (Note 9)	75,760	-
Accrued interest - related party (Note 9)	811	-
Accrued Liabilities	391,304	67,261
Total Current Liabilities	1,023,461	293,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 8)

Preferred Stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 2,500,000,000 shares
authorized, 58,335,000 issued and outstanding - February 28, 2011,
55,115,000 issued and outstanding - May 31, 2010	5,833	5,511
Paid in capital	6,336,001	3,018,313
Subscription receivable	(1,750)	(1,750)
Subscription payable	-	-
Contributed Capital	5,050	5,050
Accumulated deficit during the development stage	(4,719,341)	(2,018,132)
Total Stockholders' Equity	1,625,793	1,008,992

Total Liabilities and Stockholders' Equity	$ 2,649,255	$ 1,302,759

See accompanying notes to financial statements.

ABAKAN, INC. (Formerly known as Waste to Energy Group, Inc.) (A DEVELOPMENT STAGE ENTERPRISE) UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
					Cumulative amounts
					from development
					stage activities
	For the three months ended		For the nine months ended		June 27, 2006
	February 28,		February 28,		(Inception) to
	2011	2010	2011	2010	February 28, 2011

REVENUES	$ -	$ -	$ -	$ -	$ 1,596

EXPENSES
General and administrative
General and Administrative	47,261	18,372	146,015	25,885	252,419
Professional Fees	51,435	24,773	143,839	62,185	294,393
Professional Fees - Related party	15,000	7,500	45,000	22,500	90,000
Consulting	259,571	22,800	559,974	29,800	801,944
Consulting - Related party	47,100	48,000	265,700	108,000	805,200
Payroll and benefits expense	89,423	-	133,444	-	199,705
Depreciation	1,386	2,456	4,150	7,366	27,586
Impairment of Asset	-	-	-	-	180,000
Stock Expense on note Conversion	23,400	-	60,733	-	203,103
Stock options Expense	347,449	135,067	746,177	135,067	1,059,490
Total expenses	882,023	258,968	2,105,030	390,803	3,913,838

Loss from operations	(882,023)	(258,968)	(2,105,030)	(390,803)	(3,912,242)

Interest Expense
Interest - Loans	2,480	1,400	14,497	7,462	31,125
Interest - Related Party	811	-	811	2,038	5,442
Liquidated damages	150,000	-	250,000	-	250,000
Total interest expense	153,290	1,400	265,307	9,500	286,566

Interest Income	-	-	2,125	-	4,129
Loss on debt settlement	(1,583)	-	(1,583)	-	(1,583)
Equity in MesoCoat loss	(29,383)	-	(331,414)	-	(523,079)
Loss before provision for income taxes	(1,066,280)	(260,368)	(2,701,210)	(400,303)	(4,719,341)
Provision for income taxes	-	-	-	-	-

NET LOSS	$ (1,066,280)	$ (260,368)	$ (2,701,210)	$ (400,303)	$ (4,719,341)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.02)	*	$ (0.05)	*
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	58,209,667	54,098,333	56,546,209	51,528,736
* = less than $(.01) per share

See accompanying notes to financial statements.

5

ABAKAN, INC. (Formerly known as Waste to Energy Group, Inc.) (A DEVELOPMENT STAGE ENTERPRISE) UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
			Cumulative amounts
			from development
			stage activities
	For the nine months ended		June 27, 2006
	February 28,		(Inception) to
	2011	2010	February 28, 2011
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net (loss) from development stage activities	$ (2,701,210)	$ (400,303)	$ (4,719,341)
Adjustments to reconcile net loss to net cash provided (used) by development stage activities:
Depreciation	4,150	7,366	27,586
Stock options expense	746,177	135,067	1,059,490
Stock expense from note conversion	60,733	-	203,103
Stock issued for services	213,600	-	403,600
Equity in investee loss	331,414	-	523,079
Changes in operating assets and liabilities:
Accounts receivable	-	(42,686)	-
Accounts receivable - related party	4,000	-	(4,500)
Prepaid expenses	38,058	(26,151)	(1,246)
Accounts payable and accrued liabilities	455,854	6,051	667,223
Accounts payable - related parties	102,469	(66,865)	167,340
Accrued interest - related party	-	-	2,664
Accrued interest - loans payable	14,343	(380)	32,939
Waste to Energy Group LLC	-	-	180,000
Total adjustments	1,970,797	12,402	3,261,277
NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES	(730,413)	(387,901)	(1,458,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment and website	(1,018)	-	(30,480)
Mesocoat Inc- minority interest	(1,260,000)	(1,400,030)	(2,660,030)
Powdermet Inc- minority interest	(500,000)	-	(500,000)
Waste to Energy Group LLC	-	-	(180,000)
NET CASH PROVIDED USED BY INVESTING ACTIVITIES	(1,761,018)	(1,400,030)	(3,370,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Common Stock	1,833,000	2,300,000	4,011,142
Loans payable	545,769	(106,069)	691,802
Proceeds from loans payable - related party	75,760	-	75,760
Loans payable - related party	-	(48,483)	48,483
Contributed capital	-	-	5,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,454,529	2,145,448	4,832,237

NET INCREASE IN CASH AND CASH EQUIVALENTS	(36,902)	357,517	3,662
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,564	15	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,662	$ 357,532	$ 3,662

Supplemental Disclosures:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ 964	$ -	$ -
Supplemental Non-cash Disclosures:
Notes and accounts payable converted to stock
Accounts payable - related party	$ -		$ (64,010)
Loans payable	(462,228)		(487,228)
Accrued interest	(2,272)		(2,272)
Notes payable - related party	-		(99,515)
Accrued interest - related party	-		(9,724)
Common stock	467,500		667,500
Subscription payable	(3,000)		(3,000)
Subscription receivable	-		(1,750)
	$ -		$ -

See accompanying notes to financial statements.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended January 31, 2011 and 2010

NOTE 1 – BUSINESS

Abakan Inc. (the “Company”) was incorporated in the state of Nevada on June 27, 2006, and is in the development stage as defined under FASB ASC 915-10, "Development Stage Entities."

Abakan Inc., a wholly-owned subsidiary of Waste to Energy Group Inc., was incorporated in the state of Nevada on November 6, 2009. Abakan Inc. and Waste to Energy Group Inc. entered into an Agreement and Plan of Merger on November 6, 2009. The board of directors of Abakan Inc. and Waste to Energy Group Inc. deemed it advisable and in the best interest of their respective companies and shareholders that Abakan Inc. be merged with and into Waste to Energy Group Inc. with Waste to Energy Group Inc. remaining as the surviving corporation under the name “Abakan Inc.”

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

The Company’s current business plan is to invest in early stage companies. Since such firms are typically pre-commercialization, it is anticipated that for each firm in which the Company decides to invest it will need successive rounds of funding to fund research & development and sales and marketing efforts.

The Company’s acquisition strategy is to make sure it negotiates future ownership upfront based on a series of value creating steps whereby it will have the right to continue or discontinue investing based on an investee meeting those milestone steps. This approach allows management to forecast potential financing needs of a firm in stages to plan for the Company’s present and future fundraising efforts.  It also gives the Company the right to hedge its investment if it believes an investee is not performing up to the goals that were anticipated during the negotiating process. By doing this, each investee is expected to reach certain operating milestones prior to receiving the next round of fundraising or the Company exercising its next round of acquisition.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of February 28, 2011, and the results of its operations and cash flows for the three and nine months ended February 28, 2011, have been made.  Operating results for the nine months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ended May 31, 2011. These condensed financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2010, thereto contained in the Company’s Form 10-K.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended January 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Development Stage Enterprise

At February 28, 2011, the Company’s business operations had not fully developed and it is highly dependent upon funding and therefore is considered a development stage enterprise.

Reclassifications

Certain amounts in the period ended February 28, 2010 financial statements have been reclassified to conform to the current period ended February 28, 2011 presentation.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period of inception to the period ended February 28, 2011, of $4,719,341, and a working capital deficit of $1,014,053.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required an ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

			February 28, 2011	February 28, 2010
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer Equipment	$ 9,480	$ 7,460	$ 2,020	$ 3,231
Website	$21,000	$20,125	$ 875	$ 5,250
Total	$30,480	$27,586	$ 2,894	$ 8,481

Depreciation and amortization expense was $4,150 and $7,366 for the nine months ended February 28, 2011 and 2010, respectively. On May 8, 2010, the Company purchased a computer for $916, and November 15, 2010 the Company purchased a printer for $102; these will be depreciated according to the Company’s depreciation policy.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended January 31, 2011 and 2010

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of the following at February 28, 2011:

Name	Description	Amount
Dr. Rudenskya	Prepayment on consulting services	$1,050
W. L. Macdonald Law Corp.	Prepayment retainer for legal fees	196
	Total	$1,246

NOTE 6 - INVESTMENT IN NON-CONTROLLING INTEREST

Mesocoat, Inc.

MesoCoat, Inc. (“MesoCoat”) is an Ohio based nanotechnology materials science business in which the Company holds a thirty four percent (34%) equity interest with the option to acquire up to a seventy five percent (75%) interest. On October 25, 2010, November 3, 2010, and January 27, 2011, the Company advanced to Mesocoat $600,000, $500,000, and $160,000, respectively, to represent deposits on the next stage of investment in MesoCoat.

On December 8, 2010, the Company amended the Investment Agreement with MesoCoat to extend the time frame in which it holds the exclusive option to acquire a fully diluted 51% interest in MesoCoat until the later of January 31, 2011 or five business days subsequent to the completion of MesoCoat’s May 31, 2010 audit. As of February 28, 2011, the Company has made the above discussed deposits on the next stage of its investment, and it plans on completing its next stage of investment before the end of its fiscal year, May 31, 2011.

The Company has analyzed its investment in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323), and concluded that its 34% minority interest investment does give the Company significant influence over Mesocoat’s business actions, board of directors, or management, and therefore the Company accounts for its investment using the Equity Method. An audit of Mesocoat, by a PCAOB registered auditor for the years ended May 31, 2010 and 2009 has been substantially completed. The Company has analyzed its investment in accordance with ASC323 and has determined that no impairment of its investment is necessary at this time; since the Company’s intention to exercise its future options to increase investment represents level 2 indicators of fair value of its existing investment. In addition, the Company has reduced the amount of its investment by $331,414, which represents its equity in Mesocoat’s loss, for the period ended February 28, 2011.

Please see below for a discussion on how the planned purchase of ownership in Powdermet affects the Company’s investment in Mesocoat.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended January 31, 2011 and 2010

NOTE 6 - INVESTMENT IN NON-CONTROLLING INTEREST - continued

Powdermet, Inc.

Under the terms of the Company’s September 7, 2010 amendment to its stock purchase agreement dated June 28, 2010, it entered into a stock purchase agreement with Kennametal Inc. (“Kennametal”) to purchase from Kennametal 596,813 shares, representing a 41% interest in Powdermet, Inc. (“Powdermet”), in exchange for $1,500,000.

The terms and conditions of the stock purchase agreement required the Company to pay an initial payment of $500,000 to Kennametal on September 7, 2010, and the remainder on or before September 30, 2010. The stock purchase agreement contains additional terms related to monthly liquidated damages in the amount of $50,000 per month starting October 1, 2010. The transaction was to have closed no later than December 31, 2010.

The Company made the initial payment of $500,000 on September 7, 2010 and did not make the payment on the balance as agreed; accordingly the Company recorded liquidating damages of $50,000 per month beginning October 1, 2010, for a total of $250,000 as of the period ended February 28, 2011.

On January 19, 2011, the Company amended the stock purchase agreement with Kennametal to complete the purchase of Powdermet shares from Kennametal no later than February 15, 2011 for $1,150,000. The Company did not make its payment on the balance as agreed. On March 21, 2011, the entered into an accord and satisfaction agreement to fulfill the terms of its agreement and settled the debt in full to Kennametal in the amount of $1,200,000, thereby completing the purchase of 41% interest in Powdermet.

Powdermet is the parent company of MesoCoat. Andy Sherman serves as the chief executive officer of each of Powdermet and MesoCoat in addition to his duties as a member of the Company’s board of directors.

The Company has analyzed its investment in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323), and concluded that its 41% minority interest investment does give it significant influence over Powdermet’s business actions, board of directors, or management, and therefore in future periods the Company will account for its investment using the Equity Method. Although the Company owns 41% of Powdermet, and indirectly an additional 34% of Mesocoat, it still does not have control of Mesocoat, and therefore will continue to account for its investment according to the equity method of accounting.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended January 31, 2011 and 2010

NOTE 7 – NOTES PAYABLE

As of February 28, 2011 and 2010, the Company’s loans payable balances consist of:

	February 28,
Description	2011	2010
Uncollateralized demand note to an unrelated entity bearing no interest	$ -	$ 10,000
Uncollateralized demand note to an unrelated entity bearing no interest	-	10,000
Uncollateralized demand note to an unrelated entity bearing 1% interest per annum	156	156
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	70,000	70,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	83,541	-
	$ 153,697	$ 90,156

The Company also owed $22,639 and $9,949 in accrued interest for the above notes as of February 28, 2011 and 2010, respectively. In the period ended February 28, 2011, the Company paid $964 interest on a previously paid loan payable, and converted $462,228 of loans payable into common stock as part of the private placements discussed in Note 8. As a result of this note conversion the Company incurred a stock expense on note conversions of $60,733.

NOTE 8 – STOCKHOLDERS' EQUITY

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

Common Stock Issuances

For the nine months ended February 28, 2011, the Company issued the following shares:

Private placements

On October 21, 2010, the Company completed a private placement of 1,100,000 shares of common stock for $825,000. This placement was paid for by $425,000 in cash and a conversion of debt owed of $400,000. On the debt conversion the Company also incurred a stock expense on the note conversion of $37,333, and this charge is reflected in its operations statement.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended January 31, 2011 and 2010

NOTE 8 – STOCKHOLDERS' EQUITY - continued

Private placements - continued

On October 22, 2010, the Company completed a private placement of 1,660,000 shares of common stock for cash of $1,245,000.

On December 10, 2010, the Company extinguished debt in exchange for 240,000 of its common shares valued at $0.75 per share owed to an individual and an entity in the amounts of $112,500 and $64,500 respectively.  This placement included a subscription payable totaling $3,000. On the debt conversion the Company also incurred a stock expense on note conversion of $23,400, and this charge is reflected in its operations statement.

On January 27, 2011, the Company closed a private placement for $160,000, or 160,000 units consisting of one share of its restricted common stock and one-half share common stock warrant to purchase shares of its common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement the Company had no offering costs for a net of $160,000.

Share based compensation

On November 16, 2010, the Company issued 60,000 shares of its common stock for services performed valued at $60,600.

Warrants Granted

A summary of the common stock warrants outstanding as of the period ended February 28, 2011 is presented below:

Number of Warrants
Balance at June 1, 2010	2,300,000
Granted	80,000
Exercised	-
Forfeited or Expired	-
Balance at February 28, 2011	2,380,000
Exercisable at February 28, 2011	2,380,000

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended January 31, 2011 and 2010

NOTE 9 – RELATED PARTY TRANSACTIONS

As of February 28, 2011 and 2010, the Company had balances totaling $174,540 and $4,345 outstanding in accounts payable - related party, respectively. In addition to related party transactions mentioned elsewhere, the Company is party to below agreements and transactions detailed below:

Consulting Agreements

a)       On June 1, 2010, the Company entered into a consulting agreement with a company controlled by the spouse of its chief executive officer. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and rental of office space $1,200, and will be in effect until June 1, 2011. On December 1, 2010, the Company entered into a revised consulting agreement to supersede the above agreement, with the same company as above. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and rental of office space $2,213, and will be in effect until December 1, 2011. For the period ended February 28, 2011 and 2010, the Company expensed $22,500 and $37,500, respectively, in connection with this contract and their previous contract and are included in consulting fees – related parties. As of February 28, 2011 and 2010, the Company owed $342 and $0, respectively, which amounts are included in accounts payable - related party.

b)      On August 20, 2010, the Company entered into a consulting agreement commencing August 1, 2010 with a related individual to perform duties as its chief financial officer. The terms of the consulting agreement are $8,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until July 31, 2012. The consultant was also granted 200,000 stock options with an exercise price of $0.65 per share; that vest equally over 3 years (see Note 11). For the period ended February 28, 2011 and 2010, the Company expensed $56,000 and $0, respectively, in connection with this contract and such amounts are included in consulting fees – related parties. As of February 28, 2011 and 2010, the Company owed $37,340 and $3,300, respectively, which amounts are included in accounts payable - related party.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended January 31, 2011 and 2010

NOTE 9 – RELATED PARTY TRANSACTIONS - continued

Notes receivable

a)      On March 1, 2010 a loan of $25,000 paying 10% interest per annum payable by February 26, 2011 was provided to a company owned by a related party. Interest is payable quarterly or as mutually agreed on. Accordingly the Company has recorded interest income of $1,063 on this note. Additionally on April 21, 2010 a loan of $25,000 paying 10% interest per annum payable by April 16, 2011 was provided to a second company owned by the same related party. Interest is payable quarterly or as mutually agreed on. Accordingly the Company has recorded interest income of $1,063 on this note. On December 1, 2010 the Company applied the balance of one of the above $25,000 notes receivable to their accounts payable balance due to the related party and wrote off $1,583 in accrued interest income, which is reflected in loss of debt settlement on the accompanying statement of operations. The remaining amounts owed to the Company may be assigned to a related party of the unrelated party, and applied to their accounts payable once a final agreement is made. Accordingly, the Company has reflected these notes as a contra-payable to offset the payable balance due to the same individual.

b)      On April 29, 2010, the Company entered in to a non-collaterized note receivable with a related company with some common ownership on an interest free basis, payable on demand. During the period ended February 28, 2011, the Company repaid $4,000 cash on this note and has a balance remaining of $4,500.

Prior period adjustment

a)      During the current nine months ended February 28, 2011, the Company reclassified consulting fees – related party to payroll expense on its operations statement in the $35,400, because it has  an employment agreement with the employee and adjusted expenses previously recorded in the year ended May 31, 2010.

NOTE 11 – STOCK – BASED COMPENSATION

2009 Stock Option Plan

The Company’s board of directors adopted and approved a 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of its common stock. As of the year ended May 31, 2010 the Company had granted 3,150,000 options.

On August 20, 2010, the Company granted 200,000 stock options to its chief financial officer at an exercise price of $0.65 per share. The options expire ten years from the grant date, and vest in equal one third parts on the anniversary of the option grant date.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended January 31, 2011 and 2010

NOTE 11 – STOCK BASED COMPENSATION - continued

On October 19, 2010, the Company granted 1,200,000 stock options to several consultants at an exercise price of $0.75 per share. On November 17, 2010, the Company granted 25,000 stock options to a consultant at an exercise price of $1.01 per share. On November 20, 2010, the Company granted 1,000,000 stock options to a consultant at an exercise price of $1.01 per share. On January 25, 2011, the Company granted 25,000 stock options to a consultant at an exercise price of $1.25 per share. All of these options expire ten years from the grant date, and vest in equal one third parts on the anniversary of the option grant date. After these grants there are 4,400,000 stock options available for future grant under the Plan.

The board of directors administers the Plan, however, they may delegate this authority to a committee formed to perform the administration function of the Plan. The board of directors or a committee of the board has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award.  The Company’s board of directors may amend or modify the Plan at any time.  However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

The Plan permits the Company to grant Non-Statutory stock options to employees, directors and consultants.  The options issued under this Plan are intended to be Non-Statutory Stock Options exempt from Code Section 409A.

The duration of a stock option granted under the Plan cannot exceed ten years.  The exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of grant.

The Plan administrator determines the term of stock options granted under the Plan, up to a maximum of ten years, except in the case of certain events, as described below.  Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's relationship with the Company ceases for any reason other than disability or death, the optionee may exercise any vested options for a period of ninety days following the cessation of service.  If an optionee's service relationship with the Company ceases due to disability or death the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability or death.

Unless the Plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order.  An optionee may designate a beneficiary, however, who may exercise the option following the optionee's death.

The value of employee and non-employee stock warrants granted during the period ended February 28, 2011 was estimated using the Black-Scholes model with the following assumptions:

	August 20, 2010	October 19, 2010	November 17, 2010	November 20, 2010	January 25, 2011
Expected volatility (based on historical volatility)	194.09%	194.09%	194.09%	194.09%	183.18%
Expected dividends	0.00	0.00	0.00	0.00	0.00
Expected term in years	10	10	10	10	10
Risk-free rate	0.95%	0.95%	0.95%	0.95%	0.95%

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended January 31, 2011 and 2010

NOTE 11 – STOCK BASED COMPENSATION - continued

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the period ended February 28, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at June 1, 2010	3,150,000	$0.60	$2,041,966
Granted	2,450,000	0.85	2,092,266
Exercised	-	0.60	-
Forfeited or Expired	(100,000)	0.39	(39,928)
Balance at February 28, 2011	5,500,000	$0.74	4,094,304
Exercisable at February 28, 2011	933,240	$0.61	573,827
Weighted average fair value of options granted during the year		$0.85

The following table summarizes information about employee stock options under the 2009 Plan outstanding at February 28, 2011:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at February 28, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at February 28, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.60	2,400,000	10.00 Years	$0.60	$1,450,863	933,240	$0.61	$573,827
$0.65	200,000	10.00 Years	$0.64	$129,734	-0-	$0.00	$-0-
$0.75	1,600,000	10.00 Years	$0.70	$1,121,941	-0-	$0.00	$-0-
$1.01	1,025,000	10.00 Years	$1.00	$1,033,610	-0-	$0.00	$-0-
$1.25	25,000	10.00 Years	$1.22	$30,638	-0-	$0.00	$-0-
$1.30	250,000	10.00 Years	$1.29	$324,519	-0-	$0.00	$-0-
	5,500,000	10.00 Years	$0.74	$4,091,305	933,240	$0.61	$573,827

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended January 31, 2011 and 2010

NOTE 11 – STOCK BASED COMPENSATION - continued

The total value of employee and non-employee stock options granted during the period ended February 28, 2011, was $2,092,266. During period ended February 28, 2011 the Company recorded $746,177 in stock-based compensation expense relating to stock option grants.

At February 28, 2011 there was $3,031,815 of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro rata through January 25, 2014.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have an material impact on the financial statements of the Company.

NOTE 13– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements except as follows.

•         On March 16, 2011 the Company authorized the issuance of a convertible promissory note to Sonoro Invest SA in the sum of $1,500,000 at a rate of 5% interest per annum, convertible at the option of the holder into $1.00 units consisting of one common share and one half warrant to purchase common stock with an exercise price of $1.50 per share for a period of two years from the conversion.

•         On March 21, 2011, the Company entered into an accord and satisfaction agreement to fulfill the terms of its agreement and settled its debt in full to Kennametal in the amount of $1,200,000.

•         On March 25, 2011 the Company entered into an Assignment Agreement for the exclusive right to distribute MesoCoat’s products intended for application specific to the oil and gas pipeline industry.

•         On March 25, 2011 the Company authorized the issuance of 150,000 shares of its common stock to a company as consideration for entering into an Assignment Agreement.

•         On March 25, 2011 the Company authorized the issuance of 56,960 shares of its common stock to a company as a bonus for amending an Employment Agreement with the company’s principal.

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

We have to date successfully acquired non-controlling interests in MesoCoat, Inc. (“MesoCoat”), an advanced coatings company based in Ohio, and in MesoCoat’s parent company, Powdermet Inc. (“Powdermet”), a metal formulations company based in Ohio. The Company is also currently evaluating future acquisition opportunities to add to its portfolio.

Plan of Operation

The Company’s plan of operation for the coming year is to develop its 61% direct and indirect non-controlling equity investment in MesoCoat and position the firm to succeed in commercialization efforts while evaluating whether to increase that investment to 85% pursuant to the terms and conditions of our agreement with the shareholders of MesoCoat. The Company has loaned MesoCoat $1,600,000 against the option to increase its direct equity interest in MesoCoat to 51% and intends to complete the exercise of this option before the end of its fiscal year end. We have also begun to develop our 41% direct non-controlling equity investment in Powdermet towards commercializing its proprietary technology. Further, the Company is constantly seeking out other prospective business acquisitions.

A tremendous need exists today to find better corrosion protection and wear prevention technologies to replace many of the coating materials currently used in the $89 billion coatings industry. MesoCoat offers two such solutions. MesoCoat plans to sell its CermaClad™ market solution at approximately 20% below the market price of today’s corrosion resistant alloy (CRA) clad materials. The ability to decrease below the market price of current offerings is due primarily to the efficiency of the process. MesoCoat expects to sell PComP™ application services to commercial buyers and the U.S. military. The U.S. Department of Defense has widely publicized that in the future its budgets will be focused on sustaining current platforms rather than developing or producing new ones. MesoCoat offers government agencies the ideal environmentally friendly anti-corrosion/wear resistant material solutions it needs today to sustain current platforms.

Powdermet is building new “metal formulations” as well as providing advanced “energy management” solutions over a broad range of commercial applications for the transportation, infrastructure and ballistic management markets.  Powdermet has four product families with high commercial potential under development including:  SComP, a family of syntactic metal composites known for their light weight properties and ability to absorb 500% more impact energy when compared to current best practice impact and ballistic materials like aluminum alloys; MComP, a family of nanocomposite metal and metal matrix composites designed to be a market replacement for beryllium, aluminum and magnesium in structural applications; EnComP, a diverse family of engineered microstructure energy based solutions; and SynFoam, a family of structurally insulating syntactic ceramic composites combining strength, high temperature functionality and low thermal conductivity into one multifunctional material.

The Company will require a minimum additional amount of $3,000,000 in debt or equity funding over the next twelve months to fulfill its business plan though it will seek a higher amount to aggressively pursue its commercialization strategy for MesoCoat and Powdermet products. The funding sought is not currently available, though we are in the process of securing verbal commitments from prospective investors for private placements of our restricted common stock. Should we be unable to secure additional financing from outside sources or our existing shareholder base, we will most likely be unable to meet our milestones, and may need to scale back operations. Any shortfall in minimum funding will adversely affect our ability to expand or even continue operations.

Results of Operations

During the nine month period ended February 28, 2011, we (i) focused our efforts on our non-controlling interest in MesoCoat, (ii) progressed our efforts to acquire a non-controlling interest in Powdermet, (iii) strengthened our management team with industry experts, (iii) enlarged our board of directors, (iv) sought financings and a concluded a financing in December 2011 for $2,250,000 to close our respective acquisition agreements with MesoCoat and Kennametal, and (v) continued to identify prospective business opportunities for merger or acquisition. The agreements regarding our investments with MesoCoat and Powermet have advanced as follows:

•         On December 8, 2010, the Company amended the Investment Agreement with MesoCoat to extend the time frame in which it holds the exclusive option to acquire a fully diluted 51% interest in MesoCoat until five business days subsequent to the completion of MesoCoat’s May 31, 2010 audit, which audit is substantially compete, though not issued, as of the date of this filing.

•         On January 19, 2011, the Company’s amended the Stock Purchase Agreement with Kennametal to complete the purchase of Powdermet shares from Kennametal and on March 21, 2011, the Company entered into an accord and satisfaction agreement to conclude the terms and conditions of an amended stock purchase agreement pursuant to which the Company purchased from Kennametal 596,813 shares in Powdermet, or 41% interest, in exchange for an aggregate of a previous payment of $500,000 and final payment of $1,200,000. The funding for the final payment was provided by a convertible promissory note issued on March 16, 2011 to Sonoro Invest SA in the sum of $1,500,000.

Since investing in MesoCoat we have (i) assisted with interviewing and hiring new senior management, (ii) redefining its market strategy, (iii) improving its branding, (iv) introducing it to several new potential joint commercialization partners, and (v) aggressively getting it to accelerate R&D schedules by negotiating favorable engineering contracts with third parties.

Subsequent to the period ended February 28, 2011:

•         The Company entered into an Assignment Agreement for the exclusive right to distribute MesoCoat’s products intended for application specific to the oil and gas pipeline industry.

  MesoCoat broke ground on a new 11,000 sq. ft. manufacturing plant in Euclid, Ohio. Full-s cale production from the plant is expected to begin early in 2012. The plant will be able to produce 10,000 square meters of CermaClad tubing per year and will be able to fabricate PComP products for application in the aerospace, oil and gas, mining, and chemical processing industries.

•         MesoCoat signed a Cooperation Agreement with Petroleo Brasileiro S.A.  (Petrobras), to develop and qualify the CermaClad™ process for the application of CRA (corrosion resistant alloys) to the internal and external surfaces of pipes using proprietary High Density InfraRed (HDIR) lamp technology. Petrobras is a leading integrated oil and gas company headquartered in Rio de Janiero, Brazil, and is the is the largest company in Latin America

•         MesoCoat entered into a collaborative effort with the University of Akron to develop and accelerate commercialization of advanced inorganic coatings directed at reducing the nation’s $300 billion corrosion problem. The university’s Corrosion and Reliability Engineering (CAREs) program and MesoCoat will perform development, testing and risk reduction of advanced inorganic coatings in a new joint-use facility to be built at the university financed by a $2 million grant. MesoCoat will provide development engineers and technicians to supervise and train university interns as well as their award winning CermaClad™ high energy density, large area, high speed cladding technology to apply these advanced coatings to various metal surfaces

Management has also spent significant time developing an extensive deal sourcing network, including top international university materials sciences laboratories; government sponsored labs, industry brokers, lawyers and materials sciences’ association executives, as well enlarging its advisory board with specific technology skills.

Net Losses

For the period from inception until February 28, 2011, the Company incurred net losses of $4,719,341. Net losses for the three month period ending February 28, 2011 were $1,066,280 as compared to $260,368 for the three month period ending February 28 , 2010. Net losses for the nine month period ended February 28, 2011 were $2,701,210 as compared to $400,303 for the nine month period ended February 28 , 2010. The increase in net losses over the comparative periods can be primarily attributed to operating expenses, liquidated damages associated with our agreement to acquire shares of Powdermet, and losses associated with the value of our investment in MesoCoat.

We have never generated sufficient revenue to fund operations and expect to continue to operate at a loss through fiscal 2011.

Operating Expenses

Operating expenses for the three month period ended February 28, 2011 were $882,023 as compared to $258,968 for the three month period ended February 28, 2010. Operating expenses for the nine month period ended February 28, 2011 were $2,105,030 as compared to $390,803 for the nine month period ended February 28, 2010. The increase in operating expenses over the comparative periods can be attributed to increases in general and administrative expenses, stock expense on a note conversion, and stock option expenses. General and administrative expenses include accounting costs, consulting fees, employment costs, and professional fees.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material effect on operations for the period from June 27, 2006 (inception) to February 28, 2011.

Capital Expenditures

The Company has not spent any significant amounts on capital for the period from June 27, 2006 (inception) to February 28, 2011.

Liquidity and Capital Resources

The Company has been in the development stage since inception. As of February 28, 2011 the Company had a working capital deficit of $1,014,053, current assets of $9,408 consisting of cash, note receivable, and prepaid expenses, and total assets of $2,649,255 consisting of current assets, investments in MesoCoat and Powdermet, computer equipment, and a website. As of February 28, 2011 the Company had current and total liabilities of $1,023,461, consisting of accounts payable and accruals, accounts payable to related parties, loans payable and accruals, and accrued liabilities. Stockholders equity in the Company was $1,625,793 as of February 28 , 2011.

For the period from inception until February 28, 2011, the Company’s cash flow used in operating activities was $1,458,064. Cash flow used in operating activities for the nine month period ending February 28, 2011, was $730,413 compared to $387,901 for the nine month period ending February 28, 2010. Cash flow used in operating activities during the current nine month period can be attributed to net losses from operations. We expect to continue to use cash flow in operating activities until such time as we realize a gain on our portfolio investments.

For the period from inception until February 28, 2011, the Company’s cash flow used in investing activities was $3,370,510. Cash flow used in investing activities for the nine month period ending February 28, 2011, was $1,761,018 as compared to $1,400,030 for the nine month period ending February 28, 2011. Cash flow used in the current period can be primarily attributed to the payment of $1,260,000 to MesoCoat and its payment of $500,000 to Kennametal as a deposit against purchasing an equity interest in Powdermet. Since the end of the period we have used cash flow in investing activities by concluding our purchase of Powdermet shares and expect to use additional cash flow in investing activities to increase our investment in MesoCoat.

For the period from inception until February 28, 2011, the Company’s cash flow provided by financing activities was $4,832,237. Cash flow provided by financing activities for the nine month period ending February 28, 2011 was $2,454,529 as compared to $2,145,448 for the nine month period ending February 28 , 2011. Cash flow provided by financing activities in the current period is attributable to proceeds from the sale of common stock and loans payable. We expect to continue to have cash flow provided by financing activities as the Company completes new rounds of financing as it seeks to build on its investment portfolio.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require debt or equity financing. We have no commitments or arrangements for this financing though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, or the procurement of long term debt. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers and directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of February 28, 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to its ability to continue as a going concern as a result of net losses of $2,018,132 and a working capital deficit of $205,399 as of May 31, 2010, which have increased to $4,719,341 and $1,014,053, respectively, as of February 28, 2011.Our ability to continue as a going concern is dependent on realizing a profit from operations and gains on investment or obtaining funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing a gain from its investments in MesoCoat and Powermet; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Results of Operations and Description of Business, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•         our anticipated financial performance;

•         uncertainties related to the commercialization of proprietary technologies held by entities in which we have an investment interest;

•         our ability to generate revenue from operations or gains on investments;

•         our ability to raise additional capital to fund cash requirements for operations;

•         the volatility of the stock market; and

•         general economic conditions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended February 28, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company incurred net losses of $4,719,341 for the period from June 27, 2006 (inception) to February 28, 2011. Since we have been without significant revenue since inception and currently have no revenue producing operations outside of that produced from our interests in portfolio investment companies, historical losses may continue into the future.

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

Changes in the general domestic and international climate may adversely affect the financial performance of the Company, MesoCoat and Powdermet. Factors that may contribute to a change in the general economic climate include industrial disputes, interest rates, inflation, international currency fluctuations and political and social reform. Further, the delayed revival of the global economy is not conducive to rapid growth, particularly of technology companies with newly commercialized products.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2011 the board of directors of the Company authorized the issuance of 150,000 shares of its common stock to Polythermics, LLC, pursuant to an Assignment Agreement between the Company, Polythermics, LLC and MesoCoat, which authorization was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On March 25, 2011 the board of directors of the Company authorized the issuance of 56,960 shares of its common stock to Polytherm Technologies LLC pursuant to the Employment Agreement, as amended, with John Neukirchen, which authorization was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On March 16, 2011 the board of directors of the Company authorized the issuance of a convertible promissory note to Sonoro Invest SA in the sum of $1,500,000 at a rate of 5% interest per annum, convertible at the option of the holder into $1.00 units consisting of one common share and one half   warrant to purchase common stock with an exercise price of $1.50 per share for a period of two years from the conversion, authorized in reliance on the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

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

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to one offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the common shares were offereed and authorized was a non-U.S. offeree with an address in a foreign country.

On March 16, 2011 the board of directors of the Company authorized the grant of 150,000 options to purchase shares of the Company’s common stock to Paal Syverson, and 20,000 options to purchase shares of the Company’s common stock to David Vander Gulik in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the grants were isolated private transactions by the Company which did not involve a public offering; (2) the grantees have access to the kind of information which registration would disclose; and (3) the grantees are financially sophisticated.

On February 3, 2011 the board of directors of the Company authorized the issuance of 160,000 shares of its common stock and 80,000 warrants to purchase common stock with an exercise price of $1.50 per share for a period of two years from the date of issuance  to Paramount Trading Company, Inc. in exchange for $160,000 or $1.00 per unit pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the persons to whom the common shares were issued and authorized were non-U.S. persons with addresses in foreign countries.

On January 25, 2011, the board of directors of the Company authorized the grant of 25,000 stock options to Anupam Ghildyal for services rendered, which options have an exercise price of $1.25 per share, expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the grant date, which options were authorized in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On December 10, 2010 the board of directors of the Company extinguished debt in the amount of $177,000 and realized a subscription payable of $3,000 for an aggregate of $180,000 in exchange for shares of common stock valued at $0.75 per share in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act. as follows:

Investor	Net Consideration	Exemption	Shares
Edward P. Phelan	$112,500	Sec 4(2)	150,000
Kosson Ventures Ltd.	$67,500	Reg S/Sec 4(2)	90,000

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by the Company which did not involve a public offering; (2) the offerees have access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the persons to whom the common shares were issued and authorized were non-U.S. persons with addresses in foreign countries.

On October 22, 2010 the board of directors of the Company authorized the issuance of 1,600,000 shares of its common stock to Bank Julius Baer & Co.  Ltd. in exchange for $1,245,000 valued at $0.75 per share in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by the Company which did not involve a public offering; (2) the offerees have access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the persons to whom the common shares were issued and authorized were non-U.S. persons with addresses in foreign countries.

On October 21, 2010 the board of directors of the Company authorized the issuance of 1,100,000 shares of its common stock to Cat Brokerage AG in exchange for the extinguishment of debt in the amount of $400,000 and the realization of  a subscription payable of $425,000 valued at $0.75 per share for an aggregate of $825,000 in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by the Company which did not involve a public offering; (2) the offerees have access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the persons to whom the common shares were issued and authorized were non-U.S. persons with addresses in foreign countries.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 34 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Abakan Inc.	Date
/s/ Robert H. Miller By: Robert H. Miller Its: President, Chief Executive Officer and Director	April 18, 2011
/s/ Costas Takkas By: Costas Takkas Its: Chief Financial Officer and Principal Accounting Officer	April 18, 2011

INDEX TO EXHIBITS

Exhibit No.      Exhibit Description

3(i)*                       Certificate of Incorporation of the Company, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

3(ii)*                      Bylaws of the Company, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

10(i)*                                     Certificate of Change (Pursuant to NRS 78.209), incorporated hereto by reference to the Form 8-K, filed with the Commission on September 9, 2008.

10(ii)*                    Articles of Merger (Pursuant to NRS 92A.200), incorporated hereto by reference to the Form 8-K, filed with the Commission on September 9, 2008.

10(iii)*                   Memorandum of Understanding, incorporated hereto by reference to the Form 8-K, filed with the Commission on September 9, 2008.

10(iv)*                   Share Purchase Agreement, incorporated hereto by reference to the Schedule 13-D, filed with the Commission on September 29, 2008.

10(v)*                    Share Purchase Agreement, incorporated hereto by reference to the Schedule 13-D, filed with the Commission on September 29, 2008.

10(vi)*                   Articles of Merger dated November 9, 2009, incorporated hereto by reference to the Form 8-K filed with the Commission on December 9, 2009.

10(vii)*                  Agreement and Plan of Merger dated November 9, 2009, incorporated hereto by reference to the Form 8-K filed with the Commission on December 9, 2009.

10(viii)*                 Consulting agreement dated December 1, 2009, between the Company and Mr. Greenbaum, incorporated hereto by reference to the Form 8-K filed with the Commission on May 28, 2010.

10(ix)*                   Investment Agreement dated December 9, 2009, between the Company, MesoCoat and Powdermet, incorporated hereto by reference to the Form 8-K filed with the Commission on December 17, 2009.

10(x)*                    Agreement dated April 30, 2010 between the Company and Mr. Buschor, incorporated hereto by reference to the Form 8-K filed with the Commission on May 11, 2010.

10(xi)*                   Stock Purchase Agreement dated June 29, 2010 between the Company and Kennametal, incorporated hereto by reference to the Form 8-K filed with the Commission on September 15, 2010.

10(xii)*                  Employment agreement dated August 20, 2010, between the Company and Mr. Takkas, incorporated hereto by reference to the Form 8-K filed with the Commission on August 26, 2010.

10(xiii)*                 Amendment No. 1 to Stock Purchase Agreement dated September 7, 2010, incorporated hereto by reference to the Form 8-K filed with the Commission on September 15, 2010.

10(xiv)*                Amendment to the Investment Agreement dated December 8, 2010, between the Company, MesoCoat and Powdermet, incorporated hereto by reference to the Form 10-Q filed with the Commission on January 19, 2011.

10(xv)*                 Accord and Satisfaction Agreement dated March 21, 2011 between the Company and Kennametal, Inc., incorporated hereto by reference to the Form 8-K filed with the Commission on March 25, 2011.

10(xvi)                   Assignment Agreement dated August 25, 2011 with Polythermics LLC and MesoCoat.

21*                         Subsidiaries of the Company, incorporated hereto by reference to the Form 10-K filed with the Commission on December 21, 2010.

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

            *         Incorporated by reference to previous filings of the Company.