Form 10-K
period 2011-05-31
ABAKAN, INC
filed 2011-09-13
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  _to                   .

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

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates (36,157,425 shares) was $49,716,459 based on the average of the bid and ask price ($1.375) for the common stock on September 12, 2011.

At September 12, 2011, the number of shares outstanding of the registrant’s common stock, $0.0001 par value (the only class of voting stock), was 59,377,425.

ITEM 1.          BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Abakan Inc. unless context indicates otherwise.

Corporate History

The Company was incorporated in the State of Nevada on June 27, 2006 under the name “Your Digital Memories Inc.”

Waste to Energy Group Inc., a wholly-owned subsidiary of the Company, was incorporated in the state of Nevada on August 13, 2008. Waste to Energy Group Inc., and the Company entered into an Agreement and Plan of Merger on August 14, 2008. The board of directors of Waste to Energy Group Inc. and that of the Company deemed it advisable in the best interests of their respective shareholders that Waste to Energy Inc. be merged into the Company with the Company being the surviving entity as “Waste to Energy Group Inc.”

Abakan Inc., a wholly-owned subsidiary of the Company, was incorporated in the state of Nevada on November 6, 2009. Abakan Inc. and the Company entered into an Agreement and Plan of Merger on November 6, 2009. The board of directors of Abakan Inc. and that of the Company deemed it advisable in the best interests of their respective shareholders that Abakan Inc. be merged into the Company with the Company being the surviving entity as “Abakan Inc.”

We are a development stage company.

Our corporate office is located at 2665 S. Bayshore Drive, Suite 450, Miami, Florida, 33133 and our telephone number is (786) 206-5368. Our registered agent is EastBiz.com, Inc., located at 5348 Vegas Drive, Las Vegas, Nevada, 89108, and their telephone number is (702) 871-8678.

Our common stock is quoted on the OTCQB electronic quotation system under the symbol “ABKI”.

The Company

The Company intends to become a leader in the multi-billion dollar advanced coatings and metal formulations markets by assembling controlling interests in a small number of next generation technology firms. We expect to achieve this goal by investing in R&D firms and technology start-ups that have the potential to substantially impact the surface engineering and energy management needs of Fortune 1000 companies and government entities. The Company is actively involved in supporting the R&D, market development, and commercialization efforts of those entities in which it has invested. We have to date acquired a 51% controlling interest in MesoCoat, Inc. (“MesoCoat”) and a 41% non-controlling interest in Powdermet, Inc. (“Powdermet”). Since Powdermet owns 49% of MesoCoat, the Company’s interest in Powdermet represents a 20% indirect interest in MesoCoat.

MesoCoat, Inc.

On December 11, 2009, the Company executed an Investment Agreement, dated       December 9, 2009, with MesoCoat and Powdermet in order to purchase 79,334 newly issued MesoCoat shares, equal to a fully diluted 34% equity interest in MesoCoat for $1,400,030.   Powdermet was MesoCoat’s sole shareholder prior to the transaction owned 52% by Andrew Sherman (the CEO and a director of both MesoCoat and Powdermet who became a director of the Company on August 20, 2010), 41% by Kennametal, Inc. (an unrelated company) and 7% by other unrelated parties.

On March 21, 2011, the Company purchased 596,813 shares of Powdermet from Kennametal equal to a fully diluted 41% interest in Powdermet.

On July 11, 2011 the Company placed MesoCoat and Powdermet on notice of its intent to complete the purchase of an additional equity interest in MesoCoat in accordance with the Investment Agreement. The Company completed the purchase of 86,156 newly issued shares, equal to a fully diluted 17% equity interest for $2,800,000 on July 13, 2011 thereby increasing its direct ownership of MesoCoat to a fully diluted 51% interest.

The Company has to date acquired a 51% controlling interest in MesoCoat and a 41% non-controlling interest in Powdermet. Since Powdermet owns 49% of MesoCoat, the Company’s interest in Powdermet represents a 20% indirect interest in MesoCoat.

The Investment Agreement provides us with additional options to increase our equity interest in MesoCoat, as follows:

  An option which entitles the Company to purchase an additional 24% equity interest in exchange for $16,000,000 by July 13, 2012. The exercise of this option would increase the Company’s direct holdings to a fully diluted 75% of MesoCoat and entitle the Company’s management to appoint a fourth member to MesoCoat’s five-person board of directors (the Company currently has a right to appoint three of MesoCoat’s directors, one of which must be independent).
  An option which entitles minority shareholders of MesoCoat, for a period of 12 months after the exercise of the option detailed above, to cause the Company to pay an aggregate amount of $14,600,000, payable in shares of the Company’s common stock or a combination of cash and shares, in exchange for all remaining outstanding shares of MesoCoat.

MesoCoat’s Business

MesoCoat is an Ohio-based materials-science company intent on becoming a technology leader in metal protection and repair based on its metal coating and metal cladding technologies designed to address specific industry needs related to conventional oil and gas, oil sands, mining, aerospace, defense, infrastructure, and shipbuilding. The company was originally formed as a wholly owned subsidiary of Powdermet, known as Powdermet Coating Technologies, Inc., to focus on the further development and commercialization of Powdermet’s nanocomposite coatings technologies. The company was renamed as MesoCoat in March of 2008. Thereafter, in July of 2008, the coatings and cladding assets of Powdermet were conveyed to MesoCoat through an asset transfer, an IP license, and a technology transfer and manufacturing support agreement.

MesoCoat has exclusively licensed and developed a proprietary metal cladding application process as well as advanced nano-composite coating materials that combine corrosion and wear resistant alloys, and nano-engineered cermet materials with proprietary high-speed application systems. The result is protective cladding applications that will be offered on a competitive basis with existing market solutions. The coating materials unite high strength, hardness, fracture toughness, and a low coefficient of friction into one product structure. MesoCoat’s products are currently undergoing extensive testing by the U.S. Air Force, U.S. Navy and Marine Corp, oil field service companies, and original equipment manufacturers (OEMs).

MesoCoat products nearing commercialization are CermaCladTM for cladding applications and PComP TM for cermet-metallic composite powder thermal spray applications.

CermaClad™

CermaClad™ is a premier metallurgically bonded, high rate cladding solution optimized to manage the risks and consequences of corrosion damage and the failure of large assets such as oil and gas pipelines, refineries, ships, and bridges. In corrosive environments, including seawater, road salt, unprocessed oil, chemical processing, metals production, and other industrial applications, asset owners and operators either need to periodically maintain and replace major assets,  using expensive, corrosion resistant alloy materials, which substantially run up costs, or clad their carbon steel with a corrosion resistant alloy coating. Cladding solutions such as CermaClad™ can save up to 80% of the cost of using solid alloys, while providing equivalent maintenance free corrosion lifetimes equal to the life of the asset. Clad metals are widely used in oil and gas exploration and production, marine transportation, mining, petrochemical processing and refining, nuclear, paper and pulp, desalination, and power generation industries. Each industry sector has different needs for this material. For instance, to meet growing global energy demands, oil companies continue to extend their offshore drilling efforts into deeper seas. The higher temperatures and corrosivity of deeper reserves eliminate plastics and other solutions from consideration, increasing the use of corrosion resistant alloys and lower-cost clad pipe alternatives.

CermaClad™ is MesoCoat’s proprietary cladding process which utilizes a high density infrared fusion heat source – an arc lamp – to metallurgically bond (make inseparable) metals, corrosion resistant alloys and/or cermets onto a metal substrate. Using this process, products like pipe and plates can be protected against harsh operating environments with great efficiency and speed compared to competing weld overlay products. Today, cladded steel is a specialized segment of the steel industry where it is estimated that demand outstrips supply.

The competitive advantages of CermaClad™ over current competing technologies and products are:

•         Cermaclad and other clad overlays are substantially lower cost than pure alloy products

•         CermaClad™ produces a metallurgically bonded overlay, reducing risk of catastrophic failure and buckling of lined pipes such as industry leader Butting’s BuBi bimetallic pipe

•         CermaClad can be applied to seamless pipe, eliminating 90% of welds which are a common source of early failure.

•         CermaClad™ application technology occurs with a 30-40cm wide “torch” compared to less than 1 cm for laser or inert gas welding torches, resulting in planned application rates over an order of magnitude faster than current weld overlay technologies.

•         CermaClad produces a smooth overlay that is virtually free of base metal dilution, improving inspectability and corrosion resistance, and eliminating many sources of corrosion and fatigue initiation.  Smooth surfaces also decrease flow resistance, enabling reduced friction losses in pipeline applications.

The CermaClad™ product line in development today is as follows:

  CermaClad™ CR (Corrosion Resistant Alloys)
  CermaClad™ WR (Wear Resistant)
  CermaClad™ HT (High Temperature)
  CermaClad™ LT (Low Thickness)

PComP™

PComP™ is a series of nanocomposite cermet coatings that are used to impart wear and corrosion resistance, and to restore dimensions, of metal components.  PComP competes against chrome and nickel plating, and tungsten carbide in the multibillion dollar inorganic metal finishing market.  Competing materials like hexavalent chrome, carbides and tungsten carbide cobalt have become major headaches for industrial producers in the metal finishing industry since these materials are on the EPA’s hazardous materials watch list and are legally banned in several countries. Industry spends billions annually on these hazardous materials, and Mesocoat’s customers can gain a competitive advantage while mitigating environmental liabilities by adopting green products and processes into their product offerings. While businesses grapple with the need to transition away from these harmful products, MesoCoat has developed a solution platform that we plan to offer at substantially lower cost and higher productivity than leading chrome alternatives, and which has shown order of magnitude improvements in head to head wear and corrosion performance testing

PComP™, named for its particulate composite powders, is one of the few economically viable industry replacement solutions for hard chrome and carbides due to the product line’s advanced corrosion, friction, wear and thermal barrier properties.

MesoCoat scientists have developed and patented a family of corrosion resistant coating solutions that combine extreme wear resistance, fracture toughness (resiliency), and a low friction coefficient all in one product structure. In conventional materials science toughness normally decreases as hardness and wear resistance increases by combining nano-level structure control and advanced materials science, , MesoCoat has developed a patented coating structure that can be both very tough and very wear resistant. Equally important, the hardness of a wear coating normally limits the ease with which it can be machined. The unique nanostructural design of the PComP™ coating solutions results in a coatings that can be machined through a finish grinder much faster than a product with a traditional carbide coating. The speed of coating application and final machining results in higher productivity and lower costs in metal finishing operations.

MesoCoat’s engineers have also been able to build an increased ductility into the PComP™ product structure combined with a lower stiffness than traditional carbides, imparting and ability to resist coating failure and spallation under heavy loads. Hard and brittle coatings often crack and flake off metals when stressed.  PComP™ has been designed to have increased ductility and strain tolerance. Products coated with PComP™ are extremely wear resistant and can sustain very high loads without cracking and flaking, making it suitable for use in highly loaded components such as oilfield equipment like mandrels, plungers, drill bits, hydraulics, and others used in highly turbulent offshore oil production.

The PComP ™ product line was specifically designed to meet the needs of two large markets: hard chrome plating and tungsten carbide coating replacement. The PComP™ family of nanocomposite coatings consists of five products, all of which have shown, in testing by third parties, to provide better wear, corrosion and mechanical properties at a lower life cycle cost than most of today’s alternatives.

MesoCoat intends to sell these products through different channels. Commercial sector accounts will have access to these advanced coatings by buying thermal spray application services from MesoCoat. Large OEM’s and Government agencies like the U.S. Air Force would procure raw powders as they are vertically integrated to do their own thermal spray applications using dedicated maintenance and repair depots. Recently, several defence organizations have been given congressional mandates to make better use of their existing equipment (planes, helicopters, jets, tanks and other armoured vehicles, etc.) as budgets for the purchase of new equipment will be limited over the next few years. MesoCoat’s low-cost, long-life coating materials should appeal to government buyers striving to meet budgetary restrictions.  Finally, to achieve more rapid penetration of a territorial (geographic) market, MesoCoat is actively qualifying preferred provider partners in certain territories (Houston and Los Angeles as two examples) to provide services in territories it is not currently able to service.

The competitive advantages of PComP™ for each of its two markets are as follows:

  Chrome replacement

•         PComP™ T-HT (High Toughness) is a high corrosion/wear resistant high velocity oxygen fuel (HVOF) coating for hard chrome replacement in hydraulic cylinders, boilers, chemical, and petrochemical applications. PComP provides both wear and corrosion resistance (unlike chrome), and significantly reduces environmental safety and health liabilities.  Furthermore, in many applications, thermal spray coatings such as PComP provide life multiples over chrome.  Lower coefficient of friction protects seals from premature wear and reduces energy consumption in rotating components through lower friction losses, and the lower coating stresses and higher toughness enable thicker coatings to be applied than chrome or other alternatives, meaning component life can be extended through enabling additional repair cycles.   PComP™ T-HT has significantly higher build-up rates than that of carbides, and grinding and finishing can be done faster and cheaper with conventional grinding techniques compared to the expensive diamond finishing process used for competing carbide coatings.

•         PComP™ T-HH (High Hardness) is a higher wear resistance, cobalt based version of PComP™ T-HT coating for hard chrome replacement in environments that need better wear resistance but have less severe corrosion requirements. PComP™ T-HH also provides good corrosion resistance in non-water environments and its low coefficient of friction and lack of coarse by-products also protects seals and mating surfaces from premature wear.

•         PComP™ S is a hard chrome replacement solution for aerospace applications that exhibits high toughness, wear resistance and displays increased spallation resistance. PComP™ S also has the lowest density of any chrome alternative, enabling significant fuel savings to be realized in transportation markets.

  Tungsten carbide replacement

•         PComP-T materials offer customers an alternative to escalating tungsten prices arising out of china’s near-monopoly on tungsten supplies.  Unlike tungsten carbide coatings, PComP uses primarily non-strategic, domestic materials such that PComP costs will decrease with increased volume, while tungsten prices have tripled in the last few years and are expected to have increase volatility in the future. Initial pricing is based on achiving a 50% cost reduction over current WC-Co-Cr component repair costs.

•         PComP™W is Mesocoat’s “nano-engineered” tungsten carbide coating solution, and offers significantly improved toughness and wear resistance over industry-standard tungsten carbide coatings, making it better for critical high wear applications such as gate valves. PComP™ W can replace conventional tungsten carbide cobalt in the thermal spray industry and provides increased wear resistance in abrasive wear applications, with higher toughness and impact resistance than ceramic alternatives such as alumina-titania. PComP-W is also significantly more robust than competing detonation gun and alternate coatings, achieving excellent results with much higher throughput and lower operating cost equipment such as standard HVOF guns.

Stage of Development

None of MesoCoat’s materials are currently produced on a full-scale commercial production basis even though some materials have been produced on a small scale. Even though some of the materials are in limited release, certain of MesoCoat’s materials are expected to be ready for commercial market entry and production within the next twelve months. The following table indicates our estimated timeline for the commercial introduction of those products that are most imminent:

Product	Production Scale	Time (months)
PComP™ T	Market Entry	6
PComP™ W	Market Entry	6
PComP™ S	Market Entry	12
CermaClad™ CR	Full Production	9
CermaClad™ WR	Market Entry	3
CermaClad™ WR	Full Production	15

License agreement with Powdermet, Inc.

On July 22, 2008 MesoCoat entered into a license agreement with Powdermet. The agreement gives MesoCoat a royalty-free, exclusive, perpetual license to PComP™ intellectual property, certain equipment, and contracts and business lists, including seven supporting patents, the trademark, and supporting confidential and trade secret information, including formulations, processes, customer lists and contracts, for all Powdermet technologies in the field of wear and corrosion resistant coatings. MesoCoat was at the time of licensing a wholly owned subsidiary of Powdermet, and Powdermet currently retains a 49% ownership position in MesoCoat.  The agreement also includes Powdermet’s commitment to provide manufacturing expertise and technical capabilities supporting PcomP™ powders on a priority basis.  Powdermet retains the exclusive manufacturing rights for the first 50 tons of PComP™ powders through July 1, 2013. The license agreement will end upon the last to expire valid claim of licensed patents, unless terminated earlier within the terms of the agreement.

MesoCoat's exclusivity agreement with Mattson Technology, Inc.

Mattson Technology, Inc. (“Mattson”) is the developer and manufacturer of the Vortek™ high power plasma arc lamps, and is a high energy plasma arc lamp developer.  The principal provisions of an exclusivity agreement dated April 7, 2011 between MesoCoat and Mattson Technology, Inc. are as follows:

•         Mattson has provided the exclusive right and license to MesoCoat to use the high intensity Vortek lamp in MesoCoat’s products in the wear reducing and corrosion resistant coatings, claddings and related surface treatments market.

•         The exclusivity period runs to the end of 2017 and is conditional on an escalating minimum number of 5 lamps being ordered on an annual basis starting in 2012.

•         In return for these rights MesoCoat will pay to Mattson a fee of $2 million in five equal instalments starting from the date of the successful performance of the first unit.

•         Included in this agreement is a sliding scale price discount based upon the number of units to be ordered each year.

•         A supply agreement between the two parties is currently being negotiated to fully complete some of the detailed commercial points of this relationship.

MesoCoat’s exclusive patent license agreement with UT-Battelle LLC.

MesoCoat has obtained a two stage, exclusive license from UT-Battelle, LLC to utilize two patents in its processes to develop products for wear and corrosion applications. The initial non-commercial exclusive license was entered into on September 22, 2009 which enabled MesoCoat to conduct development work to prove out the technology within the field of use. The second stage of the agreement comprises a commercial exclusive licence, executed on March 7, 2011, permits MesoCoat to conduct commercial sales utilizing the licensed process and technology. The license is valid through the expiration of the last patent in 2024 and required that MesoCoat invest in additional research and development of both the technology and the market for products that stem from the technology by committing to a certain level of personnel hours and $350,000 in expenditures which conditions have been met.

Stage I and II license fees of $50,000 have been paid against the agreement and a royalty of $15,000 or 2.5% of revenues generated in the United States that utilize the technology, minus allowable costs as defined by contract, whichever is greater, are due March 31 on an annual basis beginning after the first commercial sale. For the first calendar year after the achievement of a certain milestone and the following two calendar years during the term of the agreement, MesoCoat is obligated to pay a minimum annual royalty payment of $10,000, $15,000 and $20,000 respectively. No royalty payments have been made pursuant to this agreement through May 31, 2011.

Cooperation agreement with Petroleo Brasileiro S.A

An agreement dated January 7, 2011 was signed by MesoCoat to cooperate with Petroleo Brasileiro S.A (“Petrobras”) to carry out qualification tests and development for application technology of cladding materials on internal and external surfaces of pipes. The term of the agreement is for 18 months during which time MesoCoat will, with Petrobras assistance, carry out tests over two phases. The first phase, planned for the first 8 months, is designed to qualify the materials and process being used and the configuration of the Arc Head Lamp developed for MesoCoat (by Mattson). The second phase, over the following 10 months, is designed to scale up the process to demonstrate, verify and identify design requirements to construct a prototype facility to coat the inner surface of a 10 inch diameter pipe. Should results be successful, the materials and process are expected to result in API approval and MesoCoat has agreed to negotiate a further agreement with Petrobras to enter into a possible third phase designed to finalize the design and construct a pilot plant coating facility in Brazil with the capacity for producing cladding on the interior diameter of pipes and tubes with section lengths of at least 12 meters.

Powdermet Inc.

On March 21, 2011, the Company fulfilled the terms of a Stock Purchase Agreement with Kennametal Inc., dated June 28, 2010, as amended on September 7, 2010 and replaced on March 25, 2011 by an Accord and Satisfaction Agreement, to complete the purchase of Kennametal’s 596,813 shares of Powdermet equal to a 41% interest for $1,650,000.

Powdermet’s Business

Powdermet was formed in 1996 and has since developed a product platform of advanced materials solutions derived from nano-engineered particle agglomerate technology and derived hierarchically structured materials. These advanced materials include energy absorbing ultra-lightweight syntactic- and nano-composite metals in addition to the PComP™ nanocomposite cermets exclusively licensed to MesoCoat. The business has historically financed itself through corporate engineering consulting fees, government contracts and grants (over 90), and recently through partnerships with prime contractors and systems integrators. Powdermet now expects to transition from an engineered nano-powder R&D lab and toll powder manufacturer into a commercial sector company.

While MesoCoat’s product focus is on developing advanced cermets to address corrosion and wear coating needs, Powdermet’s product differentiation is based on its ability to build advanced nano-structured metal formulations to address energy efficiency, reduction in hazardous materials, and life cycle cost reduction. Powdermet’s technologies are particularly useful in crash and ballistic energy management markets since they offer weight reduction and the ability to dissipate substantially more impact energy than the aluminum alloys and foamed metals currently available.

Powdermet has four materials solution families under development:

•         SComP™ - A family of syntactic metal composites known for their light weight properties and ability to absorb more energy than any other known material. SComP™ can provide weight savings over cast aluminum and magnesium without magnesium’s corrosion and wear limitations.

•         MComP™ - A family of hierarchically structured, rare earth free, nanocomposite metal and metal matrix composites meant to enable higher strength and temperature capability compared to traditional light metals. They have been designed to be a market replacement for beryllium, aluminum and magnesium in structural applications, without relying on scare and expensive rare earths to produce high strength and thermal stability.

•         EnComP™ - A diverse family of engineered microstructure energy based solutions includes substitutes for rocket fuel, hydrogen storage and obscuring products with a primary product now being final tested by the U.S. Army to replace red phosphorous in munitions equipment.

•         SynFoam™ - A family of structural, thermally insulating syntactic ceramic composites combining strength, high temperature functionality and low thermal conductivity into one multifunctional material.

Powdermet’s two products closest to commercialization are SComP™ and EnComP™.

AMP Distributors Inc.

AMP Distributors Inc. (“AMP”) was formed by the Company in June of 2011 as a Cayman Island company for the primary purpose of negotiating, executing and administrating international sales of MesoCoat's products. AMP will also be tasked with acquiring equipment and coating materials for Company’s international transactions.  The company has appointed a managing director with over 15 years of experience in the offshore financial services industry and retained Kariola Limited, a consultancy organization, to assist it with technical advice and entry into the Far East markets.

Future Acquisition Targets

The Company utilizes multiple resources to identify future acquisition targets. In addition to a professional network of senior management and relationships with national labs, such as the Oak Ridge National Lab, we also use the methods below to search for innovative technologies and companies, which could lead us to additional acquisitions:

•         Patent Search – We conduct bi-monthly searches for provisional patents and published patents on the U.S. Patent and Trademark Office and World Intellectual Property Organization patent websites to keep a track on any new patents published or licensed by our competitors and partners, and also any new patents filed/published by universities and early stage companies that might be of interest to us.

•         Conferences, Events, and Tradeshows – Teams from the Company, MesoCoat, and Powdermet attend close to 50 technology conferences, tradeshows, and events every year. We have found these to be an excellent resource for learning about new technologies, especially since these events center on our interests and expertise as well as that of potential acquisitions.

•         Meltwater News – Meltwater News monitors and analyzes online news in more than 110 countries, delivering business intelligence and insight to corporations and organizations worldwide so clients can make informed decisions. We use Meltwater as an online repository where we archive important news related to our partners, competitors, competing technologies, and new innovative technologies/companies that seem to be a good investment proposition. Our management team reviews all the new technologies and companies every two weeks to evaluate their potential and make subsequent decisions/actions.

•         Universities – We are on the mailing list of several universities that focus on research in nanotechnology, advanced materials, surface engineering, and advanced processing. These universities send us regular updates on the technologies currently in development, as well as any new patents or products that culminate from the research work. In addition to interacting with universities’ tech transfer departments, we are in regular contact with professors that manage research projects in our areas of interest who are certain that their technology has high potential but their universities’ patent offices have insufficient budgets.

•         Press Releases – Our most recent press releases have begun to generate external interest in our firms and operations. As such, outside parties proactively engage us in a dialogue about their technology and/or company.

•         LinkedIn – We are active participants in several LinkedIn groups related to new technologies, venture capital, angel investors, and early stage capital. We regularly evaluate new technologies in the surface engineering arena that are posted on various LinkedIn groups and then continue further discussion with them.

Every future opportunity will be evaluated based on several investment criteria. Prospective companies must have individual market solutions intended to solve critical industry problems and have the potential to generate at least a $100 million in revenue within five years of investment. Most companies that are ultimately included in the Company’s investments will have more than one market solution. We are therefore restricted to firms that have established R&D programs, with a preference for firms that have solutions in final stages of R&D or in pilot-scale production. The Company is directing its attention to owners that are willing to accept a multi-phased investment option while guaranteeing operational control. We plan to support these technology-centric R&D opportunities and investments with our own corporate strategy, market development, licensing and contracted support.

Industry Overview

External Environment: Corrosion

The U.S. Department of Commerce monitors a large number of industry sectors that face problems with corrosion, which is a growing issue faced by companies worldwide. Metallic corrosion is the degradation that results from interaction of metals with various environments such as air, water, naturally occurring bacteria, chemical products and pollutants. Steel accounts for almost all of the world’s metal consumption and therefore an astoundingly high percentage of corrosion issues involve steel products and by-products.  These issues affect many sectors of the worldwide economy.

Although worldwide corrosion studies began in earnest in the 1970s, there has never been a standardized way for countries to measure corrosion costs. As a result, estimates of economic damage are difficult to compare. What is clear, however, is that the impact of corrosion is serious and severe. As a result of corrosion, manufacturers and users of metallic products incur a wide range of costs, including:

•         painting, coating and other methods of surface preparation;

•         utilizing more expensive corrosion resistant materials;

•         downtime costs;

•         larger spare parts inventories; and

•         increased maintenance.

There are also related costs that may be less obvious. For instance, some of the nation’s energy demand is generated by firms fixing metallic degradation problems. Studies have shown that this increased energy demand would be avoidable if corrosion was addressed at the preventable stage. Some of this demand could be reduced through the economical, best-practice application of available corrosion control technology.

External Environment: Wear

Corrosion is not the only concern of engineers and material scientists. In most industries, the deterioration of surfaces is also a huge problem. Wear is often distinct from corrosion and describes the deterioration of parts or machinery due to use. The effects of wear can generally be repaired. However, it is also usually very expensive. Prevention and wear protection is the most economical way to offset the high costs associated with component repair or replacement. To accomplish this, hard-face coatings are applied to problematic wear surfaces for the purpose of reducing wear and/or the loss of material through abrasion, cavitation, compaction, corrosion, erosion, impact, metal-to-metal, and oxidation. Some companies focus on the prevention side of the business (applying coatings to prevent wear) while others focus on the repair side of the business (reforming metal or applying coatings to fix metal substrate problems).

In order to properly select a coating alloy for a specific requirement, it is necessary to understand what has caused the surface deterioration. The various types of wear can be categorized and defined as follows:

•         Abrasion is the wearing of surfaces by rubbing, grinding, or other types of friction that usually occurs due to metal-to metal contact. It is a scraping, grinding wear that rubs away metal surfaces and can be caused by the scouring action of sand, gravel, slag, earth, and other gritty material.

•         Cavitation wear results from turbulent flow of liquids that carry small suspended abrasive particles.

•         Compression is a deformation type of wear caused by heavy static loads or by slowly increasing pressure on metal surfaces. Compression wear causes metal to move and lose dimensional accuracy.

•         Corrosion wear is the gradual deterioration of unprotected metal surfaces, caused by the effects of the atmosphere, acids, gases, alkalies, etc. This type of wear creates pits and perforations and may eventually dissolve metal parts.

•         Erosion is the wearing away or destruction of metals and other materials by the abrasive action of water, steam, slurries which carry abrasive materials. Pump parts are subject to this type of wear.

•         Impact wear is the striking or slamming contact of one object against another and this type of wear causes a battering, pounding type of wear that breaks, splits, and deforms metal surfaces.

•         Metal–to-Metal wear is a seizing and/or galling type of wear that rips and tears out portions of metal surfaces. It is often caused by metal parts seizing together because of lack of lubrication. It usually occurs when the metals moving together are of the same hardness. Frictional heat promotes this type of wear.

•         Oxidation is a type of wear causing flaking or crumbling layers of metal surfaces when unprotected metal is exposed to a combination of heat, air and moisture. Rust is an example of oxidation.

Generally, the initial coating selected to protect a product against wear is also the same product applied to correct the problem once the product is worn. However, at that time, engineers can determine whether some of the characteristics they set for the initial preventative coating have withstood the environment or other pressures initially assumed in the product’s design. If it is determined that the initial coating selection was not adequate, material scientists can change the application parameters of the prior coating material (like amount or width of coating material applied) or select a new coating material that has new properties. For instance once the type of wear is identified, a material engineer might determine that a new coating material with better lubricity and other characteristics is needed for repair.

Presently there is no governmental standardized method to classify or specify degrees of wear. Nor is there a central agency that collects market data on the cost of wear-based issues, primarily because firms account for repair costs differently. Each industry sector has its own means of evaluation and approach to repair, based on the type of part that needs repair, the urgency of that repair, the availability of a coating solution and the cost associated with downtime. In general, companies already have plans in place on how to fix a part once it goes down. However, if an unexpected problem occurs, firms utilize the expertise of experienced materials engineers that have worked with numerous coating suppliers to evaluate a solution. Sometimes this evaluation is done by reviewing vendor data only (suppliers typically provide complete data product information worksheets which detail product properties, testing specifications, best applications methods and conditions). If self-review is insufficient, consultants and vendors are flown it to help assist companies in their material selection or solution repair needs. Those solutions then go through review to determine their merit and cost benefit. Sometimes, parts cannot be repaired and new ones are required.

Competition

The companies in which the Company has invested can expect to face intense competition within their respective market segments upon product commercialization. The industrial coatings industry is highly fragmented by companies with competing technologies each seeking to develop a standard for the industry. Industrial coatings research and development has been ongoing for some time and several firms are perceived as the industry leaders.

MesoCoat

A handful of large companies cater to this market segment – JSW Steel Co. controls the clad plate market with majority of the market share, Butting GmbH and Cladtek International Pty Ltd. are the largest players in the mechanically clad pipe market, whereas ProClad Group is the majority player in the metallurgically clad pipe market. Most of these large companies participating in the cladding market have very similar technologies and control the market mostly on their scale of production (availability), relationships, and price.

Several smaller companies spread across the globe are also involved in this market segment, like Arc Energy Resources, IODS, High Energy Metals, and Kladarc, all of which offer weld overlay services for the oil and gas industry and make approximately $1-15 million in annual revenues. Other examples include Matrix Wear Technologies, Cladtech Canada, Brospec LP, Almac, and Clearwater Welding and Fabrication LP all of which offer weld overlay processes to those working in the Canadian oil sands with annual revenues that range from $15-50 million. The higher revenues for the Canadian weld overlay companies is primarily due to their presence in Canada where oil sands operations require huge amounts of clad pipe and components, and the emphasis is on local shops and faster turnaround times.

CermaClad™ is being positioned as a lower overall risk option between the lower mechanical risk (but low capacity, and higher corrosion risk) weld overlay products, and the higher mechanical (buckling) risk of lined products.    Market indicators evidence that the overall market for metallurgically bonded clad products will grow dramatically if the price point for these types of products can be reduced and capacity increased significantly.  When offered on a commercial basis the CermaClad™ process is expected to disrupt the traditional market for cladding products and compete from with an advantage over current producers based on the following factors:

•       Time and productivity

o   Much faster than weld/laser cladding, more scaleable for production volume

o   Capital investment significantly lower than mechanical cladding for similar capacity

o   Ability to provide local content in scalable manner at reasonable capital investment levels

o   Reduces lead times compared to current market, and provides high scalability for market flexibility.  Potentially enables distribution and customization of pipe for fast-turnaround project needs

o   CermaClad can be applied to very large pipes (above 18”), where lined pipe cannot currently be produced, and where current weld overlay technology by comparison is considered too slow and expensive.

•         Performance risk

o   True metallurgical bond, reduces potential for catastrophic failure.

o   Smoother surface (high flow, easier inspection), reduces perceived risk by being easily inspected

o   Crack-free hard coatings to 10mm thickness enable performance multiples in hardfacing

o   Better properties than weld overlay due to lower dilution or dissolution.

o   Cermaclad enables the use of metallurgically bonded clad seamless pipe, eliminating 90% or more of the welds compared to other product offerings.

•         Cost

o   Faster Application and high throughput lowers cost basis for metallurgically bonded clad product

o   Technology allows the application of thinner clad layers, potentially enabling dramatic cost reduction at sustained margins

o   High productivity and scalability can enable reduced lead times, reducing capital costs for large projects.

PComP™ nanoenginered cermet products have relatively few competitors. Although there are a few companies like Nanosteel, Integran, Inframat, Xtallic, and Modumetal that offer similar solutions; no competitor has been able to engineer the properties that MesoCoat has built into its PComP™ product line. The company has been able to manufacture a corrosion resistant product that has high strength, hardness and fracture toughness.  Toughness and hardness are normally inversely proportional characteristics and no other company has been able to reverse the nature of these properties which is what makes the PComP™ products unique in the market place. MesoCoat has also increased the ductility factor in the PComP™ products so basically not only has PComP™ shown to provide a harder coating surface, but the hard objects are able to bend more without breaking.

In order to understand the type of market impact these materials could have if launched successfully, it is important to note that PComP-W™, MesoCoat’s tungsten cobalt carbide replacement solution, exhibits high deposition efficiency and at aVickers hardness similar to that of tungsten carbide while being stronger than the conventional carbide coatings it is designed to replace. Good toughness tolerates more flexing of the part than other HVOF WC coatings without the usual cracking of the coating. The structure of the PComP™ coatings also allow for conventional grinding techniques, eliminating the expensive diamond finishing process needed for conventional materials used in tungsten carbide and cobalt coating solutions.

Powdermet

The ENComP™ product line is in final stages of testing as an obscurant. The product is a red phosphorous replacement solution that is being tested as an environmentally friendly smoke screen product for combat troops. Powdermet knows of only one firm in the world which supplies red phosphorous gas obscurants to the U.S. military but it knows of the toxic dangers associated with this obscurant and has been seeking a replacement for the last several years. The primary competition for the ENComP™ product line may be the U.S. military itself as several U.S. Army labs have products in development but as far as we know none are as advanced as Powdermet’s products.

SComP™ is not as close to commercialization as EnComP™ but this solution addresses a much larger market need.  Today’s engineered materials market offers nothing like SComP™ and its closest competition would be engineered honeycomb structures and foamed metals, neither of which have SComP™’s energy absorption capabilities, metal-like aesthetics and ease of use. One of the largest benefits of these syntactic metal composites is their ability to absorb energy from impacts and ballistic events through deformation.  Powdermet is aware of one firm, APS, Inc., that offers a similar product. Market competition may come from nanotube companies which are attempting to build energy absorption features using this type of technology but without the same property characteristics as Powdermet’s products, especially in the area of thermal resistance.  SComP™ is expected to fare well when introduced to the commercial market.

General Company Competitive Advantages

The following factors serve as keys to the Company’s success:

•         Management – A well-balanced, experienced management team provides the Company and its subsidiaries with the guidance and strategic direction to successfully gain market entry.

•         Products – The Company’s products represent innovations in key, multi-billion dollar markets.

•         Intellectual Property – The intellectual property of MesoCoat and Powdermet include exclusive licensing rights to technologies that make market penetration effective and feasible.

•         Qualification and Testing – As U.S. government agencies and private sector entities qualify and test MesoCoat’s and Powdermet’s products, significant barriers to entry are automatically created for potential competitors.

•         Fundraising - As a publicly traded entity, the Company gains financing from public equity markets which provide more liquidity and easier access to capital in the fundraising process.

The Company has also constructed the following barriers for potential competitors:

•         product development expertise in both MesoCoat and Powdermet;

•         exclusive license for the high density fusion cladding process from Oak Ridge National Lab;

•         strong product pipeline that would be ready for market in the next 2-3 years;

•         exclusive access to arc lamp technology developed by Mattson Technologies; and

•         R&D innovation.

Based on the powders developed by Powdermet, MesoCoat can successfully introduce its application services for corrosion-resistant alloys and wear-resistant coatings. Central to the MesoCoat coating process is its use of Mattson’s arc lamp technology. Mattson’s lamp acts as a high intensity heat source which replicates conditions at the surface of the sun, fusing the coating materials with a product’s surface area to create a smoother finish. The arc lamp also covers a much larger surface area than competing laser cladding technology, allowing coatings to be applied at a much faster rate. Finally, MesoCoat’s continued investment in R&D is expected to improve its current technology and service offerings and spur further innovation.

MesoCoat does face its own barrier to entry in the coatings industry. The most immediate challenge consists of achieving American Petroleum Institute certification for its CermaClad™ products. In order to successfully sell to the oil and gas industry, MesoCoat’s coatings must receive official approval and certification, a process that requires partnership with a major oil and gas entity. However, the cooperation agreement with Petroleo Brasileiro S.A. and the construction of our Euclid, Ohio plant are positive steps towards achieving this goal. Moreover, it should be noted that wear-resistant coatings do not require any certification or approval from any industry or government entity, allowing MesoCoat to enter markets such as the oil sands development with minimal resistance. The barriers to entry in the coatings industry rely primarily on developing the best technology and protecting it through intellectually property measures and consistent R&D.

Marketability

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

MesoCoat Overview

A tremendous need exists today to find better corrosion protection and wear prevention technologies to replace many of the coating materials currently used in the coatings industry.

The inorganic metal finishing industry alone is one of the largest industrial users of hazardous and carcinogenic chemicals. Hazardous metals such as lead, cadmium, chromium, and to a lesser extent, cobalt, tungsten carbide, and volatile organic compounds used to strip rust and repair large steel structures are being phased out or subjected to increasingly strict environmental regulations. Companies annually spend billions of dollars just on coatings made from hazardous materials. Private companies and government defence agencies often use harmful products like chrome because these solutions have been the best corrosion resistant products available for the last 20 years. However, private and public users are now recognizing the environmental problems these materials cause and the potential safety issues for those who come in contact with these materials.  Many companies would stop using these hazardous materials if a cost effective substitute product could be brought to market.  Legally, users may soon have no choice but to desist from using hazardous materials as the EPA and other international environmental organizations are moving to ban their use.

Manufacturers are now modifying their product’s bill of materials list and seeking substitute coating products with similar or better corrosion and wear resistant properties in advance of impending legal changes. Many are turning to next generation coatings made from alternative technologies like nanotechnology-based materials to accomplish their goals. Innovative companies that can develop non-toxic and longer life coating alternatives that have equal or superior corrosion and wear protection capability relative to today’s materials stand to reap significant financial rewards in the next several decades.

CermaClad™

The Company has entered into an agreement with Petrobras to utilize the CermaClad™ process in the field. MesoCoat plans to sell this solution to the oil industry first as it is expected that the CermaClad™ processes’ capability to clad the interior diameter of seamless pipes will result in an immediate market success. Management has made sizeable investments in redesigning the technology to commit to this initial market solution. The internationally acclaimed engineering firm, Mattson Technology, has finalized the development of a new inside diameter HDIR lamp head and other firms have been contracted to develop other translational technologies needed for large scale production. The end result is that MesoCoat expects to be able to accomplish high speed cladding of pipe diameter interiors in sizes ranging from 8 to 36 inches for lengths up to 40 feet.  MesoCoat plans to use this new equipment to obtain American Petroleum Institute (API) certification.

MesoCoat plans to sell their CermaClad™ market solution at approximately 20% below the market price of today’s corrosion resistant alloy (CRA) clad materials. The ability to decrease below the market price of current offerings is due primarily to the efficiency of the process.  Allowing for a 20% discount, MesoCoat still expects a gross profit margin of approximately 40% on this product line. MesoCoat’s expansion within the market will be tied to its ability to attract project financing or joint venture partners to build fabrication plants. Given the projected profitability of such plants and the anticipated short payback period anticipated, management foresees no problem attracting interested market partners. The Company’s management is interested in marketing CermaClad™ in certain geographical locations.

PComP™

MesoCoat expects to sell PComP™ application services to commercial buyers like Boeing, Caterpillar B.F. Goodrich, and several OEM's from the oil and gas industry.  Application services will be sold on a “per square inch” basis and pricing will be reflective of market pressures and the volume of work received from each commercial customer. Pricing variables will be taken into consideration for each application service order.

MesoCoat’s forecast for PComP™ growth is conservative due to the initial emphasis placed on sales of the CermaClad™ product line. Nevertheless, management’s forecast could be understated if sales to military maintenance and repair organizations exceed expectations. The military spends billions each year to address wear and corrosion issues associated with new and used equipment. The U.S. Department of Defense has widely publicized that in the future its budgets will be focused on sustaining current platforms rather than developing or producing new ones. Based on input received from government agencies, MesoCoat expects that it will be able to offer ideal environmentally friendly anti-corrosion/wear resistant material solutions needed today to sustain current platforms.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts other than those held by MesoCoat and Powdermet.

MesoCoat has nine U.S. patents, two global PCT's and three pending U.S. patents, trademarks and licenses which it will use to protect its assets as necessary.

Powdermet has five U.S. patents, trademarks and licences which it will use to protect its assets are necessary.

Patents remain in place 20 years from application and 17 years from issuance.

Governmental and Environmental Regulation

The Company is subject to local, state and national taxation. Additionally, the Company’s operations are subject to a variety of national, federal, state and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. We believe that MesoCoat is in full compliance with the Resource Conservation Recovery Act, the key legislation dealing with hazardous waste generation, management and disposal. Nonetheless, under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances. We believe that MesoCoat and Powdermet are in compliance in all material respects with all laws, rules, regulations and requirements that affect their respective businesses. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on either MesoCoat’s or Powdermet’s ability to conduct business.

Climate Change Legislation and Greenhouse Gas Regulation

A majority of the climate change related studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United States did not adopt the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Additionally, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. Finally, acts of Congress, the decisions of lower courts, large numbers of states, and foreign governments could widely affect climate change regulation. Greenhouse gas legislation and regulation could have a material adverse effect on our business, financial condition, and results of operations.

Research and Development

The Company is focused on the research and development of those entities in which it holds an interest.  MesoCoat and Powdermet have a history of working on critical R&D projects for the private and public sector over a broad range of research fields, with further work extending into peripheral areas. MesoCoat and Powdermet have adopted this approach because they believe that excellent products can be created when a backdrop of diversified sciences and technologies exist. From this broad range, their respective R&D staffs work closely with sales and operations management teams to establish priorities and effectively manage individual projects.

Grants to MesoCoat from the Federal Government, Departments of Energy and Commerce totaled $1,765,924 and $519,098 for the years ended May 31, 2011 and 2010, respectively. Grants to MesoCoat from State Governments were $82,852 and $77,901 for the years ended May 31, 2011 and 2010, respectively. MesoCoat revenues from end users of $486,164 and $10,957 were realized for the years ended May 31, 201 1 and 2010, respectively.

Currently, MesoCoat and Powdermet are working on several critical and high risk-high reward R&D projects primarily funded by the federal government, state government and end users. MesoCoat’s PComP™ and Powdermet’s SComP™ product lines that are the end product of federally funded R&D.

Employees

As of September 12, 2011 the Company had two employees and 13 contracted consultants. We use additional consultants, attorneys, and accountants as necessary to assist in the development of our business.

As of September 12, 2011 MesoCoat had 20 employees.

As of September 12, 2011 Powdermet had 15 employees.

ITEM 1A.       RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our business, financial condition, and/or results of operations as well as the future trading price and/or the value of our securities.

The Company has a history of significant operating losses and such losses may continue in the future.

The Company incurred net losses of $5,203,116 for the period from June 27, 2006 (inception) to May 31, 2011. Since we have been without significant revenue since inception and currently have no revenue producing operations outside of that produced by MesoCoat, historical losses may continue into the future.

The Company’s success is dependent on its ability to assist MesoCoat and Powdermet to commercialize proprietary technologies to the point of generating sufficient revenues to sustain and expand operations.

The Company’s near term future operation is dependent on its ability to assist MesoCoat and Powdermet in the commercial application of proprietary technologies to produce sufficient revenue to sustain and expand operations. The same successful efforts criteria will be required for any additional targets that are acquired by the Company. The success of these endeavours will require that sufficient funding be available to the Company to assist in the development of its investments. Currently, the Company’s financial resources are limited, which limitation may slow the pace at which proprietary technologies can be commercialized and deter the prospect of additional acquisitions. Should we be unable to improve our financial condition through debt or equity offerings, our ability to successfully advance our business plan will be severely limited.

We face significant commercialization risks related to technological businesses.

The industries in which MesoCoat and Powdermet operate and plan to operate are characterized by the continual search for higher performance at lower cost. Our growth and future financial performance will depend on the ability of MesoCoat and Powdermet to develop and market products that keep pace with technological developments and evolving industry requirements. Further, the research and development involved in commercializing products requires significant investment and innovation to keep pace with technological developments. Should we be unable to keep pace with outside technological developments, respond adequately to technological developments or experience significant delays in product development, our products might become obsolete. Should these risks overcome our ability to keep pace there is a significant likelihood that our ability to successfully advance our business will be severely limited.

The coatings industry is likely to undergo technological change so our products and processes could become obsolete at any time.

Evolving technology, updated industry standards, and frequent new product and process introductions are likely to characterize the coatings industry going forward so our products or processes could become obsolete at any time. Competitors could develop products or processes similar to or better than our own, finish development of new technologies in advance of our research and development, or be more successful at marketing new products or processes, any of which factors may hurt our prospects for success.

The Company competes with larger and better financed corporations.

Competition within the industrial coatings industry and other high technology industries is intense. While the Company’s products are distinguished by next-generation innovations that are more sophisticated and cost effective than many competitive products currently in the market place, a number of entities and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations. Accordingly, our products could become obsolete at any time. Competitors could develop products similar to or better than our own, finish development of new technologies in advance of the Company’s research and development, or be more successful at marketing new products, any of which factors may hurt our prospects for success.

Market acceptance of the products and processes produced by MesoCoat and Powdermet is critical to our growth.

We expect to generate revenue from the development and sale of products and processes produced by MesoCoat and Powdermet. Market acceptance of those products is therefore critical to our growth. If our customers do not accept or purchase those products or processes produced by MesoCoat and Powdermet, then our revenue, cash flow and operating results will be negatively impacted.

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

MesoCoat and Powdermet rely upon patents and other intellectual property.

MesoCoat and Powdermet rely on a combination of patent applications, trade secrets, trademarks, copyrights and licenses, together with non-disclosure and confidentiality agreements, to establish and protect proprietary rights to technologies they develop. Should either of MesoCoat or Powdermet be unable to adequately protect their intellectual property rights or become subject to a claim of infringement, their businesses and that of the Company may be materially adversely affected.

MesoCoat and Powdermet expect to prepare patent applications in accordance with their respective worldwide intellectual property strategies on acquiring new technologies. However, neither they nor the Company can be certain that any patents will be issued with respect to future patents pending or future patent applications. Further, neither they nor the Company know whether any future patents will be upheld as valid, proven enforceable against alleged infringers or be effective in preventing the development of competitive patents. The Company believes that MesoCoat and Powderment have each implemented a sophisticated internal intellectual property management system to promote effective identification and protection of their products and know-how in connection with the technologies they have developed and may develop in the future

We may not be able to effectively manage our growth.

We expect considerable future growth in our business. Such growth will come from the addition of new plants, the increase in global personnel, and the commercialization of new products. Additionally, our products should have an impact on the cladding industry; as companies learn that they can receive materials with a short lead time at a higher quality and lower price, market demand should grow, expanding the overall market itself. To achieve growth in an efficient and timely manner, we will have to maintain strict controls over our internal management, technical, accounting, marketing, and research and development departments. We believe that we have retained sufficient quality personnel to manage our anticipated future growth though we are still striving to improve financial accounting oversight to ensure that adequate reporting and control systems in place. Should we be unable to successfully manage our anticipated future growth by adherence to these strictures, costs may increase, growth could be impaired and our ability to keep pace with technological advances may be impaired which failures could result in a loss of future customers.

Environmental laws and other governmental legislation may affect our business.

Should the technologies which each of MesoCoat and Abakan have under development not comply with applicable environmental laws the Company’s business and financial results could be seriously harmed. Furthermore, changes in legislation and governmental policy could also negatively impact us. Although we are currently unaware of any introduced or proposed bills, or policy, that might cause us to make specific changes to our operations, no assurance can be given that if new legislation is passed we will be able to make the changes to comport our technologies with future regulatory requirements.

The Company and those subsidiaries in which it holds an interest may face liability claims on future products.

Although MesoCoat and Powdermet intend to implement exhaustive testing programs to identify potential material defects in technology they develop, any undetected defects could harm their reputation and that of the Company, diminish their customer base, shrink revenues and expose themselves and us to product liability claims. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Due to the limitations of our market and the volatility in the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to sell. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

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

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

Since internal controls over financial reporting are not considered effective our conclusion may result in a loss of investor confidence and in turn have an adverse effect on our stock price.

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

The elimination of monetary liability against the Company’s directors, officers and employees under Nevada law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.          PROPERTIES

The Company maintains 800 sq. ft. of executive office space at 2665 S. Bayshore Drive, Suite 450, Miami, Florida, 33133 on a month to month basis at a cost of $2,213 a month paid to Prosper Financial, Inc., a related party. The Company does not believe that it will need to maintain a larger office at any time in the foreseeable future in order to carry out its operations.

Powdermet maintains 48,000 sq. ft. of research and development space located at 24112 Rockwell Drive,
Euclid, Ohio 44117. The cost of the lease is $13,500 per month paid to Sherman Properties LLC., a related party and the term of the lease runs through May 31, 2020 with the right to sub-lease the premises.

MesoCoat maintains 22,000 sq. feet of the research and development space located at 24112 Rockwell Drive, Euclid, Ohio 44117 of that space leased by Powdermet on a sub-lease basis. The cost of the sub-lease for MesoCoat is $6,700 paid to Powdermet on a month to month basis.

MesoCoat is also in the process of building a $6-million, 11,000 sq. ft. plant in Euclid, Ohio. The plant will include a ‘CermaClad™’ production line that will manufacture up to 10,000 square meters per year of corrosion and wear-resistant clad tubes, pipes and plates. The plant will also be equipped with a thermal spray system to commercialize MesoCoat’s PComP™ family of products and qualify them for use in the aerospace, oil and gas, mining, and chemical processing industries. Workers broke ground on the plant on April 7, 2011. MesoCoat expects to complete construction by February, 2012. Installation and setup of production equipment will take a further two months, with production commencing by late 2011. Provisions have been made for an early 2012 expansion to double the size of the plant.

CermaClad™ portion of the plant will include:

• Blasting Automatic
• Big Application System
• Crane
• Lamphead
• Power Supply
• Longitudinal Conveyor
• Side Conveyor
• Rotation For Lamp
• Rotation For Precursor Application
• Rotation For Ndt
• Side Loader (Truck-Forklift)
• Compressor
• Electrical Installation
• Small Application Rotation System
• EC Thickness Gauge
• PMI (Positive Material Identification)
• Phase Array UT (Ultrasonic Test Lamination)
• Laser Mapping (Surface Porosity)
• Potential Hydro Testing
• Compress Air Equipment
• Pipe Manipulation Systems
• Material Feeding System
• Shielding Gas System
• Extraction System
• Safety Equipment & Fencing
• Security System
• Final Inspection and Packing Rack

The PComP™ portion of the plant will include:

• Robot
• Lathe
• Ventilation Makeup Air
• Dust Collector
• DJ Multicoat (Thermal Sprayer)
• Grit Blast
• Air Compressor
• Material Handling Base • Material Handling Per Cube
• Ducting
• Met Lab
• Inspection Area
• Computer Phone
• Stripping Tank
• Small Grinder
• Large Grinder
• Misc Electric
• Misc Plumbing

ITEM 3.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Powdermet against Dean M. Baker and Advanced Powder Solutions (APS), Inc. et al (“Baker”) in July of 2006 in the Superior Court of the State of California, County of Los Angeles. The claims alleged violation of the Uniform Trade Secrets Act, misappropriation of trade secrets, breach of contract, conversion and intentional interference with prospective business advantage. The claim sought damages of $10,000,000 and punitive damages of $20,000,000 plus the legal fees incurred in prosecuting the suit. The suit was taken to jury trial on March 17, 2011 and on May 12, 2011 a jury verdict was rendered but no damages were awarded.  Under California law the decision resulted in the award of $18,141 in court costs to Baker. Powdermet is now evaluating the prospect of further legal action related to this case.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED         STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF    EQUITY SECURITIES

The Company’s common stock has been quoted on the OTCQB electronic quotation system under the symbol “ABKI”. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth the high and low bid prices for the common stock as reported for each quarterly period from the last two years.

High and Low Bid Prices
Year	Quarter Ended	High	Low
2011	May 31	$1.76	$0.70
2011	February 28	$1.25	$0.90
2010	November 30	$1.15	$0.40
2010	August 31	$1.08	$0.26
2010	May 31	$1.55	$0.40
2010	February 28	$0.90	$0.65
2009	November 30	$0.60	$0.25
2009	August 31	$0.25	$0.10

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934. As such, we make available our annual report which includes audited financial statements, and our quarterly reports which include unaudited financial statements.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of September 12, 2011, there were 347 shareholders of record holding a total of 59,497,425 shares of fully paid and non-assessable common stock of the 2,500,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of September 12, 2011, there were 50,000,000 shares of preferred stock, par value $0.0001 authorized of which none were outstanding. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

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

Warrants

As of September 12, 2011, there were 4,600,000 half-share warrants outstanding to purchase 2,300,000 shares of our common stock, at $0.75 per share with an expiration date of December 16, 2011, 740,465 half-share warrants outstanding to purchase 370,233 shares of our common stock, at $1.50 per share with an expiration date of June 13, 2013, and 80,000 half-share warrants outstanding to purchase 40,000 shares of our common stock, at $1.50 per share with an expiration date of July 15, 2013.

Stock Options

As of September 12, 2011, there were 5,420,000 stock options outstanding to purchase shares of our common stock, as follows:

  2,000,000 options have an exercise price of $0.60 per shares, expire on December 11, 2019, and vest in equal increments over three years beginning on December 11, 2010
  300,000 options have an exercise price of $0.60 per shares, expire on December 11, 2019, and vest in equal increments over three years beginning December 11, 2009.
  100,000 options have an exercise price of $0.75 per share, expire on March 15, 2020, and vest in equal increments over three years to beginning March 15, 2010.

•         400,000 options have an exercise price of $0.60 per share, expire on April 26, 2020, and vest in equal increments over three years to beginning April 26, 2011.

•         250,000 options have an exercise price of $1.30 per share, expire on April 29, 2020, and vest in equal increments over three years to beginning April 29, 2011.

•         200,000 options have an exercise price of $0.65 per share, expire on August 20, 2020, and vest in equal increments over three years to beginning August 20, 2011.

  1,200,000 options have an exercise price of $0.65 per share, expire on October 19, 2020, and vest in equal increments over three years beginning on October 19, 2011.
  25,000 options have an exercise price of $1.01 per share, expire on November 17, 2020, and vest in equal increments over three years beginning on November 17, 2011.
  25,000 options have an exercise price of $1.25 per share, expire on January 25, 2021, and vest in equal increments over three years beginning on January 25, 2012.
  20,000 options have an exercise price of $1.05 per share, expire on March 16, 2021, and vest in equal increments over three years beginning on March 16, 2012.
  100,000 options have an exercise price of $1.05 per share, expire on April 13, 2021, and vest in equal increments over three years beginning on April 13, 2012.
  150,000 options have an exercise price of $1.05 per share, expire on May 2, 2021 , and vest in equal increments over three years beginning on May 2, 2012 .
  400,000 options have an exercise price of $1.02 per share, expire on May 12, 2021, and vest in equal increments over three years beginning on May 12, 2012.
  250,000 options have an exercise price of $1.02 per share, expire on May 13, 2021, and vest in equal increments over three years beginning on May 13, 2012.

Convertible Securities

As of September 12, 2011, the Company has two securities convertible into the shares of its common stock for an aggregate total of $2,000,000, bearing an interest rate of 5% per annum. The notes are convertible at $1.00 per conversion unit, which consists of one share of our common stock and one-half share warrant to purchase an additional share at $1.50 per share, with an expiration date of two years following the conversion date. The maturity dates of these notes are two years from the date of issuance, April 13, 2013 and March 17, 2013 respectively.

As of September 12, 2011, the Company has three securities convertible into the shares of its common stock for an aggregate total of $846,665. Two of the notes bear 5% interest per annum and are convertible at $1.00 per conversion unit, which consists of one share of our common stock and one-half share warrant to purchase an additional share at $1.50 per share, with an expiration date of two years following the conversion date. The maturity dates of these notes are two years from the date of issuance, June 7, 2013, July 14, 2013 respectively. The third note bears 6% per annum and is convertible at $1.75 per conversion share convertible at any time prior to the maturity date of August 28, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under any equity compensation plan.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company has not repurchased any shares of its common stock during the fiscal year ended May 31, 2011 or since that date through September 12, 2011.

 Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 7, 2011 the board of directors of the Company authorized the issuance of a convertible debenture to Sonoro Invest SA for $200,000 in reliance upon the exemptions from registration provided by Section 4(2) and/or Regulation S of the Securities Act. The convertible debenture bears interest of 5% per annum and is convertible into conversion units at $1.00 per unit. A unit consists of one share of common stock and a one-half share purchase warrant to purchase shares of common stock for $1.50 per share with an expiration date of two years from the conversion date. The convertible debenture matures on June 7, 2013.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

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

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the convertible debenture was offered and authorized was a non-U.S. offeree with an address in a foreign country.

On July 14, 2011 the board of directors of the Company authorized the issuance of a convertible debenture to Joe T. Eberhard for $500,000 in reliance upon the exemptions from registration provided by Section 4(2) and/or Regulation S of the Securities Act. The convertible debenture bears interest of 5% per annum and is convertible into conversion units at $1.00 per unit. A unit consists of one share of common stock and a one-half share purchase warrant to purchase shares of common stock for $1.50 per share with an expiration date of two years from the conversion date. The convertible debenture matures on July 14, 2013.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the convertible debenture was offered and authorized was a non-U.S. offeree with an address in a foreign country.

On July 15, 2011 the board of directors of the Company authorized the issuance of 80,000 shares of its common stock and 80,000 half-share warrants, with each whole warrant convertible into an additional share at an exercise price of $1.50 until July 15, 2013, to the following entities and individuals for $1.00 each, or an aggregate of $80,000, in reliance upon the exemptions from registration provided by Section 4(2), Regulation D and Regulation S of the Securities Act:

Name	Consideration	Shares	Warrants	Exemption
Lynn Foster	$30,000	30,000	15,000	Reg D/Sec 4(2)
Phillip Xinos	$20,000	20,000	10,000	Reg. S/Sec 4(2)
Syndicate Consulting Inc	$30,000	30,000	15,000	Reg S/Sec. 4(2)

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances and grants were isolated private transactions by the Company which did not involve a public offering; (2) the offerees have access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

The Company complied with the requirements of Rule 506 of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) selling only to accredited offerees; (iii) having not violated antifraud prohibitions with the information provided to the offerees; (iv) being available to answer questions by the offerees; and (v) issuing restricted securities to the offerees.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the offerees to whom the common shares and warrants were offered and authorized were non-U.S. offerees with addresses in foreign countries.

On August 29, 2011 the board of directors of the Company authorized the issuance of a convertible debenture to Stratton SA for $146,665 in reliance upon the exemptions from registration provided by Section 4(2) and/or Regulation S of the Securities Act. The convertible debenture bears interest of 6% per annum and is convertible into conversion shares at $1.75 per conversion share at any time prior to maturity on August 28, 2014.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the convertible debenture was offered and authorized was a non-U.S. offeree with an address in a foreign country.

Trading Information

The Company’s common stock is currently approved for quotation under the symbol “ABKI”. The information for our transfer agent is as follows:

                                                            Island Stock Transfer

                                                            100 Second Avenue South, Suite 300

                                                            St. Petersburg, Florida  33701

                                                            Tel: (727) 289-0010.

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

Plan of Operation

MesoCoat’s plan of operation for the coming year is to position itself to succeed in commercialization efforts focused on its CermaClad™ and PComP™ products. To achieve this success Abakan aims to:

•         Establish overseas subsidiaries and plants while supporting their management teams.

•         Gain market entry by creating awareness and establishing relationships with key investors.

•         Increase investment in previously acquired companies, including gaining a controlling interest in Powdermet by year-end 2012.

•         Target existing coating companies to qualify and use powders produced by MesoCoat and Powdermet.

•         Assist MesoCoat in achieving the following objectives:

o   Becoming American Petroleum Institute (API) compliant for CermaClad™ corrosion and wear resistant alloys products through a joint development agreement with Petrobras and ongoing development work.

o   Gaining another joint venture agreement with one or two other major oil corporations by fourth quarter 2011.

o   Completing construction of its first operating plant in Euclid, Ohio and begin producing work samples for certification and approval by potential clients by first quarter 2012, with work to be split 60%/40% between samples and commercial sales.

o   Continuing a plan of constructing CermaClad™ and PComP™ operating plants in strategic market locations (Houston, Alberta, Brazil and the Far East).

o   Continuing the formation of strategic partnerships and a pipeline of potential clients for the CermaClad™ and PComP™ product lines.

Growth Strategy

The Company intends to help MesoCoat grow rapidly over the next five years through the use of project and investor financing. The Company has two growth strategies: i) a conservative or “organic” strategy which requires a further $16,000,000 and ii) a moderate strategy which requires early market acceptance and $45,000,000 to $50,000,000 (dependent on the level of cash flow achieved and the level of project debt financing secured). On realizing sufficient financing, MesoCoat plans to open between six and fifteen operating plants worldwide within five years. Given the wide range of the scenario assumptions, the growth strategy depends largely upon the successful execution of the marketing plans for both CermaClad™ and PComP™. Given our strategy of targeting strategic global regions with multiple potential clients, it is feasible for us to meet our expectations. However, the Company will carefully monitor the risks associated with achieving the goals in each scenario to ensure MesoCoat can meet client expectations while remaining financially solvent.

Plant locations for MesoCoat depend upon first securing client purchase orders sufficient to finance the construction of the plants. Another key component of plant location lies within strategic global positioning. We prefer to finance and build plants in locations with multiple organizations that can become potential clients for our products, hence the focus on locations in Houston, Alberta, Brazil and the Far East. However, we are aware of the inherent political and currency risks that may exist due to working in offshore markets and intend to appropriately address such risks as we move forward with our construction plans.

Operational Logistics

CermaClad™, PComP™ SComP™, MComP™ and ENComP™ are platform technologies with extensive product potential in multiple large market verticals. The Company and related operations will play a major role in six distinct product segments of the value chain: raw materials/consumables, application equipment, coating (cladding) services, casting, fabrication, and maintenance & repair of existing assets. By playing a major role in these six segments of the value chain, the Company and its partners may prove to be an influential player in defining market prices and trends in the structural composites, steel plate, sheet, bar, and tubular products industries. Our vision is to form partnerships, and set up captive or regional facilities with the power players in the target industry. Most of these large manufacturers have project management and installation capabilities besides fabrication, and thus partnerships with these companies would help us build one-stop-shops for customers, where the customers define the specifications/requirements and we, and our value chain partners would take care of the steel fabrication, coating/cladding operations, casting, assembly integration, and inspection activities.

We intend to partner with a major suppliers or end users within geographic regions. Depending on the amount of financing available, we are considering three approaches to this market:

•         High Capital Intensity:  The Company will self-finance and act as owner-operator.

•         Medium Capital Intensity: The Company will enter into joint venture partnerships, with the Company being the operator at 51% ownership and the partner at 49% ownership.

•         Low Capital Intensity: The Company will joint venture with supply chain partners which will act as operators and financiers with 51% ownership and the Company will act as technology supplier at 49% ownership. Within these arrangements we do not intend to be a licensor but rather participate in the operations and service end of the businesses.

Additional Funding

MesoCoat will require additional funding over the next twelve months to fulfill its business plan. Not all of the funding sought is currently available though MesoCoat expects to receive additional funding from the Company on the prospective exercise of the second option under the Investment Agreement. Should MesoCoat be unable to secure additional financing from outside sources or the Company, MesoCoat will most likely be unable to meet its milestones and may need to scale back operations. Any shortfall in minimum funding will adversely affect MesoCoat’s ability to expand or even continue operations.

Results of Operations

During the year ended May 31, 2011:

•           We focused our efforts on our interest on the continued development of MesoCoat and its products.

•           We strengthened our management team with industry experts.

•           We enlarged our board of directors.

•           We amended the terms of our Investment Agreement to extend the time frame in which to acquire a 51% in MesoCoat.

•           We sought and concluded financings in December 2010 for $2,250,000, in March 2011 for $1,500,000, in April 2011 for $500,000, and in May 2011 for $580,465 to close our acquisition agreements for equity interests in MesoCoat and Powdermet.

•           We fulfilled the terms of a Stock Purchase Agreement with Kennametal Inc., dated June 28, 2010, as amended on September 7, 2010 and replaced on March 25, 2011 by an Accord and Satisfaction Agreement, to complete the purchase of approximately 41% interest in Powdermet for an aggregate of $1,650,000.

•           We continued to identify prospective business opportunities for merger or acquisition.

During the year ended May 31, 2011, the Company assisted MesoCoat with the following developments:

•         Redefining its marketing strategy.

•         Hiring new senior management.

•         Improving its branding.

•         Beginning communication with several new potential joint commercialization partners.

•         Entering into a Cooperation Agreement with Petroleo Brasiliero S.A. (“Petrobras”).

•         Accelerating R&D schedules by negotiating favorable engineering contracts with third parties.

•         Breaking ground on a new 11,000 sq. ft. manufacturing plant in Euclid, Ohio; full-scale production from the plant is expected to begin early in 2012; the plant will be able to produce 10,000 square meters of CermaClad™ tubing per year and will be able to fabricate PComP™ products for application in the aerospace, oil and gas, mining and chemical processing industries.

•         Entering into an Assignment Agreement to transfer a distribution agreement granted to Polythermics, LLC to the Company providing it with the exclusive right to distribute MesoCoat’s products intended for application specific to the oil and gas pipeline industry.

•         Completing the initial milestones of the Cooperation Agreement with Petrobras to develop and qualify the CermaClad™ process for the application of CRA (corrosion resistant alloys) to the internal and external surfaces of pipes using proprietary High Density InfraRed (HDIR) lamp technology; Petrobras is a leading integrated oil and gas company headquartered in Rio de Janiero, Brazil, and is the largest company in Latin America.

•         Entering into a collaborative effort with the University of Akron (“UA”) to develop and accelerate commercialization of advanced inorganic coatings directed at reducing the nation’s $300 billion corrosion problem; UA’s Corrosion and Reliability Engineering (CAREs) program and MesoCoat will perform development, testing and risk reduction of advanced inorganic coatings; MesoCoat will provide development engineers and technicians to supervise and train students and new staff to apply CermaClad™ to various metal surfaces

•         Receiving, along with UA, a $2 million award from Ohio Third Frontier (OTF) under the Advanced Energy Program (AEP) to accelerate the commercial demonstration of CermaClad™; a portion of the award will be used to construct a new powder coating and high speed cladding facility at UA, which will be used for advanced coating development; the facility and researchers at UA will assist MesoCoat with research and development tasks, freeing up resources at MesoCoat to focus on deploying coating solutions and serving commercial customers.

•         Entering into an Exclusive Supply Agreement with Mattson Technology, Inc. (NASDAQ: MTSN) that grants MesoCoat access to Mattson’s Vortek® arc lamp system; MesoCoat will use the ultra-high-intensity lamps in the CermaClad™ process.

Subsequent to the period ended May 31, 2011, on July 13, 2011, the Company increased its interest in MesoCoat to 51% on a fully-diluted basis.

Management has also spent significant time developing an extensive deal sourcing network, including top international university materials sciences laboratories, government sponsored labs, industry brokers, lawyers and materials sciences’ association executives, as well enlarging its advisory board with specific technology skills.

Net Losses

For the period from June 27, 2006 (inception) until May 31, 2011, the Company incurred net losses of $5,203,116. Net losses for the year ending May 31, 2011 were $3,184,984 compared to $1,606,698 for the year ending May 31, 2010. The increase in net losses over the comparative periods can be primarily attributed to operating expenses of $2,679,969 and $1,405,484, liquidated damages associated with our agreement to acquire Powdermet shares of $250,000 and $0, interest expense of $174,301 and $10,931, and losses associated with the value of our MesoCoat investment of $349,947 and $191,665, all for the years ended May 31, 2011 and 2010, respectively.

We expect to continue to operate at a loss through fiscal 2012.

Operating Expenses

For the period from inception until May 31, 2011, the Company incurred operating expenses of $4,487,181. Operating expenses for the year ended May 31, 2011 were $2,679,969 as compared to $1,405,484 for the year ended May 31, 2010. The increase in operating expenses over the comparative periods can be attributed to increases in general and administrative expenses (specifically professional fees of $232,504 and $120,392, consulting expenses of $927,776 and $678,798, and payroll and benefits expenses of $190,608 and $66,261, all for the years ended May 31, 2011 and 2010, respectively), stock expense on a note conversion of $195,290 and $142,370, and stock option expenses of $964,439 and $313,313, both for the years ended May 31, 2011 and 2010, respectively.

We expect operating expenses will continue to increase as the Company intends to continue to expand operations which expansion will cause it to incur additional costs.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material effect on operations for the period from June 27, 2006 (inception) to May 31, 2011.

Capital Expenditures

The Company has not spent any significant amounts on capital for the period from June 27, 2006 (inception) to May 31, 2011.

Liquidity and Capital Resources

The Company has been in the development stage since inception. As of May 31, 2011 the Company had a working capital deficit of $510,868, current assets of $22,185 consisting of a note receivable and prepaid expenses, and total assets of $4,906,889 consisting of current assets, investments in MesoCoat and Powdermet, computer equipment, and a website. As of May 31, 2011 the Company had current liabilities of $533,052, consisting of accounts payable, accounts payable to related parties, loans payable and accruals, and accrued liabilities. The Company has non-current liabilities of $1,400,914, net of $599,086 in discounts, and total liabilities of $1,933,967. Stockholders equity in the Company was $2,972,923 as of May 31, 2011.

For the period from inception until May 31, 2011, the Company’s cash flow used in operating activities was $1,639,850.  Cash flow used in operating activities for the year ending May 31, 2011, was $912,198 compared to $609,229 for the year ending May 31, 2010. Cash flow used in operating activities during the current period can be attributed to net losses from operations. We expect to continue to use cash flow in operating activities until such time as we realize a gain on our investments.

For the period from inception until May 31, 2011, the Company’s cash flow used in investing activities was $5,413,886. Cash flow used in investing activities for the year ending May 31, 2011, was $3,804,394 as compared to $1,400,030 for the year ending May 31, 2010. Cash flow used in the current period can be primarily attributed to the payment of $2,050,000 to MesoCoat against the purchase of an additional equity interest in MesoCoat and the payment of $1,650,000 to Kennametal for purchasing an equity interest in Powdermet. We expect to use additional cash flow in investing activities to increase our investments in MesoCoat.

For the period from inception until May 31, 2011, the Company’s cash flow provided by financing activities was $7,053,736. Cash flow provided by financing activities for the year ending May 31, 2011 was $4,676,028 as compared to $2,049,808 for the year ending May 31, 2010. Cash flow provided by financing activities in the current period is attributable to proceeds from the sale of common stock and loans payable. We expect to continue to have cash flow provided by financing activities as the Company completes new rounds of financing as it seeks to build on its investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require debt or equity financing. We had no commitments or arrangements for this financing at May 31, 2011 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers and directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

MesoCoat has obtained verbal commitments for future capital expenditures from the Company and Powdermet to fund any shortfalls (including plant and equipment) in the construction of its new manufacturing facility should we not be able to raise funds in the normal course of business. Further, MesoCoat expects to secure a $1,000,000 loan from the Ohio Third Frontier program that could be drawn down at any time in connection with the construction of its new manufacturing facility should this be necessary to complete the building.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of May 31, 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to its ability to continue as a going concern as a result of net losses of $5,203,116 and a working capital deficit of $510,868 as of May 31, 2011.Our ability to continue as a going concern is dependent on realizing a profit from operations and gains on investment or obtaining funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing a gain from its investments in MesoCoat and Powdermet; (iii) converting debt to equity and (iv) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Results of Operations and Description of Business, with the exception of historical facts, are forward looking statements. We are ineligible to rely on the safe-harbor provision of the Private Litigation Reform Act of 1995 for forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Critical Accounting Policies

The notes to the audited financial statements for the Company for the years ended May 31, 2011 and 2010, included in this Form 10-K filed, discusses those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally (GAAP) accepted in the United States of America.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, beneficial conversion features on debt instruments, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. Actual results may differ from the estimates.

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Our audited financial statements for the years ended May 31, 2011 and 2010 are attached hereto as F-1 through F-40.

Abakan Inc.

(A Development Stage Company)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm - 2011                                               F-2

Report of Independent Registered Public Accounting Firm - 2010                                               F-3

Balance Sheets for the years ended May 31, 2011 and 2010                                                       F-4

Statements of Operations for the years ended May 31, 2011 and 2010, and cumulative amounts

from development stage activities (June 27, 2006 (Inception) through May 31, 2011)                    F-5

Statements of Stockholders' Equity for the period from inception on

June 27, 2006 through May 31, 2011                                                                                          F-6

Statements of Cash Flows for the years ended May 31, 2011 and 2010, and cumulative amounts

from development stage activities (June 27, 2006 (Inception) through May 31, 2011)                     F-9

Notes to the Audited Financial Statements                                                                                   F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Abakan, Inc. (a development stage company)

We have audited the accompanying balance sheet of Abakan, Inc. (the “Company”) as of May 31, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements for the period June 27, 2006 (Inception) through May 31, 2010.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the statements of operations, stockholders’ equity (deficit), and cash flows for the period June 27, 2006 (Inception) through May 31, 2011, insofar as it relates to the amounts for prior periods through May 31, 2010, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abakan, Inc. at May 31, 2011 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception in the amount of $5,203,116.  Management’s plans concerning these matters are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Skoda Minotti

Mayfield Village, Ohio

September 12, 2011

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Abakan, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Abakan, Inc. (A Development Stage Company) as of May 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2010, and since inception on June 27, 2006 through May 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abakan, Inc. (A Development Stage Company) as of May 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2010, and since inception on June 27, 2006 through May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has net losses since inception which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 20, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ABAKAN, INC.

(Formerly known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	May 31,	May 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 40,564
Note receivable - related party (Note 11)	4,500	8,500
Prepaid expenses (Note 5)	16,200	25,151
Prepaid expenses - related parties (Note 6)	1,485	14,153
Total Current Assets	22,185	88,368

Non-Current Assets
Furniture and Computer equipment, net (Note 3)	4,630	2,526
Website, net (Note 4)	-	3,500
Assignment agreement – MesoCoat (Note 4)	250,000	-
Investment deposit on MesoCoat investment (Note 7)	2,050,000	-
Investment in minority interest - MesoCoat (Note 7)	858,418	1,208,365
Investment in minority interest - Powdermet (Note 7)	1,721,656	-

Total Assets	$ 4,906,889	$ 1,302,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accounts payable	$ 202,017	$ 72,899
Accounts payable - related parties (Note 11)	79,214	72,071
Loans Payable (Note 8)	70,600	70,156
Accrued interest - loans payable (Note 8)	41,532	11,380
Accrued Liabilities	139,689	67,261
Total Current Liabilities	533,052	293,767

Non-Current Liabilities
Loans payable – net of discounts of $599,086 (Note 8)	1,400,914	-

Total Liabilities	1,933,966	293,767

Commitments And Contingencies (Note 12)

Stockholders' Equity (Note 9)

Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 2,500,000,000 shares authorized, 59,247,425 issued and outstanding - May 31, 2011, 55,115,000 issued and outstanding - May 31, 2010	5,924	5,511
Paid-in capital	8,330,530	3,018,313
Subscription receivable	(165,465)	(1,750)
Contributed capital	5,050	5,050
Accumulated deficit during the development stage	(5,203,116)	(2,018,132)

Total stockholders' equity	2,972,923	1,008,992

Total liabilities and stockholders' equity	$ 4,906,889	$ 1,302,759

See accompanying notes to the audited financial statements.

ABAKAN INC.

(Formerly Waste To Energy Group Inc)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

			Cumulative
			amounts from
			development
			stage activities
	For the years ended		June 27, 2006
	May 31,		(Inception) to
	2011	2010	May 31, 2011

Revenues	$ -	$ -	$ 1,596

Expenses
General and administrative
General and administrative	163,562	74,529	269,966
Professional fees	172,504	85,392	323,058
Professional fees - related parties	60,000	35,000	105,000
Consulting	533,876	166,798	775,846
Consulting - related parties	393,900	512,000	933,400
Payroll and benefits expense	190,608	66,261	256,869
Depreciation and amortization	5,790	9,821	29,226
Impairment of asset	-	-	180,000
Stock expense on note conversion	195,290	142,370	337,660
Stock options expense	964,439	313,313	1,277,752

Loss from operations	(2,679,969)	(1,405,484)	(4,487,181)

Other (expense) income
Interest expense:
Interest - loans	(36,000)	(8,893)	(52,628)
Interest - related parties	(811)	(2,038)	(5,442)
Liquidated damages	(250,000)	-	(250,000)
Amortization of discount on debt	(137,490)	-	(137,490)

Total interest expense	(424,301)	(10,931)	(445,560)

Interest income	2,125	1,382	4,129
Loss on debt settlement	(5,257)	-	(5,257)
Gain on debt settlement	200,709	-	200,709
Equity in Powdermet income	71,656	-	71,656
Equity in MesoCoat loss	(349,947)	(191,665)	(541,612)

Loss before provision for income taxes	(3,184,984)	(1,606,698)	(5,203,116)

Provision for income taxes	-	-	-

Net loss	$ (3,184,984)	$ (1,606,698)	$ (5,203,116)

Net loss per share - basic	$ (0.06)	$ (0.03)
Net loss per share - diluted	$ (0.05)	$ (0.03)
Weighted average number of common shares outstanding - basic	57,058,470	52,393,630
Weighted average number of common shares outstanding - diluted	65,148,703	57,843,630

See accompanying notes to financial statements.

ABAKAN, INC.

(Formerly known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT)

	Common Stock		Paid-in			Accumulated
						Deficit
						During	Total
				Contributed	Subscription	Development	Stockholders’
	Shares	Amount	Capital	Capital	Receivable	Stage	Equity

Inception, June 27, 2006	-	$ -	$ -	$ -	$ -	$ -	$ -
Common Shares issued to director for cash June 27, 2006	2,500,000	250	(150)	-	-	-	100
Common Shares issued to director for cash June 27, 2006	125,300,000	12,530	(7,518)	-	-	-	5,012
Common Shares issued to director for cash October 31, 2006	62,500,000	6,250	(3,750)	-	-	-	2,500
Private placement closed April 30, 2007	35,265,000	3,527	67,003	-	-	-	70,530
Net (loss) for the period						(28,079)	(28,079)

Balance, May 31, 2007	225,565,000	22,557	55,585	-	-	(28,079)	50,063
Net (loss) for the year						(28,993)	(28,993)

Balance, May 31, 2008 (Restated)	225,565,000	22,557	55,585	-	-	(57,072)	21,070
Common Shares cancelled to directors September 2, 2008	(175,300,000)	(17,531)	17,531				-
Contributed Capital	-	-	-	5,050	-	-	5,050
Net (loss) for the year						(354,363)	(354,363)

Balance, May 31, 2009	50,265,000	5,026	73,116	5,050	-	(411,434)	(328,242)
Private placement, closed December 16, 2009 for $0.50 per share	4,200,000	420	2,099,580	-	-	-	2,100,000
Debt Converted into stock December 16, 2009 for $0.60 per share, including costs of $102,370	400,000	40	342,330	-	-	-	342,370
Subscription receivable from above private placement					(1,750)	-	(1,750)
Common shares issued services on April 26, 2010	150,000	15	89,985	-	-	-	90,000
Common shares issued services on April 30, 2010	100,000	10	99,990	-	-	-	100,000
Stock options expense	-	-	313,313	-	-	-	313,313
Net (loss) for the year						(1,606,698)	(1,606,698)

Balance, May 31, 2010	55,115,000	$ 5,511	$3,018,313	$ 5,050	$ (1,750)	$ (2,018,132)	$ 1,008,992

See accompanying notes to the audited financial statements.

ABAKAN, INC.

(Formerly known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) - CONTINUED

	Common Stock		Paid-in			Accumulated
						Deficit
						During	Total
				Contributed	Subscription	Development	Stockholders’
	Shares	Amount	Capital	Capital	Receivable	Stage	Equity
Balance forwarded, May 31, 2011	55,115,000	$ 5,511	$ 3,018,313	$ 5,050	$ (1,750)	$ (2,018,132)	$ 1,008,992

Private placement for cash, closed October 21, 2010 for $0.75 per share	566,667	57	424,943	-	-	-	425,000
Debt Converted into stock October 21, 2010 for $0.82 per share, including costs of $37,333	533,333	53	437,280	-	-	-	437,333
Private placement for cash, closed October 22, 2010 for $0.75 per share	1,660,000	166	1,244,834	-	-	-	1,245,000
Common shares issued for services on November 16, 2010	60,000	6	60,594	-	-	-	60,600
Debt Converted into stock December 10, 2010 for $0.75 per share, including costs of $23,400	90,000	9	90,891	-	-	-	90,900
Common shares issued for services on December 10, 2010	150,000	15	152,985	-	-	-	153,000
Private placement for cash, closed January 27, 2011 for $1.00 per share	160,000	16	159,984	-	-	-	160,000
Common shares issued for assignment agreement on March 15, 2011	150,000	15	149,985	-	-	-	150,000
Debt Converted into stock March 25, 2011 for $1.00 per share, including costs of $4,557	56,960	6	61,511	-	-	-	61,517
Common shares issued for services on May 2, 2011	50,000	5	49,995	-	-	-	50,000
Common shares issued for services on May 11, 2011	60,000	6	49,194	-	-	-	49,200
Private placement for cash, closed May 17, 2011 for $1.00 per share	115,000	11	114,989	-	-	-	115,000
Common shares issued for services on May 20, 2011	15,000	$ 1	$ 18,599	$ -	$ -	$ -	$ 18,600

May 31, 2011 continued on following page

See accompanying notes to the audited financial statements.

ABAKAN, INC.

(Formerly known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) – CONTINUED

	Common Stock		Paid-in			Accumulated
						Deficit
						During	Total
				Contributed	Subscription	Development	Stockholders’
	Shares	Amount	Capital	Capital	Receivable	Stage	Equity

May 31, 2011 continued from previous page

Private placement for cash, closed May 25, 2011 for $1.00 per share	65,465	$ 7	$ 65,458	$ -	$ -	$ -	$ 65,465
Subscription receivable from above private placement	-	-	-	-	(65,465)	-	(65,465)
Private placement for cash, closed May 26, 2011 for $1.00 per share	50,000	5	49,995	-	-	-	50,000
Debt Converted into stock May 29, 2011 for $1.00 per share, including costs of $15,600	30,000	3	45,597	-	-	-	45,600
Private placement for cash, closed May 29, 2011 for $1.00 per share	100,000	10	99,990	-	-	-	100,000
Subscription receivable from above private placement	-	-	-	-	(100,000)	-	(100,000)
Debt Converted into stock May 31, 2011 for $1.00 per share, including costs of $114,400	220,000	22	334,378	-	-	-	334,400
Subscription receivable write off from December 16, 2009	-	-		-	1,750	-	1,750
Beneficial conversion warrant valuation for convertible debts	-	-	736,576	-	-	-	736,576
Stock options expense	-	-	964,439	-	-	-	964,439
Net (loss) for the year						(3,184,984)	(3,184,984)

Balance, May 31, 2011	59,247,425	$ 5,924	$8,330,530	$ 5,050	$ (165,465)	$(5,203,116)	$ 2,972,923

See accompanying notes to the audited financial statements.

ABAKAN, INC.

(Formerly known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

			Cumulative
			amounts from
			development
			stage activities
	For the years ended		June 27, 2006
	May 31,		(Inception) to
	2011	2010	May 31, 2011

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net loss from development stage activities	$ (3,184,984)	$ (1,606,698)	$ (5,203,116)
Adjustments to reconcile net loss to net
cash provided by (used in) development stage activities:
Depreciation and amortization	5,790	9,821	29,226
Amortization of discount on debt	137,490	-	137,490
Stock options expense	964,439	313,313	1,277,752
Stock expense from note conversion	195,290	142,370	337,660
Stock issued for services	331,401	190,000	521,401
Equity in investee loss	278,292	191,665	469,957
Changes in operating assets and liabilities:
Notes receivable - related parties	4,000	(8,500)	(4,500)
Prepaid expenses	8,951	(39,304)	(30,353)
Prepaid expenses – related parties	12,667	-	12,667
Accounts payable	129,118	122,301	340,486
Accounts payable - related parties	97,073	64,872	161,945
Accrued interest - related parties	-	-	2,664
Accrued interest - loans payable	35,847	10,931	54,443
Accrued liabilities	72,428	-	72,428
Waste to Energy Group Inc.	-	-	180,000
Total adjustments	2,272,786	997,469	3,563,266
NET CASH USED IN DEVELOPMENT STAGE ACTIVITIES	(912,198)	(609,229)	(1,639,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture, computer equipment and website	(4,394)	-	(33,856)
MesoCoat - minority interest	(2,050,000)	(1,400,030)	(3,450,030)
Powdermet - minority interest	(1,650,000)	-	(1,650,000)
Assignment agreement - MesoCoat	(100,000)	-	(100,000)
Waste to Energy Group Inc.	-	-	(180,000)
NET CASH USED IN INVESTING ACTIVITIES	(3,804,394)	(1,400,030)	(5,413,886)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,997,999	2,100,000	4,176,141
Proceeds from loans payable	2,625,769	(50,192)	2,771,802
Proceeds from loans payable - related parties	79,680	-	79,680
Payments on loans payable - related parties	(27,420)	-	21,063
Proceeds from capital contributed	-	-	5,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,676,028	2,049,808	7,053,736

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,564)	40,549	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,564	15	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 40,564	$ -

See accompanying notes to the audited financial statements.

ABAKAN, INC.

(Formerly known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS - CONTINUED

			Cumulative
			amounts from
			development
			stage activities
	For the years ended		June 27, 2006
	May 31,		(Inception) to
	2011	2010	May 31, 2011

Supplemental Disclosures:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ 964	$ -	$ -

Supplemental Non-cash Disclosures:
Notes and accounts payable converted to stock
Accounts payable - related party	$ (141,960)	$ (64,011)	$ (205,971)
Loans payable	(625,169)	(25,000)	(650,169)
Accrued interest	(4,331)	-	(4,331)
Notes payable - related party	-	(99,515)	(99,515)
Accrued interest - related party	-	(9,724)	(9,724)
Common stock	774,460	200,000	974,460
Subscription payable	(3,000)	-	(3,000)
Subscription receivable	-	(1,750)	(1,750)
	$ -	$ -	$ -
Stock issued for assignment agreement - MesoCoat
Assignment agreement - MesoCoat	$ (150,000)	$ -	$ (150,000)
Common stock	150,000	-	150,000
	$ -	$ -	$ -
Non-cash write off of balances
Accounts payable - related party	$ 52,030	$ -	$ 52,030
Loans payable	(156)	-	(156)
Accrued interest	(553)	-	(553)
Notes payable - related party	(52,260)	-	(52,260)
Accrued interest - related party	(811)	-	(811)
Subscription receivable	1,750	-	1,750
	$ -	$ -	$ -
Beneficial conversion valuation
Additional paid in capital	$ (736,576)	$ -	$ (736,576)
Discount on convertible debts	736,576	-	736,576
	$ -	$ -	$ -
Stock issued for consideration for subscription receivable
Subscription receivable	$ 165,465	$ -	$ 165,465
Common stock	(17)	-	(17)
Paid-in capital	(164,448)	-	(164,448)
	$ -	-	$ -

See accompanying notes to the audited financial statements.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 1 – General Organization and Business

Your Digital Memories, Inc. was incorporated in the state of Nevada on June 27, 2006.

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

Abakan Inc. (the “Company,” “we”, “us”, “our”) is in the development stage as defined under FASB ASC 915-10, "Development Stage Entities."

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

Our acquisition strategy is to make sure we negotiate upfront future ownership based on a series of value creating steps whereby the Company has the right to continue or discontinue investing based on an investee meeting those milestone steps. This allows management to forecast potential financing needs of a firm in stages to plan for our present and future fundraising efforts.  It also gives the Company the right to hedge its investing if it feels a company is not performing up to the goals that were anticipated during the negotiating process. By doing this, each investee company is expected to reach certain operating milestones prior to receiving the next round of fundraising or us exercising our next round of acquisition.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 2 – Significant Accounting Policies

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (GAAP).

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB.  The FASB sets GAAP that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, cash equivalents include all highly liquid investments with a maturity of three months or less.

Fair Value of Financial Instruments

In January 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (Formerly referenced as SFAS No. 157, Fair Value Measurements), to value its financial assets and liabilities. The adoption of ASC 820 did not have a significant impact on the Company’s results of operations, financial position or cash flows.  ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price).

ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs may be used to measure fair value:

·	Level 1 – Active market provides unadjusted quoted prices for identical assets or liabilities that the company has the ability to access;
·

Level 2 – Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in inactive markets. Level 2 inputs include those other than quoted prices that are observable for the asset or liability and that are derived principally from, or corroborated by, observable market data by correlation of other means. If the asset or liability has a specified term the Level 2 input must be observable for substantially the full term of the asset or liability; and

·	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 2 – Significant Accounting Policies – continued

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2011.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, accounts receivable, accounts payable, and notes payable are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of note payable to stockholder approximates its fair value because the interest rates associated with the instrument approximates current interest rates charged on similar current borrowings.  The Company does not have other financial assets that would be characterized as Level 2, but we do feel that our investments in MesoCoat and Powdermet would be characterized as Level 3 assets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, beneficial conversion features on debt instruments, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. Actual results may differ from the estimates.

Concentration of Credit Risk

86% of our notes receivable are from two companies owned by a related party. We feel our exposures on these notes are mitigated by a liability we have recorded to the related party in an amount greater than our notes receivable. In the case of a default, we would be able to offset these notes receivable against that account payable.

Reclassifications

Certain amounts in the year ended May 31, 2010 financial statements have been reclassified to conform to the current year ended May 31, 2011 presentation.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 2 – Significant Accounting Policies – continued

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting, in accordance with ASC 323. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee Company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in (Investee) income (loss)” in the Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Minority Interest – (Investee)” in the Company’s balance sheets.

Occasionally, we may make payments towards our investment in investee companies. As we make those deposits on our total investment, we account for those payments on our balance sheet as “Investment deposits in (investee).” When we complete the total investment amount, these amounts are moved into the individual investment accounts discussed above.

Earnings (Loss) Per Common Share

The Company computes net loss per share in accordance with FASB ASC 260-10, "Earnings per Share". FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic  EPS  is  computed   by  dividing  net  loss  available to common stockholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The only potentially dilutive common shares outstanding are stock options and warrants from inception (Note 10).

Notes Receivable

Notes receivable are stated at face value, plus any accrued interest earned. The Company analyzes each note receivable each period for probability of collectability. Notes are considered in default when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of May 31, 2011 and 2010, management has determined that no occurrence of default exists.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to operations as incurred. Depreciation is based on the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized. Accelerated depreciation methods are generally used for income tax purposes.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 2 – Significant Accounting Policies – continued

Depreciation

Depreciation is computed on the straight-line method net of salvage value with useful lives as follows:

                        Computer equipment                                       3 years

            Office furniture and equipment                                   5 years

Intangible Assets

In accordance with ASC 350, “Intangibles – Goodwill and other,” goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment, and possible adjustment. Other intangible assets with definite lives are amortized over their individual useful lives. Website costs are amortized using the straight-line method over three years and the assignment agreement is amortized using the straight-line method over eighty-eight months (see Note 4).

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year in deferred tax assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

Revenue Recognition

The Company has not adopted any policy regarding revenue since we have not had any revenue from our current operations other than interest earned.  When we are ready to receive revenue we will design our policies and disclose them at that time.

Advertising Costs

The Company will expense its advertising costs when incurred. During the years ended May 31, 2011 and 2010, we had $950 and $-0- in expenditures on advertising expenses, respectively.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

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

Derivatives

The Company occasionally issues financial instruments that contain an embedded instrument. At inception, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings.

The Company determined that all embedded items associated with financial instruments at this time do not qualify for derivative treatment, nor should those be separated from the host.

Impairment of Long Lived Assets

We evaluate whether events and circumstances have occurred which indicate the remaining estimated useful life of long lived assets, including other intangible assets, may warrant revision or the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on a comparison of the fair value of the related assets to the carrying value using discount rates that reflect the inherent risk of the underlying business. Impairment losses, if any, would be recorded to the extent the carrying value of the assets exceeds the implied fair value resulting from this calculation.  As of May 31, 2011 and 2010, the Company has not recognized any impairment associated with long lived assets.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 2 – Significant Accounting Policies – continued

General Accounting Policy for Contingencies

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

As of May 31, 2011 and 2010, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period of June 27, 2006 (inception) through the year ended May 31, 2011, of $5,203,116, and a working capital deficit of $510,868.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock, debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of the Company.

Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, the Company has evaluated subsequent events through September 12, 2011, the date which the financial statements were available to be issued (Note 15).

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 3 – Furniture and Computer Equipment

Furniture and computer equipment consisted of the following:

			May 31, 2011	May 31, 2010
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer Equipment	$12,322	$ 8,190	$ 4,132	$ 2,526
Furniture and Fixtures	534	36	498	-
Total	$12,856	$ 8,226	$ 4,630	$ 2,526

Depreciation was $2,290 and $2,821 for the years ended May 31, 2011 and 2010, respectively.

Note 4 - Intangible Assets

Website Development

In December 2007, we contracted with an unrelated contractor to develop a new website that reflected our new logo, business and branding. It was completed and was accessible in December 2007. In accordance with ASC 350-50, “Intangibles – Goodwill and other,” we capitalized website development costs of $21,000, and commenced its amortization over three years starting in December 2007.

			May 31, 2011	May 31, 2010
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Website	$ 21,000	$ 21,000	$ -	$ 3,500
Assignment agreement- MesoCoat	250,000	-	250,000	-
Total	$ 271,000	$ 21,000	$ 250,000	$ 3,500

Amortization expense was $3,500 and $7,000 for the years ended May 31, 2011 and 2010, respectively.

Assignment Agreement – MesoCoat

On March 25, 2011, the Company entered into an assignment agreement (the Agreement) whereby it would assume the exclusive rights to distribute MesoCoat’s products intended for applications specific to the oil and gas pipeline industry in consideration of $250,000 (Note 9).  The Agreement was entered into with a company who entered into an exclusive distribution agreement with MesoCoat dated October 10, 2008 which was in effect for 10 years following the original date of the exclusive distribution agreement.  On May 31, 2011, the Company completed the transfer of consideration and assumed all rights to the agreement.  As of May 31, 2011, the Company will amortize the Agreement over the remaining term of 88 months.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following at May 31, 2011:

Name	Description	Amount
Steven Ferris	Prepayment retainer for services	$16,200

Prepaid expenses consisted of the following at May 31, 2010:

Name	Description	Amount
Preferred Medical Plan	One month in advance premium	$151
Haynes and Boone, LLP	Prepayment retainer for legal fees	25,000
	Total	$25,151

Note 6 – Prepaid Expenses – related party

Prepaid expenses consisted of the following at May 31, 2011:

Name	Description	Amount
Mark Sullivan	Advance payment for expenses	$1,485

Prepaid expenses consisted of the following at May 31, 2010:

Name	Description	Amount
Prosper Financial	Advance payment for expenses	$2,522
Costas M. Takkas	Consulting advance payment	1,631
MesoCoat, Inc.	Advance payment for expenses	10,000
	Total	$14,153

Note 7 - Investment in non-controlling interest

MesoCoat, Inc.

MesoCoat, Inc. (“MesoCoat”) is an Ohio based nanotechnology materials science business in which the Company holds a thirty four percent (34%) equity interest, 79,334 shares of common stock, with the option to acquire up to a seventy five percent (75%) interest. The following table shows amounts we advanced to MesoCoat which represent deposits on our next stage of investment in their company. These amounts are shown as Investment deposit on MesoCoat investment on the accompanying balance sheets.

Date	Amount
October 25, 2010	$600,000
November 3, 2010	500,000
January 27, 2011	160,000
March 22, 2011	200,000
April 25, 2011	400,000
May 31, 2011	190,000
$2,050,000

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 7 - Investment in Non-Controlling Interest - continued

On December 8, 2010, we amended the Investment Agreement with MesoCoat to extend the time frame in which we hold the exclusive option to acquire a fully diluted 51% interest in MesoCoat until the later of January 31, 2011 or five business days subsequent to the completion of MesoCoat’s May 31, 2010 audit. As of May 31, 2011, we have made the above discussed deposits on the next stage of our investment, and we completed our next stage of investment on July 13, 2011, and have acquired an additional 86,156 shares of common stock from MesoCoat in exchange for $2,800,000. Accordingly, in subsequent periods since our ownership has increased to 51% and we can affect control, we will consolidate the financials of MesoCoat into ours.

We have analyzed our investment in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323), and concluded that our 34% minority interest investment does give us significant influence over MesoCoat’s business actions, board of directors, or its management, and therefore we will account for our investment using the Equity Method. An audit of MesoCoat, by a PCAOB registered auditor for the year ended May 31, 2010 has been completed. We have analyzed our investment in accordance with ASC323 and have determined that no impairment of our investment is necessary at this time; because we believe our intention to exercise our future options is indication of the increase in fair value of the investment. The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

December 10, 2009, initial investment	$ 1,400,030
Equity in loss for year ended May 31, 2010	(191,665)
Investment balance, May 31, 2010	$ 1,208,365
Equity in loss for year ended May 31, 2011	(349,947)
Investment balance, May 31, 2011	$ 858,418

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 7 - Investment in Non-Controlling Interest – continued

Below is a table with summary financial results of operations and financial position of MesoCoat:

MesoCoat Inc.
For the fiscal years ended May 31

	2011	2010
Equity Percentage	34%	34%
Condensed income statement information:
Total revenues	$ 2,334,940	$ 607,956
Total cost of revenues	993,393	677,008
Gross margin	1,341,547	(69,052)
Total expenses	2,370,804	520,304
Net loss	$ (1,029,257)	$ (589,356)
Company's equity in net loss	$ (349,947)	$ (191,665)*
Condensed balance sheet information:
Total current assets	$ 980,635	$ 977,867
Total non-current assets	4,019,646	382,080
Total assets	$ 5,000,281	$ 1,359,947
Total current liabilities	$ 1,005,334	$ 404,351
Total non-current liabilities	2,104,092	87,979
Total equity	1,890,855	867,617
Total liabilities and equity	$ 5,000,281	$ 1,359,947
*Prorata share of loss for the period of December 10, 2009 through May 31, 2010

Please see below for a discussion on how the purchase of ownership in Powdermet, Inc. affects our investment in MesoCoat.

Powdermet, Inc.

Under the terms of our September 7, 2010 amendment to our stock purchase agreement dated June 28, 2010, the Company entered into a stock purchase agreement with Kennametal Inc. (“Kennametal”) to purchase from Kennametal five hundred and ninety six thousand eight hundred and thirteen (596,813) shares, representing a forty one percent (41%) interest in Powdermet, Inc. (“Powdermet”), in exchange for one million six hundred fifty thousand dollars ($1,650,000).

The terms and conditions of the stock purchase agreement required the Company to pay an initial payment of five hundred thousand dollars ($500,000) to Kennametal on September 7, 2010, and the remainder on or before September 30, 2010. The stock purchase agreement contains additional terms related to monthly liquidated damages in the amount of fifty thousand ($50,000) per month starting October 1, 2010. The transaction must close no later than December 31, 2010.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 7 - Investment in Non-Controlling Interest - continued

We made the initial payment of $500,000 on September 7, 2010 and did not make the payment on the balance as agreed; accordingly we recorded liquidating damages of $50,000 per month beginning October 1, 2010, for a total of $250,000 as of the period ended February 28, 2011.

On January 19, 2011, we amended the Stock Purchase Agreement with Kennametal to complete the purchase of Powdermet shares from Kennametal no later than February 15, 2011 for $1,150,000. We did not make our payment on the balance as agreed. On March 21, 2011, we entered into an accord and satisfaction agreement to fulfill the terms of our agreement and settled our debt in full to Kennametal in the amount of $1,200,000.

Powdermet is the parent company of MesoCoat, owning 66% of MesoCoat at May 31, 2011. Andy Sherman serves as the chief executive officer of both Powdermet and MesoCoat in addition to his duties as a member of the Company’s board of directors. Through the Company’s purchase of 41% of Powdermet, we also gain indirect ownership of the additional shares that Powdermet owns. This does not give us greater control of MesoCoat though, since we do not have control of Powdermet.

We have analyzed our investment in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323), and concluded that when the stock purchase agreement is completed our 41% minority interest investment does give us significant influence over Powdermet’s business actions, board of directors, or its management, and therefore we will account for our investment using the Equity Method. The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

December 10, 2009, initial investment	$ 1,650,000
Equity in profit for period of March 21 through May 31, 2011	71,656
Investment balance, May 31, 2011	$ 1,721,656

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 7 - Investment in Non-Controlling Interest - continued

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet Inc.
For the period of March 21 through May 31, 2011

Equity Percentage	41%
Condensed income statement information:
Total revenues	$ 475,597
Total cost of revenues	164,267
Gross margin	311,330
Total expenses	136,560
Net profit	$ 174,770
Company's equity in net profit	$ 71,656
Condensed balance sheet information:
Total current assets	$ 438,869
Total non-current assets	857,866
Total assets	$ 1,296,735
Total current liabilities	$ 648,351
Total non-current liabilities	745,599
Total equity	(97,215)
Total liabilities and equity	$ 1,296,735

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 8 – Loans Payable

As of May 31, 2011 and 2010, the loans payable balance comprised of:

	May 31,
Description	2011	2010
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on April 13, 2013. The note is shown net of a discount of $162,744 attributable to the beneficial conversion feature.	$ 337,256	$ -
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on March 17, 2013. The note is shown net of a discount of $436,342 attributable to the beneficial conversion feature.	1,063,658	-
Uncollateralized demand note to an unrelated entity bearing 1% interest per annum	-	156
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	70,000	70,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	600	-
	$ 1,471,514	$ 70,156
Less current liabilities	70,600	70,156
Total long term liabilities	$ 1,400,914	$ -0-

We also owed $41,532 and $11,380 in accrued interest for the above notes as of May 31, 2011 and 2010, respectively.

As of May 31, 2011 and 2010, we had no restrictive covenants attached to any of the above referenced notes.

Future maturity of our notes payable is presented in the table below:

For the years ended May 31,
2012	$ 70,600
2013	2,000,000
$ 2,070,600

Convertible Debentures

On March 17 and April 13, 2011 we signed two convertible debentures for a total of $2,000,000, due March 17 and April 13, 2013, respectively. As of May 31, 2011, we received all of the proceeds from these debentures. The notes bear an interest rate of 5% per annum, if any amounts are not paid when due the interest rate will adjust and will be 10% per annum until paid.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 8 – Loans Payable - continued

Convertible Debentures (continued)

The notes have a provision for conversion of the outstanding amounts owed  into conversion units for $1.00 per unit; units consists of one share of our common stock and one-half share common stock warrant to purchase shares of stock for $1.50 per share, with an expiration date of two years from the conversion date. We have analyzed these detachable warrants in accordance with FASB ASC 470-20-25-4, Debt with conversion options, and have determined that they have a beneficial conversion feature. Accordingly we have valued these using the Black-Scholes method and have arrived at an aggregate total $736,576, of relative fair value and was recorded as additional paid-in capital and has been recorded as a discount on debt against the corresponding convertible note payable. In our valuation of the warrant value we used the following terms:

March 17 and April 13, 2011
Expected volatility (based on historical volatility)	178.10%
Expected dividends	0.00
Expected term in years	2.0
Risk-free rate	0.95%

In accordance with FASB ASC 470-20-55-32, we are amortizing this amount on the straight-line method over the life of the notes payable of 24 months. For the year ended May 31, 2011, we have recorded $137,490 in amortization of discount on debt and are reflected as a component of interest expense in our statement of operations. The remaining aggregate total of $599,086 will be amortized over the remaining life of the notes.

Note 9 – Stockholders’ Equity

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

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 9 – Stockholders’ Equity - continued

Common Shares – Issued and Outstanding (continued)

On December 16, 2009, we closed an equity financing for $2,100,000 or 4,200,000 units, at $0.50 per unit, each unit consisted of one share of common stock, and one half share warrant to purchase shares of our common stock, with a purchase price of $0.75 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $2,100,000.

As part of the above placement we also converted several debts to shares of our common stock in exchange for the amounts owed to an unrelated party and two related parties. For the converted debt of $200,000 the individuals received 400,000 units, each unit consisted of one share of common stock, and one half share warrant to purchase shares of our common stock, with a purchase price of $0.75 per share and an expiration date of two years from the closing. We incurred a stock expense from the conversion of debt of $142,370, including $102,370 for the detachable warrants granted and $40,000 from a discount of our closing share price on the day.

On April 26 and 30, 2010, we issued 150,000 and 100,000 shares of common stock, respectively, for signing bonuses to our Vice President of Business Development and our Vice President of Pipeline Coating Sales. These issuances were in fulfillment of the agreements discussed in Note 10, below.

As of the year ended May 31, 2011, the Company had 59,247,425 common shares issued and outstanding.

On October 21, 2010, we completed a private placement for 1,100,000 shares of common stock for $825,000. This was paid for by $425,000 in cash and a conversion of debt owed of $400,000, on the debt conversion we also incurred a stock expense on note conversion of $37,333, and this is reflected in our statement of operations.

On October 22, 2010, we completed a private placement for 1,660,000 shares of common stock for cash of $1,245,000.

On November 16, 2010, we issued 60,000 shares of our common stock for services performed valued at $60,600.

On December 10, 2010, we issued 150,000 shares of our common stock for a bonus granted to a consultant for services performed valued at $153,000, which is reflected in consulting fees in our statement of operations.

On December 10, 2010, we completed a private placement for 90,000 shares of common stock for $90,900. This was paid for by cash of $3,000, previously recorded as a subscription payable, and a conversion of debt owed of $64,500, on the debt conversion we also incurred a stock expense on note conversion of $23,400, and this is reflected in our statement of operations.

On January 27, 2011, we closed a private placement for $160,000, or 160,000 units consisting of one share of our common stock and one-half share common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $160,000.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 9 – Stockholders’ Equity - continued

Common Shares – Issued and Outstanding (continued)

On March 15, 2011, we issued 150,000 shares of our common stock for an assignment agreement with MesoCoat valued at $150,000; in addition we also paid $100,000 in cash for a total of $250,000 and is reflected in Assignment agreement – MesoCoat (Note 4) in our balance sheet.

On March 25, 2011, we completed a private placement for 56,960 shares of common stock for $61,517. This was paid for by conversion of debt owed of $56,690, on the debt conversion we also incurred a stock expense on note conversion of $4,557, and this is reflected in our operations statement.

On May 2, 2011, we issued 50,000 shares of our common stock for services performed valued at $50,000.

On May 11, 2011, we issued 60,000 shares of our common stock for services performed valued at $49,200.

On May 17, 2011, we closed a private placement for $115,000, or 115,000 units consisting of one share of our common stock and one-half share common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $160,000.

On May 20, 2011, we issued 15,000 shares of our common stock for services performed valued at $18,600.

On May 25, 2011, we closed a private placement for $65,465, or 65,465 units consisting of one share of our common stock and one-half share common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $65,465. In addition, we recorded a subscription receivable of $65,465 in connection with this placement.

On May 26, 2011, we closed a private placement for $50,000, or 50,000 units consisting of one share of our common stock and one-half share common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $50,000.

On May 29, 2011, we closed a private placement for $45,600, or 30,000 units consisting of one share of our common stock and one-half share common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. This was paid for by conversion of debt owed of $30,000. On the debt conversion we also incurred a stock expense on note conversion of $15,600, and this is reflected in our statement of operations.

On May 29, 2011, we closed a private placement for $100,000, or 100,000 units consisting of one share of our common stock and one-half share common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $100,000. In addition, we recorded a subscription receivable of $100,000 in connection with this placement.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 9 – Stockholders’ Equity - continued

Common Shares – Issued and Outstanding (continued)

On May 31, 2011, we closed three private placements for $334,400, or 220,000 units consisting of one share of our common stock and one-half share common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing.  This was paid for by conversion of debts owed of $220,000, on the debt conversions we also incurred a stock expense on note conversion of $114,400, and this is reflected in our statement of operations.

On May 31, 2011, we wrote off an uncollectable subscription receivable of $1,750 for a placement dated December 16, 2009, and is reflected in loss on debt settlement and is reflected in our statement of operations.

Common Stock Warrants

In connection with the above private placement and payables to common stock conversions, we valued the common stock warrants granted during the years ended May 31, 2011 and 2010, using the Black-Scholes model with the following assumptions:

	December 16, 2009	January 27, 2011	May 31, 2011
Expected volatility (based on historical volatility)	158.57%	183.18%	178.10%
Expected dividends	0.00	0.00	0.00
Expected term in years	10	2.00	2.00
Risk-free rate	0.95%	0.95%	0.95%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s warrants. The dividend yield assumption is based on our history and expectation of dividend payments. All warrants are immediately exercisable upon granting, with the exception of the warrants connected with the convertible debentures (Note 8), which are immediately exercisable upon conversion of the debt.

A summary of the common stock warrants granted during the years ended May 31, 2011 and 2010 is presented below:

	Number of Warrants		Number of Warrants
Balance at June 1, 2009	-	Balance at June 1, 2010	2,300,000
Granted	2,300,000	Granted	370,233
Exercised	-	Exercised	-
Forfeited or Expired	-	Forfeited or Expired	-
Balance at May 31, 2010	2,300,000	Balance at May 31, 2011	2,670,233
Exercisable at May 31, 2010	2,300,000	Exercisable at May 31, 2011	2,670,233

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 10 – Earnings-per-share calculation

Basic earnings per common share for the years ended May 31, 2011, and 2010, are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the years ended May 31, 2011, and 2010, are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	May 31, 2011	May 31, 2010
Net earnings from operations	$ (3,184,984)	$ (1,606,698)
Weighted-average common shares	57,058,470	52,393,630
Effect of dilutive securities:
Warrants	2,670,233	2,300,000
Options to purchase common stock	5,420,000	3,150,000
Dilutive potential common shares	65,148,703	57,843,630

Net earnings per share from operations:
Basic	$ (0.06)	$ (0.03)
Diluted	$ (0.05)	$ (0.03)

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The increasing number of warrants used in the calculation is a result of the increasing market value of the Company’s common stock.

Note 11 – Related Party Transactions

Because of the common control between the Company and its related parties, the Company is exposed to the potential that ownership risks and rewards could be transferred among the parties.

In addition to related party transactions mentioned elsewhere, we have the below agreements and transactions:

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 11 – Related Party Transactions– continued

Consulting and Employment Agreements

a)      On December 1, 2009 we entered into an agreement with a related individual to provide bookkeeping services. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by her in the performance of her duties, and will be in effect until December 1, 2010. The consultant was also granted 100,000 stock options with an exercise price of $0.60 per share; they will vest equally over 2 years and the first third was vested upon signing (see Note 13). On April 1, 2010, we entered into an amended agreement with the same related individual to provide bookkeeping services. The terms of the amended consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by her in the performance of her duties, and was in effect until April 1, 2011. The agreement also had a provision to automatically renew for subsequent annual terms unless terminated in writing by either party. For the years ended May 31, 2011 and 2010, we expensed $60,000 and $35,000, respectively, in connection with these contracts and are included in professional fees – related party. As of May 31, 2011 and 2010, we owed $5,000 and $5,139, respectively, and is included in accounts payable - related party.

b)      On December 1, 2009 we entered into an agreement with a related individual to perform the duties of Chief Executive Officer. The terms of the consulting agreement are $7,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by him in the performance of his duties, and was in effect until December 1, 2010. The agreement also had a provision to automatically renew for subsequent annual terms unless terminated in writing by either party. For the year ended May 31, 2011 and 2010, we expensed $90,000 and $45,000, respectively, in connection with this contract and are included in consulting – related party. As of May 31, 2011 and 2010, we owed $15,000 and $-0-, respectively, and is included in accounts payable - related party.

c)      On August 20, 2010, we entered into a consulting agreement commencing August 1, 2010 with a related individual to perform duties as our Chief Financial Officer. On May 11, 2011, this individual resigned his position as Chief Financial Officer. Effective May 10, 2011, this agreement was amended to change the consultant’s role from Chief Financial Officer to general consultant, and all other provisions remain the same.  The terms of the consulting agreement are $8,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until July 31, 2012. The consultant was also granted 200,000 stock options with an exercise price of $0.65 per share; they will vest equally over 3 years (see Note 13). For the period ended May 31, 2011 and 2010, we expensed $86,600 and $66,000, respectively, in connection with this contract and are included in consulting – related party. As of May 31, 2011 and 2010, we owed $20,376 and $-0-, respectively, and is included in accounts payable - related party.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 11 – Related Party Transactions– continued

Consulting and Employment Agreements (continued)

d)     On April 26, 2010, we entered into an employment agreement with a related individual to perform the duties of Vice President – Pipeline Coating Sales. The terms of the employment agreement are $6,000 per month payable in consulting fees, with increases payable with the attaining of certain milestones of performance, and reimbursement to the employee for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until March 31, 2013. The employee was also granted 400,000 stock options with an exercise price of $0.60 per share; they will vest equally over 3 years, beginning April 26, 2011 and continuing on the anniversary date of signing (see Note 13). We also agreed to pay the employee $100,000 in cash and 150,000 shares of our common stock (see Note 9) as a signing bonus payable at the time of signing. For the year ended May 31, 2011 and 2010, we expensed $87,000 and $196,000, respectively, in connection with this contract and are included in payroll and benefits expense. On December 20, 2010, we amended the above employment agreement to include certain performance milestones and shares of our common stock as payment for completing them. As of May 31, 2011 and 2010, we owed $12,247 and $108,314, respectively, and is included in accounts payable - related party. This same individual also owns the two parties that we had notes receivable due from, as noted below in Notes receivable “a”. This individual assigned one of the notes to be applied against the assignment agreement discussed below “Assignment Agreement – MesoCoat”.

e)       On April 30, 2010, we entered into a consulting agreement with a related individual to perform the duties of Vice President – Business Development and a Director of the Company. The terms of the consulting agreement are $10,000 per month payable in consulting fees, and reimbursement to the consultant for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until April 30, 2012. The consultant was also granted 250,000 stock options with an exercise price of $1.30 per share; they will vest equally over 3 years, beginning April 30, 2011 and continuing on the anniversary date of signing (see Note 13). We also agreed to pay the consultant 100,000 shares of our common stock (see Note 9) as a signing bonus payable at the time of signing.

For the year ended May 31, 2011 and 2010, we expensed $115,000 and $110,000, respectively, in connection with this contract and are included in consulting – related party. As of May 31, 2011 and 2010, we owed $11,243 and $10,000, respectively, and is included in accounts payable - related party. This agreement was terminated and replaced with the next agreement on May 1, 2011.

f)      On May 1, 2011, we entered into a consulting agreement with a related individual to perform the duties of Vice President – Business Development and a Director of the Company. The terms of the consulting agreement are $5,000 per month payable in consulting fees, and reimbursement to the consultant for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until April 30, 2012. For the year ended May 31, 2011, we expensed $5,000 in connection with this contract and are included in consulting – related party. As of May 31, 2011, we owed $5,000 and is included in accounts payable - related party.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 11 – Related Party Transactions– continued

Consulting and Employment Agreements (continued)

g)      On June 1, 2010, we entered into a consulting agreement with a company controlled by the spouse of our Chief Executive Officer. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and rental of office space for $1,200 per month, and will be in effect until June 1, 2011. On December 1, 2010, we entered into a revised consulting agreement to supersede the above agreement, with the same company as above. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and rental of office space for $2,213 per month, and will be in effect until December 1, 2011. For the years ended May 31, 2011 and 2010, we expensed $30,000 and $42,500, respectively, in connection with this contract and their previous contract and are included in consulting – related party. As of May 31, 2011 and 2010, we owed $10,348 and $-0-, respectively, and is included in accounts payable - related party.

h)      On May 5, 2011, we entered into an employment agreement commencing May 1, 2011 with a related individual to perform duties as our Chief Financial Officer. The terms of the employment agreement are $10,000 per month salary, a car reimbursement of $500 per month and reimbursement to the employee for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until April 30, 2013. The employee was also granted 400,000 stock options with an exercise price of $1.00 per share; they will vest equally over 3 years (see Note 13). The employee was also granted a stock signing bonus of 60,000 shares of our common stock (Note 9) valued at $49,200 and is reflected in consulting- related party. For the year ended May 31, 2011, we expensed $10,000, in connection with this contract and is included in payroll and benefits expense. As of May 31, 2011 we owed $-0- to this employee.

Notes Receivable

a)      On March 1, 2010 a loan of $25,000 paying 10% interest per annum payable by February 26, 2011 was provided to a company owned by a related party. Interest shall be payable quarterly or as mutually agreed on. Accordingly, we have recorded interest income of $1,063 and $861 on this note for the years ended May 31, 2011 and 2010, respectively. Additionally on April 21, 2010 a loan of $25,000 paying 10% interest per annum payable by April 16, 2011 was provided to a second company owned by the same related party. Interest shall be payable quarterly or as mutually agreed on. Accordingly, we have recorded interest income of $1,063 and $521 on this note for the years ended May 31, 2011 and 2010, respectively. On December 1, 2010 we applied the balance of one of the above $25,000 notes receivable to their accounts payable balance due to the related party and wrote off $1,583 in accrued interest income and is reflected in loss on debt settlement on the accompanying statements of operations. The remaining amounts owed to us were assigned to an assignment agreement, and we wrote off the $1,924 in accrued interest and is reflected in loss on debt settlement on the accompanying statements of operations.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 11 – Related Party Transactions– continued

Notes Receivable (continued)

b)      On April 29, 2010, we entered in to a non-collateralized note receivable with a related company to ours with some common ownership on an interest free basis, payable on demand. On July 15, 2010, we were repaid $4,000 cash on this note and as of May 31, 2011 we are owed a balance remaining of $4,500.

Notes Payable

a)      On September 22, 2008, $50,000 was advanced to Waste to Energy Group Inc. as part of the payments due to Waste to Energy Group Inc. in the Memorandum of Understanding between the two companies by a company controlled by the chief executive officer of the Company.  A

Promissory Note in the amount of $50,000 was issued from the Company on September 22, 2008 paying 8% interest per annum. During the year ended May 31, 2010, the balance outstanding, accrued interest and a note that was assigned to this related party was converted into purchase shares. Then the Note holder used the balance owed including the accrued interest and an amount from accounts payable to purchase units in our private placement closed on December 16, 2009, as further described in Note 9. Accordingly, as of May 31, 2010, the balance on this note is zero.

Note 12 – Commitments and Contingencies

Consulting Agreements

On March 15, 2011, we entered into a consulting agreement commencing April 1, 2011 with an unrelated individual to provide business consulting. The terms of the consulting agreement are a minimum 20 hours per month at $110 per hour or $2,200 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until March 31, 2012.

On March 16, 2011, we entered into a consulting agreement commencing March 16, 2011, with an unrelated individual to provide graphic design work for print and website and website maintenance. The terms of the consulting agreement are $500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until April 16, 2012. In addition, the consultant will also be granted 20,000 stock options, with an exercise price of $1.05 per share of common stock, and will expire ten years from the date of the agreement (see Note 13).

On April 13, 2011, we entered into a consulting agreement commencing April 13, 2011, with an unrelated individual to provide business consulting in the IndoChina Area. The terms of the consulting agreement are the consultant will be granted 100,000 stock options, with an exercise price of $1.05 per share of common stock, and will expire ten years from the date of the agreement, and will vest over three years on the anniversary date of April 13 (see Note 13). We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until April 12, 2014.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 12 – Commitments and Contingencies - continued

Consulting Agreements (continued)

On May 2, 2011, we entered into a consulting agreement commencing May 2, 2011, with an unrelated individual to provide business consulting in the Europe and Asia geographic region. The terms of the consulting agreement are the consultant will be granted 50,000 shares of our restricted common stock, and 150,000 stock options, with an exercise price of $1.05 per share of common stock, and will expire ten years from the date of the agreement, and will vest as follows; one-third immediately, the remaining two-thirds over two years on the anniversary date of May 2 (see Note 13). We also agreed to reimburse the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until May 1, 2012.

On May 20, 2011, we entered into a consulting agreement commencing May 20, 2011, with an unrelated individual to provide business consulting. The terms of the consulting agreement are the consultant will be granted 5,000 shares of our restricted common stock each month, and will receive a prepayment of 15,000 shares upon signing of this agreement. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until August 19, 2011.

Note 13 – Stock Based Compensation

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of our common stock. As of the year ended May 31, 2010 we had granted 3,150,000 options, as was previously disclosed. On August 20, 2010, we granted 200,000 stock options to our Chief Financial Officer at an exercise price of $0.65 per share. The options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date. On October 19, 2010, we granted 1,200,000 stock options to several consultants at an exercise price of $0.75 per share. On November 17, 2010, we granted 25,000 stock options to a consultant at an exercise price of $1.01 per share. On January 25, 2011, we granted 25,000 stock options to a consultant at an exercise price of $1.25 per share. On March 16, 2011, we granted 20,000 stock options to a consultant at an exercise price of $1.05 per share. On April 13, 2011, we granted 100,000 stock options to a consultant at an exercise price of $1.05 per share. On May 12, 2011, we granted 400,000 stock options to an employee at an exercise price of $1.02 per share. On May 13, 2011, we granted 250,000 stock options to four consultants at an exercise price of $1.02 per share. All of these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date. In addition, on May 2, 2011, we granted 150,000 stock options to a consultant at an exercise price of $1.05 per share, and these options will expire ten years from the grant date, and will vest one-third immediately and the remaining two-thirds over the next two years on the anniversary date of granting. After these grants there will be 4,480,000 available for future grant.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 13 – Stock Based Compensation - continued

2009 Stock Option Plan (continued)

Our board of directors administers our Plan, however, they may delegate this authority to a committee formed to perform the administration function of the Plan. The board of directors or a committee of the board has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award.  Our board of directors may amend or modify the Plan at any time.  However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

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

The value of employee and non-employee stock warrants granted during the year ended May 31, 2011 was estimated using the Black-Scholes model with the following assumptions:

	August 20, 2010	October 19, 2010	November 17, 2010	January 25, 2011	March 16, 2011
Expected volatility (based on historical volatility)	194.09%	194.09%	194.09%	183.18%	178.10%
Expected dividends	0.00	0.00	0.00	0.00	0.00
Expected term in years	10	10	10	10	10
Risk-free rate	0.95%	0.95%	0.95%	0.95%	3.25%

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 13 – Stock Based Compensation - continued

2009 Stock Option Plan (continued)

	April 13, 2011	May 2, 2011	May 12, 2011	May 13, 2011
Expected volatility (based on historical volatility)	178.10%	178.10%	178.10%	178.10%
Expected dividends	0.00	0.00	0.00	0.00
Expected term in years	10	10	10	10
Risk-free rate	3.47%	3.29%	3.23%	3.10%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the years ended May 31, 2011 and 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at June 1, 2009	-	$-
Granted	3,150,000	0.64
Exercised	-	-
Forfeited or expired	-	-
Balance at May 31, 2010	3,150,000	$0.64	10.00 years	$15,000
Exercisable at May 31, 2010	166,660	$0.61	10.00 years	$--
Weighted average fair value of options granted during the year ended May 31, 2010		$0.64
Balance at June 1, 2010	3,150,000	$0.64
Granted	2,370,000	0.87
Exercised	-	-
Forfeited or expired	(100,000)	0.60
Balance at May 31, 2011	5,420,000	$0.75	9.00 years	$185,000
Exercisable at May 31, 2011	983,240	$0.63	9.00 years	$--
Weighted average fair value of options granted during the year Ended May 31, 2011		$0.87

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 13 – Stock Based Compensation - continued

2009 Stock Option Plan (continued)

The following table summarizes information about employee stock options under the 2009 Plan outstanding at May 31, 2011:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at May 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at May 31, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.60	2,700,000	8.00 Years	$0.60	$--	933,240	$0.60	$--
$0.65	1,400,000	8.00 Years	$0.65	$120,000	--	$0.00	$--
$0.75	100,000	9.00 Years	$0.75	$15,000	--	$0.00	$--
$1.01	25,000	9.00 Years	$1.01	$--	--	$0.00	$--
$1.02	650,000	10.0 Years	$1.02	$50,000	--	$0.00	$--
$1.05	270,000	10.0 Years	$1.05	$--	50,000	$1.01	$--
$1.25	25,000	10.0 Years	$1.25	$--	--	$0.00	$--
$1.30	250,000	10.0 Years	$1.30	$--	--	$0.00	$--
	5,420,000	9.0 Years	$0.75	$185,000	983,240	$0.63	$--

The total value of employee and non-employee stock options granted during the years ended May 31, 2011 and 2010, was $2,015,157 and $2,038,967, respectively. During years ended May 31, 2011 and 2010 the Company recorded $964,439 and $313,313, respectively, in stock-based compensation expense relating to stock option grants.

At May 31, 2011 and 2010 there was $2,779,371 and $1,725,654, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through May 13, 2014. The following table represents the stock options expense for the each of the next three fiscal years ended May 31:

For years ended May 31,	Expense
2012	$ 1,325,645
2013	1,073,852
2014	379,874
$ 2,779,371

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 14 – Income Taxes

The following is an analysis of deferred tax assets as of May 31, 2011 and 2010:

                                                                                 Deferred      Valuation

                                                                                Tax Assets               Allowance          Balance

Deferred tax assets at May 31, 2009                  $        60,958             $ (60,958)             $   --

Additions for the year                                                    211,674              (211,674)                  --

Net Deferred tax assets at May 31, 2010           $     272,631         $   (272,631)            $    --

Provision to tax returns true ups                                             29,506              (29,506)                            --

Additions for the year                                                    475,058              (475,058)                  --

Deferred tax assets at May 31, 2011                  $    771,195         $   (771,195)            $     --

Deferred income taxes are provided to recognize the effects of temporary differences between financial reporting and income tax reporting. These differences arise principally from the use of accelerated depreciation methods for tax purposes as opposed to the straight-line depreciation method for financial reporting purposes and Federal net operating losses.

Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant deferred tax assets and liabilities are presented below at May 31:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$ 461,935	$ 213,713
Stock options	220,956	46,997
Equity loss in affiliates, net	70,493	28,750
Other	23,811	--
	777,195	289,460
Valuation allowance	(777,195)	(272,631)
Net deferred tax assets	--	16,829

Deferred tax liability:
Other	(--)	(16,829)
Net deferred tax asset	$ --	$ --

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 14 – Income Taxes - continued

The following is reconciliation from the expected statutory Federal income tax rate to the Company’s actual income tax rate for the years ended May 31:

                                                                                                   2011                                2010

Expected income tax (benefit) at

   Federal statutory tax rate -15%                                       $   (475,257)                      $    (241,005)

Permanent differences                                                                199                        29,331

Valuation allowance                                                                 475,058                             211,674

                                                                                            _     ______

Income tax expense                                                            $              - -                    $                 --

We currently have three years of tax returns that are subject to examination, including the fiscal years ended May 31, 2010, 2009, and 2008, based on their filing dates by taxing authorities. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.

The net operating loss carryforward as of May 31, 2011 expires as follows:

Expiring Year	Amount
2027	$ 28,079
2028	28,993
2029	349,313
2030	1,411,157
2031	1,262,025
Total	$ 3,079,567

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2011 and 2010

Note 15 – Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, the Company has evaluated subsequent events through September 12, 2011, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements except as follows.

1.      On June 1, 2011, we entered into a consulting agreement commencing June 1, 2011, with an unrelated individual to provide business consulting. The terms of the consulting agreement are the consultant will be paid $9,000 per month. We also agreed to reimburse the consultant for all reasonable business expenses incurred by her in the performance of her duties, and will be in effect until June 30, 2012.

2.      On June 7, 2011, we entered into a convertible debenture with an unrelated party for $200,000. The note bears an interest rate of 5% per annum and will mature on June 7, 2013. The note is convertible into conversion units for $1.00 per unit. A unit consists of one share of common stock and a one-half share purchase warrant to purchase shares of common stock for $1.50 per share with an expiration date of two years from the conversion date.

3.      On June 8, 2011, we created a wholly owned subsidiary company named, AMP Distributors, Ltd, a Grand Cayman corporation.

4.      On, July 13, 2011, we completed and paid in full the next stage of our investment in MesoCoat, as described further in Note 7.

5.      On July 14, 2011, we entered into a convertible debenture with an unrelated party for $500,000. The note bears an interest rate of 5% per annum and will mature on July 14, 2013. The note is convertible into conversion units for $1.00 per unit. A unit consists of one share of common stock and a one-half share purchase warrant to purchase shares of common stock for $1.50 per share with an expiration date of two years from the conversion date.

  On July 15, 2011 we completed a private placement of 80,000 shares of its common stock for $80,000. In addition, we granted 40,000 share warrants with an exercise price of $1.50 until July 15, 2013.

7.      On August 29, 2011 we entered into a convertible debenture with an unrelated party for $146,665. The note bears an interest rate of 6% per annum and will mature on August 28, 2014. The note is convertible at any time prior to maturity into conversion shares for $1.75 per conversion share.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The Company identified the following material weakness:

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there is , at present, only one independent director who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since inception due to the interested nature of those individuals who comprise our board of directors. While this control deficiency did not result in any audit adjustments to our 2011 or 2010 interim or annual financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

The Company intends to remedy the material weaknesses by:

  Forming an audit committee made up of independent directors that will oversee management (we have begun this process by seeking out individuals who might act as independent directors and appointed an independent director on May 11, 2011).

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended May 31, 2011, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting except for our response to the ineffective controls over period end financial disclosure and reporting processes reported in the prior annual period. During the current annual period we engaged additional accounting support to ensure that required disclosure was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers:

Name	Age	Year Appointed	Position(s) and Office(s)
Robert H. Miller	58	2009	President, chief executive officer, and director
Mark W. Sullivan	47	2011	Chief financial officer and principal accounting officer
Hermann Buschor	74	2010	Director
James S. B. Chew	49	2010	Director
Andrew J. Sherman	47	2010	Director
Theodore Sarniak III	67	2011	Director

Business Experience

The following is a brief account of the business experience of our directors, executive officers, and other significant employees, including their background occupations and employment over the past five years. We also provide the responsibilities and qualifications of our executive officers and other significant employees and the qualifications of our directors. The following includes other directorships in public companies over the past five years of our directors. Except as otherwise noted, none of the following referenced organizations are affiliates of the Company.

Robert H. Miller was appointed as a member of the board of directors and as the Company’s chief executive officer on December 8, 2009.

Background:

From 2007 until the present Mr. Miller has been a director (and was an early investor) of Lifespan Biosciences Inc., a company commercializing proprietary antibodies, providing immune histochemistry services and developing localization databases. Since 2009 he has served as an officer and director of Sonnen Corporation, a company involved in the research and development of a novel process for energy generation consisting of specific materials and proprietary material combinations. (Mr. Miller is the beneficial owner of more than five percent of Sonnen’s common stock.) From 2002 to present, Mr. Miller has been a consultant to Prosper Financial, Inc., a management company that provides financial and corporate consulting services to start-up companies. Between 1998 and 2000 he was a director and financier of Zmax Corporation, a "y2k" company. From 1997 to 2002 Mr. Miller was the president of Stamford International whose principal subsidiary, Nanovation Technologies Inc., was a developer of nano-sized fiber-optic products and he served as director of Nanovation between 1998 and 2001. In 1992 Mr. Miller was the founder and president of Crystallex International Corporation and he served as the company’s Chairman between 1992 and 1996. Between 1988 and 1992 he was the principal financier and consultant to Asiamerica Equities Inc., a NASDAQ listed merchant bank.

Officer and Director Responsibilities and Qualifications:

Mr. Miller is responsible for the overall management of the Company and is involved in many of the Company’s day-to-day operations. He is the Company’s primary leader, communicator and fundraiser.

Mr. Miller has worked as officer and director of many early-stage companies for almost three decades and has participated as the principal investor in over 50 business ventures. He has founded corporations, listed numerous companies on the NASDAQ and the Toronto Stock Exchange, worked full-time with and as a consultant to numerous startups.

Other Public Company Directorships in the Last Five Years:

Mr. Miller has been a director of Sonnen Corporation since 2009.

Mark W. Sullivan was appointed as the Company’s chief financial officer and principal accounting officer on May 11, 2011. Concurrently he was appointed to serve as director of MesoCoat (subsidiary in which the Company holds a majority interest) and Powdermet (subsidiary in which the Company holds a minority interest).

Business Experience:

Between 2002 and 2011 he was President of DQS, Inc, a company involved in territory franchise development. During 2000 and 2001 he was the Vice President of Finance with VIAD Corp., a publicly traded company (NYSE: VVI) in the field of international manufacturing of industrial exhibits. Between 1992 and 2000 he was Chief Financial Officer of Creative Productions (which was bought by VIAD) and during 1991 and 1992 he was their Financial Controller. His experience also includes being the Financial Controller between 1988 and 1991of J H Water Systems, Inc., an environmental construction firm specializing in synthetic liners in reservoirs and landfills and between 1987 and 1988 as an accountant/auditor with Schneider Downs & Company, Inc., Certified Public Accountants.

Officer Responsibilities and Qualifications:

Mr. Sullivan is responsible for managing the financial risks of the Company. He also provides our financial planning and our record keeper. He works with accountants to review financial reports and assists in the preparation of our annual and interim financial statements. He also is responsible for the Company’s periodic financial reporting to our CEO and the board of directors.

Mr. Sullivan has over 25 years of experience in the disciplines of executive management, strategic planning, finance, accounting, human resources, operations, administration, treasury, legal, sales, and plant and facilities management. He has been the owner and operator of numerous businesses specializing in franchise territory development and turnarounds. Mr. Sullivan has served as an adjunct professor at Saint Vincent College in Latrobe, Pennsylvania, teaching corporate finance, accounting, and financial analysis to third and fourth year students. Finally, Mr. Sullivan is a CPA. He received an MBA and MS in Management Information Systems from the University of Pittsburgh and BS in Accounting from Saint Vincent College

Hermann Buschor was appointed as a member of the board of directors on April 30, 2010 and is the Company’s Vice-President of Business Development.

Business Experience:

From February 2007 until the present Mr. Buschor has worked as director of marketing for Socotherm-LaBarge LLC, a company that provides coatings and insulation for deepwater pipelines and onshore gas transmission lines. Between 1999 and 2006 he worked as a sales manager for Tenaris Global Services (USA) Corp., a company that supplies pipelines for deepwater projects.

Director and Significant Employee Responsibilities and Qualifications:

As the Company’s Vice-President of Business Development, Mr. Buschor is responsible for setting the Company’s strategic direction. He spends much of his time spearheading and managing business development initiatives. He is also responsible for developing the Company’s revenue streams through the management and coordination of contracts and customer generation.

Mr. Buschor has over 35 years of international business development experience in the oil and gas pipeline industry and related coating applications. Experienced in the global marketplace, Mr. Buschor’s career has taken him around the world. He has worked with the world’s leading oil and gas companies in Russia, Indonesia, Malaysia, Europe, Africa, South America, and throughout United States and Canada. Mr. Buschor is a graduate of Zurich Trade School, Switzerland, and has studied Financial Analysis and Marketing at New York University.

Other Public Company Directorships in the Last Five Years:

None.

James S. B. Chew was appointed as a member of the board of directors on August 20, 2010.

Business Experience:

Since 2010, Mr. Chew has been Vice President of Business Development at MesoCoat, the Company’s subsidiary. He has twenty-nine years of experience in the aerospace, automotive, and education fields.

Prior to joining Mesocoat, Mr. Chew served as a propulsion engineer for Boeing Aerospace Company (1984-1986), senior engineer for SPARTA (1986-1988), program manager for Air Force Rocket Propulsion Lab (1988-1990), Director of Rocket Propulsion Technology Plans and Programs for the Air Force Phillips Laboratory (1991-1993), Assistant Staff Specialist for Weapons Technology for the Office of the Secretary of Defense (1993-1998), and the Deputy Director of Air and Surface Weapons Technology for the Office of Naval Research (1998-2000). Mr. Chew also served as Exide’s  (Nasdaq:XIDE) Vice President for the Military and Specialty Global Business Unit (2000-2002), Product Marketing Consultant for the Dodge Division of Chrysler Corporation (1986-2000), QWIPTECH’s Chief Operating Officer (2001-2002), General Motor’s American Tuner Program Manager (2000-2002),  T/J Technologies Chief Operating Officer (2002-2004) , Vice President, Science and Technology, ATK (NYSE: ATK) (2004-2009), and SAIC’s (NYSE: SAI) Vice President, Space Systems Development Division (2009-2010).

Director Qualifications:

Mr. Chew earned a lifetime California State Community College teaching credential in engineering. He earned his Bachelor of Science degree in Mechanical Engineering from the California State Polytechnic University, Pomona and a Master of Science degree in Systems Management from the University of Southern California. Mr, Chew is a graduate of the Stanford Executive Engineering Program and the Defense Systems Management College Advanced Program Management Program. He is a DoD Level 3 certified acquisition professional and a DoD Level 3 System, Planning, Development, Research and Engineering professional. He was recognized as the 2009 College of Engineering Distinguished Alumnus by his undergraduate alma mater.

Other Public Company Directorships in the Last Five Years:

None.

Andrew J. Sherman was appointed as a member of the board of directors on August 20, 2010.

Business Experience:

From 1996 until the present Mr. Sherman has served as CEO for Powdermet and from 2007 until the present he has served as CEO of MesoCoat (both of which are the Company’s subsidiaries). Between 1986and 1996 Mr. Sherman was Chief Metallurgist and New Business Development Manager for Ultramet, Inc., a leading Chemical Vapor Deposition (CVD) company, in Pacoima, California, where his technical and business developments resulted in a 10-fold growth in company revenues and the creation of three spinouts (including a $100M plus exit). Mr. Sherman’s developments have been the basis for the formation of eight successful companies to date.

Director Qualifications:

Mr. Sherman brings his 25 years of experience in the nano-engineered coatings field (including an intimate knowledge of both MesoCoat and Powermet) and his entrepreneurial spirit to the board of directors.

Additionally, Mr. Sherman was appointed to the United States Department of Energy’s Hydrogen Safety Panel and has served on the review panel since 2006.  Panel duties include interfacing with codes and standards, accident investigations, site reviews, H2 (hydrogen) project reviews, and H2 information and training, education, and best practices development. He received an M.Sc. and B.Sc. in Ceramic Engineering and a B.Sc. in Chemical Engineering from Ohio State University. He has also authored more than 95 papers and presentations on ceramics, metallurgy and composite powder coatings and was recognized with the 2000 R&D 100 award for his patented nano powder production and is a 2009 Ernst and Young entrepreneur of the year finalist.

Other Public Company Directorships in the Last Five Years:

None.

Theodore Sarniak III was appointed as a member of the board of directors on May 11, 2011.

Business Experience:

From 1976 until the present Mr. Sarniak has been Chief Executive Officer of Jeannette Specialty Glass. During his tenure he changed the company’s product mix and production technologies eight times to be competitive in the ever changing market place. This evolution resulted in a company sales force that covers the United States, Canada, and Europe. From 1990 to 1993 Mr. Sarniak served as the Chief Executive Officer and lead investor of Startron Inc., a night vision manufacturing plant that supplied the U.S. military with state of the art equipment.  From 1983 to 1987 he was the Chief Executive Officer of Jeannette Shade Inc., a company involved in the development and production of light weight vests and armored vehicles which stop the penetration of armor piercing projectiles.

Director Qualifications:

Mr. Sarniak brings independent oversight and a deep scientific and entrepreneurial background to the Company. Prior to joining Jeannette Specialty Glass, he had a very successful career in engineering, research and development, and new product development.  He has also received many U.S. patents involving chemical and scratch resistant products that are presently being sold throughout the world.

Other Public Company Directorships in the Last Five Years:

None.

John Neukirchen was appointed as the Company’s VP of Business Development Oil and Gas in April 2010.

Business Experience:

Since July 2008, Mr. Neukirchen has served as technical director and business manager of Polythermics, LLC., where he has directed the R&D and market introduction of a unique and highly successful line of thermoplastic coating materials and equipment for the oil and gas and mining industries. (On August 25, 2011, the Company entered into an Assignment Agreement to transfer a distribution agreement granted to Polythermics, LLC to the Company providing it with the exclusive right to distribute MesoCoat’s products intended for application specific to the oil and gas pipeline industry.)  Mr Neukirchen has been program director and technical liaison on a number of successful, high profile developmental projects, including the following

  JSF capable next generation landing and service deck coating for US Navy aircraft carriers for the Office of Naval Research (between October 2004 and July 2008.)
  Advanced underbody and under topical armor coating of US Marine vehicles for the Office of Naval Research (between October 2004 and July 2008.)
  Advanced plastic coating system for liquid and gray water storage tanks in US navy vessels for the Office of Naval Research (between October 2004 and July 2008.)
  Advanced plastic coating systems for high impact and corrosion service protection of dam and flood gates for the U.S. Army Corps of Engineers (between February 2005 and August 2007.)
  Corrosion restoration of pile support structures and seawalls under Delta Pier US Naval Base Bangor Washington and US Coast Guard Ketchikan Alaska (November 1996 to December 1999.)
  Consultant, coatings engineer, and supply of primary and secondary chemical containment coatings for all tanks and structures for 5 Boeing facilities (between June 1994 and September 1998)
  Manager, coatings liaison, and supply of primary and secondary chemical containment coatings for tanks and structures under Westinghouse Hanford contract, Hanford Washington (between June 1994 and January 1997)
  Managing consultant, coatings and supply of all primary structure and marine corrosion coatings Longbeach, California Terminal Island Expansion and Coal Port Construction for Kajima E&C (between October 1992 and June 1994)

Significant Employee Responsibilities and Qualifications:

Mr. Neukirchen is responsible for managing the sale MesoCoat’s pipeline coatings. He has over 25 years of business and project management experience, specializing in advanced corrosion protection technologies. Along with his BA degree in Business Management, Mr. Neukirchen has a strong background in Mechanical and Electrical Engineering.

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

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of the Company’s directors, persons nominated to become directors or executive officers.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Commission, and forward copies of such filings to us. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are not aware of any persons who, during the annual period ended May 31, 2011, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

The board of directors has not established a compensation committee. We intend to establish an audit committee within the next twelve months and at such time the compensation committee will develop a charter.

The board of directors has not yet established a nominating committee. We use a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by the Company’s stockholders. Stockholders who desire to recommend candidates for evaluation may do so by contacting the Company in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the board of directors through current members of the board of directors, professional search firms and other persons. In evaluating potential candidates, the board takes into account a number of factors, including among others, the following:

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

We intend to establish a nominating committee within the next twelve months and at such time the nominating committee will develop a charter.

Director Compensation

Directors currently are reimbursed for out-of-pocket costs incurred in attending meetings though we have no formal plan for compensating them for their services as directors. Nonetheless, during the year ended May 31, 2011, the Company compensated certain of its directors for services rendered by granting stock options to purchase common shares pursuant to our 2009 Stock Option Plan.

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

The following table provides summary information for the fiscal year ended May 31, 2011 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Director Compensation Table
Name	Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert H. Miller	$90,000	$0	$0	$0	$0	$0	$90,000
Hermann Buschor	$ $115,000	$0	$0	$0	$0	$6,000	$121,000
James S. B. Chew	$0	$0	$130,000	$0	$0	$0	$130,000
Andrew J. Sherman	$0	$0	$0	$0	$0	$0	$0
Theodore Sarniak III	$0	$0	$153,000_	$0	$0	$0	$153,000
David Greenbaum(1)	$0	$0	$0	$0	$0	$0	$0

 (1)   Mr. Greenbaum was appointed as chief financial officer and principal accounting officer on December 11, 2009, was appointed as director on May 28, 2010, and he resigned such positions on August 20, 2010.

Key Advisors

Reg Allen was most recently Chief Executive Officer of Vortek, a Canadian technology company that had developed the world’s most powerful arc lamp. In 2004, Mr. Allen successfully sold Vortek to a public U.S. semiconductor equipment manufacturer. Mr. Allen is considered a leading authority on applications of the focused arc lamp system that is employed by the Company. At Vortek, Mr. Allen assembled an international team of top-caliber staff and executed an ambitious business plan to commercialize the application of arc lamp technology in advanced semiconductor equipment manufacturing. Mr. Allen has over 30 years of experience working with engineering related solutions.

Mario Medanic was most recently General Manager of Cladtek Bimetal Manufacturing, an Australian leader in the production of mechanically-bonded bimetal and weld-cladded corrosion resistant alloy pipes. At Cladtek Mr. Medanic was instrumental in setting up one of the largest cladding plants in the world, and was involved in management of daily operations to deliver industry-leading products in the oil & gas sector. Mr. Medanic is an expert on the planning and construction of industrial facilities for the oil and gas industry and in implementing management systems to increase competitiveness within the coating and cladding industry. His two decades of experience in the marine and oil & gas sector involves assessing various types of corrosion protection techniques and establishing plants to manufacture solutions.

James Rodriguez de Castro brings with him key industry insight and experience in the financial markets. A highly-experienced international trader and businessman, Mr. de Castro’s far-reaching investments have also connected him with an extensive network of operators in Asian oil and gas logistics, steel treatment and fabrication. Mr. de Castro’s extensive professional background includes 14 years spent with Merrill Lynch based in Japan and Hong Kong. His numerous senior executive roles there included Head of Global Markets, New Initiatives and Advisory, Pacific Rim; Head of Trading, Equity Derivatives, CBs and Index Arbitrage, Asia; and Head Trader, Japanese Equity Derivatives. His experience in the oil and gas sector began with Bankers Trust during the 1992 Gulf War. He remains a very active investor in this sector in Asia and maintains active interests in mining and offshore equipment rental.

ITEM 11.        EXECUTIVE COMPENSATION

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

For the year ended May 31, 2011, $559,500 was paid in salary and stock option awards to retain executive officers. For the year ended May 31, 2010, $716,537 was paid in salary and stock option awards to retain executive officers. We expect that the amount paid to retain executive officers will continue to decline as stock option awards have been realized in the current and prior period.

During the annual period ended May 31, 2011, our chief executive officer received compensation of $7,500 per month pursuant to a consulting agreement. During the annual period ended May 31, 2010, our chief executive officer received compensation of $7,500 per month pursuant to a consulting agreement and Prosper Financial, Inc., a company controlled by a former chief executive officer received option awards valued at $593,037; these option awards are considered beneficially owned by our current chief executive officer.

During the annual period ended May 31, 2011, our current chief financial officer received compensation of $10,000 per month pursuant to an employment agreement in addition to a stock award valued at $49,200 and options awards valued at $408,000. During the annual period ended May 31, 2010, our former chief financial officer received compensation of $3,000 per month pursuant to a consulting agreement and received option awards valued at $118,607.

The Company believes that executive compensation paid in salary will remain consistent over the immediate future as its business develops and that executive compensation paid in stock option awards will decline over future periods.

Summary Compensation

The following table provides summary information for the fiscal years ended May 31, 2011 and 2010 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated at over $100,000 and (iii) additional individuals if compensated at over $100,000.

Executive Compensation Table
Name and Principal Position	Year (ended May 31)	Annual Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Miller: CEO, director(1)	2011 2010	$90,000 $45,000	$0 $0	$0 $0	$0 $593,037	$0 $0	$0 $0	$0 $0	$90,000 $686,037
Mark W. Sullivan: CFO, PAO(2)	2011 2010	$10,000 $0	$0 $0	$49,200 $0	$408,000 $0	$0 $0	$0 $0	$0 $0	$479,500 $0
Costas Takkas: CFO, PAO(3)	2011 2010	$80,000 $0	$0 $0	$0 $0	$0 $130,000	$0 $0	$0 $0	$0 $0	$80,000 $130,000
David Greenbaum: former CFO, director (4)	2011 2010	$0 $36,000	$0 $0	$0 $0	$0 $118,607	$0 $0	$0 $0	$0 $0	$0 $154,607
Maria C. Maz: former CEO, CFO, director (5)	2011 2010	$0 $42,500(6)	$0 $0	$0 $0	$0 $593,037(6)	$0 $0	$0 $0	$0 $0	$0 $635,537
Hermann Buschor: director, VP Bus. Devel.	2011 2010	$115,000 $10,000	$0 $0	$0 $100,000	$0 $324,519	$0 $0	$0 $0	$6,000 $500	$121,000 $435,019
Andrew J. Sherman: consultant (7)	2011 2010	$0 $0	$0 $0	$0 $0	$0 $593,037	$0 $0	$0 $0	$0 $0	$0 $593,037
John Neukirchen: VP Pipeline Coating Sales	2011 2010	$72,000 $6,000	$0 $0	$0 $90,000	$0 $223,657	$0 $0	$0 $0	$12,000 $101,000	$84,000 $420,657

(1)    Mr. Miller as appointed as chief executive officer and director on December 8, 2009. Mr. Miller is considered the beneficial owner of the option awards under the name of Prosper Financial Inc. which is owned by Mr. Miller’s spouse.

(2)     Mr. Sullivan entered into an employment agreement with the Company in connection with his appointment as chief financial officer and principal accounting officer on May 11, 2011. Terms of the agreement include a signing bonus of 60,000 shares, options to purchase 400,000 shares, and a salary of $120,000 per annum.

(3)    Mr. Takkas was appointed as chief financial officer and principal accounting officer on August 20, 2010, and resigned on May 11, 2011.

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

(6)    Ms. Maz was paid as a consultant through Prosper Financial, Inc., a company owned by Ms. Maz.

(7)    Andrew J. Sherman was appointed as a director on August 20, 2010.

Outstanding Equity Awards

The following table provides summary information for the period ended May 31, 2011 concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and chief financial officer and (ii) the three most highly compensated individuals whose total compensation exceeds $100,000:

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Robert H. Miller(1)	333,333	666,667	-	0.60	December 11, 2019	-	-	-	-
Robert H. Miller(1)	-	500,000	-	0.65	October 19, 2020	-	-	-	-
Andrew J. Sherman	333,333	666,667	-	0.60	December 11, 2019	-	-	-	-
John Neukirchen	-	400,000	-	0.60	April 26, 2020	-	-	-	-
Hermann Buschor	-	250,000	-	1.30	April 29, 2020	-	-	-	-
Costas Takkas	-	200,000	-	0.65	August 20, 2020	-	-	-	-
James Chew	-	200,000	-	0.65	October 19, 2020	-	-	-	-
Mark Sullivan	-	400,000	-	1.02	May 12, 2021	-	-	-	-
Theodore Sarniak III	-	150,000	-	1.02	May 13, 2021	-	-	-	-

(1)     Mr. Miller is the indirect, beneficial owner of these options.

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of our common stock. As of July 13, 2011, we granted options to purchase 5,420,000 shares of common stock which were outstanding at exercise prices of $0.60, $0.65, $0.75, $1.01, $1.02, $1.05 and $1.30 per share, which options vest over three years in equal increments. At September 12, 2011, 4,580,000 options remained available for future grant.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 59,377,425 shares of common stock issued and outstanding as of September 12, 2011 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Ownership	Amount and nature of Beneficial Ownership[1]	Percent of Class
Common Stock	Robert H. Miller 4801 Alhambra Circle Coral Gables, Florida 33146	22,740,000[2]	37.9%
Common Stock	Mark W. Sullivan 10 Hawthrone Lane Irwin, Pennsylvania 15642	316,000[3]	0.5%
Common Stock	Hermann Buschor 1920 Stoney Brook Drive Houston, Texas 77063	164,000[4]	0.3%
Common Stock	Andrew J. Sherman 9181 Boyer Lane Kirtland Hills, Ohio 44060	0[5]	0%
Common Stock	James S.B. Chew 1 Vinewood Lane Landera Ranch, California 92694	0[6]	0%
Common Stock	Theodore Sarniak III 215 North 4th Street, P.O. Box 99 Jeannette, PA 15644	0[7]	0%
Common Stock	All Executive Officers and Directors as a Group	23,220,000	38.7%

Common Stock	Maria Maz 4801 Alhambra Circle Coral Gables, Florida 33146	22,740,000[8]	37.9%
Common Stock	Thomas and Mario Miller Family Irrevocable Trust u/a/d 12/01/2009	5,250,000	8.7%

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

(3)     Mr. Sullivan was granted 400,000 options that vest in equal increments over three years to purchase shares of common stock at $1.02 per share on or before May 12, 2021 and subscribed to 57,500 common stock purchase warrants at $1.50 per share to be exercised on or before May 27, 2013.

(4)     Mr. Buschor was granted 250,000 options that vest in equal increments over three years to purchase shares of common stock at $1.30 per share on or before April 29, 2020 and subscribed to 30,000 common stock purchase warrants at $1.50 per share to be exercised on or before June 15, 2013.

(5)     Mr. Sherman was granted 1,000,000 options that vest in equal increments over three years to purchase shares of common stock at $0.60 per share on or before December 14, 2019.

(6)     Mr. Chew was granted 200,000 options that vest in equal increments over three years to purchase shares of common stock at $0.65 per share on or before October 19, 2020.

(7)     Mr. Sarniak was granted 150,000 options that vest in equal increments over three years to purchase shares of common stock at $1.02 per share on or before May 13, 2021.

(8)     Ms. Maz directly owns 17,750,000 shares and indirectly owns 5,250,000 shares held by the Thomas and Mario Miller Family Irrevocable Trust u/a/d 12/01/2009, which trust’s beneficiaries are Ms. Maz’s children.  In addition, Ms. Maz is the beneficial owner of 260,000 warrants owned by Prosper Financial Inc. (“Prosper”), exercisable into 130,000 shares of common stock at $0.75 per share at any time until December 8, 2011. Ms. Maz is the indirect owner of 1,000,000 options, owned by Prosper, to purchase common stock at $0.60 per share before December 14, 2019, one third of which vests each year beginning on December 14, 2010. Ms. Maz is the indirect owner of 500,000 options, owned by Prosper, to purchase common stock at $0.65 per share before October 19, 2020, one third of which vest each year beginning on October 19, 2011.

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

On October 19, 2010, we entered into a stock option agreement with James Chew, a director, pursuant to which agreement Mr. Chew was granted 150,000 stock options at an exercise price of $1.02 per share for a period of ten years that vest in equal amounts over three years from the date of grant.

On December 1, 2010 we entered into a month to month lease arrangement with Prosper Financial Inc., an entity owned by Maria Maz, the wife of our chief executive officer, for the use of office space in Miami, Florida. Under the lease arrangement we pay $2,213 a month for the use of this space.

On May 11, 2011, we entered into an employment agreement with Mark Sullivan in connection with his appointment as chief financial officer and principal accounting officer. Terms of the agreement include a signing bonus of 60,000 shares valued at $0.82 per share ($49,200), 400,000 stock options at an exercise price of $1.02 per share for a period of ten years that vest in equal amounts over three years from the date of grant and a salary of $120,000 per annum.

On May 13, 2010, we entered into a stock option agreement with Theodore Sarniak III, a director, pursuant to which agreement Mr. Sarniak was granted 150,000 stock options at an exercise price of $1.02 per share for a period of ten years that vest in equal amounts over three years from the date of grant.

On June 14, 2011 we entered into a subscription agreement with Mark Sullivan, an executive officer, to purchase 115,000 shares of our common stock and 57,500 share purchase warrants, which purchase was pursuant to a private placement offering at $1.00 for one share and one half share purchase warrant. Each whole warrant allows the grantee to purchase one share of the Company’s common stock for $1.50 within two years of the date of grant.

On June 14, 2011 we entered into a subscription agreement with Hermann Buschor, a director, to purchase 30,000 shares of our common stock and 15,000 share purchase warrants, which purchase was pursuant to a private placement offering at $1.00 for one share and one half share purchase warrant. Each whole warrant allows the grantee to purchase one share of the Company’s common stock for $1.50 within two years of the date of grant.

Director Independence

Our common stock is quoted on the OTCQB electronic quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a) (15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, the Company deems Mr. Sarniak to be an independent director.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees that are billed to us by our auditors for professional services rendered for the past two fiscal years:

Fee Category	Fiscal 2011 Fees ($)	Fiscal 2010 Fees ($)
Audit Fees	25,000	14,625
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Skoda Minotti & Co., Certified Public Accountants (“Skoda”), since July 19, 2011, and Seale & Beers CPA (“Seale”), prior to July 19, 2011, in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to us by Skoda and Seale, as detailed above, were pre-approved by our board of directors. Skoda and Seale performed all work only with their permanent full time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under Item 8. Financial Statements and Supplementary Data, pages   F-1 through F-40, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended May 31, 2011 and 2010:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 56 of this Form 10-K, and are incorporated herein by this reference.

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

Abakan Inc.	Date
/s/ Robert H. Miller By: Robert H. Miller Its: President, Chief Executive Officer and Director	September 12, 2011
/s/ Mark W. Sullivan By: Mark W. Sullivan Its: Chief Financial Officer and Principal Accounting Officer	September 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Robert H. Miller Robert H. Miller President, Chief Executive Officer and Director	September 12, 2011
/s/ Hermann Buschor Hermann Buschor Director	September 12, 2011
/s/ James S. B. Chew James S.B. Chew Director	September 12, 2011
/s/ Andrew J. Sherman Andrew J. Sherman Director	September 12, 2011
/s/ Theodore Sarniak III Theodore Sarniak III Director	September 12, 2011

INDEX TO EXHIBITS

Exhibit No.      Exhibit Description

3.1*                   Certificate of Incorporation of the Company and Certificate of Amendment, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

3.2*                   Bylaws of the Company, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

10.1                   Lease Agreement between Powdermet and Sherman Properties, LLC dated March 7, 2007, attached.

10.2*                 Articles of Merger dated November 9, 2009, incorporated hereto by reference to the Form 8-K filed with the Commission on December 9, 2009.

10.3*                 Agreement and Plan of Merger dated November 9, 2009, incorporated hereto by reference to the Form 8-K filed with the Commission on December 9, 2009.

10.4*                 Consulting agreement dated December 1, 2009, between the Company and Mr. Greenbaum, incorporated hereto by reference to the Form 8-K filed with the Commission on May 28, 2010.

10.5                   Employment agreement dated December 1, 2009, between MesoCoat and Andrew Sherman, attached.

10.6                   Consulting agreement date December 1, 2009 between the Company and Prosper Financial Inc., attached.

10.7                   Consulting agreement dated December 8, 2009 between the Company and Robert Miller, attached.

10.8*                 Investment Agreement dated December 9, 2009, between the Company, MesoCoat and Powdermet, incorporated hereto by reference to the Form 8-K filed with the Commission on December 17, 2009.

10.9                   Agreement date March 17, 2010 between the Company and Sonnen Corporation, attached.

10.10*              Agreement dated April 30, 2010 between the Company and Mr. Buschor, incorporated hereto by reference to the Form 8-K filed with the Commission on May 11, 2010.

10.11                 Commercial lease agreement date June 1, 2010, between Powdermet and MesoCoat, attached.

10.12*              Stock Purchase Agreement dated June 29, 2010 between the Company and Kennametal, incorporated hereto by reference to the Form 8-K filed with the Commission on September 15, 2010.

10.13*              Employment agreement dated August 20, 2010, between the Company and Mr. Takkas, incorporated hereto by reference to the Form 8-K filed with the Commission on August 26, 2010.

10.14*              Amendment No. 1 to Stock Purchase Agreement between the Company and Kennametal dated September 7, 2010, incorporated hereto by reference to the Form 8-K filed with the Commission on September 15, 2010.

10.15*              Amendment to the Investment Agreement dated December 8, 2010, between the Company, MesoCoat and Powdermet, incorporated hereto by reference to the Form 10-Q filed with the Commission on January 19, 2011.

10.16*              Amendment No. 2 to Stock Purchase Agreement between the Company and Kennametal dated January 19, 2011, incorporated hereto by reference to the Form 8-K filed with the Commission on July 132011.

10.17*              Accord and Satisfaction Agreement dated March 21, 2011 between the Company and Kennametal, Inc., incorporated hereto by reference to the Form 8-K filed with the Commission on March 25, 2011.

10.18                 Employment Agreement dated May 11, 2011 between the Company and Mark Sullivan, attached.

10.19*              Assignment Agreement dated August 25, 2011 with Polythermics LLC and MesoCoat, incorporated hereto by reference to the Form 10-Q filed with the Commission on April 19, 2011.

21                      Subsidiaries of the Company, attached hereto.

31.1                   Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto.

31.2                   Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto.

32.1                   Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto.

32.2                   Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto.

*      Incorporated by reference from previous filings of the Company.