Form 10-K/A
period 2010-05-31
ABAKAN, INC
filed 2011-09-27
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

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

As used in this current report unless otherwise indicated, the terms “we”, “us”, “our”, and the “Company” refer to Abakan Inc., and its subsidiaries.

EXPLANATORY NOTE

The Company’s Form 10-K filed on December 20, 2010 (the “Original Filing”) has been amended hereby in its entirety on Form 10-K/A (this “Amendment”) to: (i) add specification and detail regarding transactions with the Company’s subsidiaries and the description of their businesses; (ii) remove any promotional material from the filing; (iii) provide detail in the Properties and in the Legal Proceedings sections and to the Company’s share capital information; (iv) add specification to the Company’s disclosure in the Management’s Discussion and Analysis section; (v) provide clarification in the Forward-Looking Statements; (vi) to rectify the financial statements and the notes thereto; and (vii) add detail to the Directors and Executive Officers, Executive Compensation, and related party transactions information.

Unless indicated otherwise, the disclosures in this Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission (“Commission”) subsequent to the Original Filing, including any amendments to those filings.

ITEM 1.          BUSINESS

Corporate History

The Company was incorporated in the State of Nevada on June 27, 2006 under the name “Your Digital Memories Inc.”

Waste to Energy Group Inc., a wholly-owned subsidiary of the Company, was incorporated in the state of Nevada on August 13, 2008. Waste to Energy Group Inc., and the Company entered into an Agreement and Plan of Merger on August 14, 2008. The board of directors of Waste to Energy Group Inc., and that of the Company deemed it advisable and in the best interest of their respective shareholders that Waste to Energy Inc., be merged into the Company with the Company being the surviving entity as “Waste to Energy Group Inc.”

Abakan Inc., a wholly-owned subsidiary of the Company, was incorporated in the state of Nevada on November 6, 2009. Abakan Inc. and the Company entered into an Agreement and Plan of Merger on November 6, 2009. The board of directors of Abakan Inc., and that of the Company deemed it advisable and in the best interest of their respective shareholders that Abakan Inc., be merged into the Company with the Company being the surviving entity as “Abakan Inc.”

We are a development stage company.

Our office is located at 2665 S. Bayshore Drive, Suite 450, Miami, Florida, 33133 and our telephone number is (786) 206-5368. Our registered agent is EastBiz.com, Inc., located at 5348 Vegas Drive, Las Vegas, Nevada, 89108, and their telephone number is (702) 871-8678.

Our common stock is quoted on the Pink Sheets electronic quotation system under the symbol “ABKI”.

The Company

The Company intends to become a leader in the multi-billion dollar advanced coatings and metal formulations markets by assembling controlling interests in a small number of next generation technology firms. We expect to achieve this goal by investing in R&D firms and technology start-ups that have the potential to substantially impact the surface engineering and energy management needs of Fortune 1000 companies and government entities. The Company is actively involved in supporting the R&D, market development, and commercialization efforts of the entity in which it has invested. We have to date successfully acquired a non-controlling interest in an advanced coatings company, MesoCoat, Inc. (“MesoCoat”) and have an agreement to acquire a non-controlling interest in MesoCoat’s parent company, Powdermet Inc. (“Powdermet”), a metal formulations company based in Euclid, Ohio.

On December 11, 2009 the Company executed an Investment Agreement, dated December 9, 2009, with MesoCoat and Powdermet, in order to purchase 79,334 newly issued MesoCoat shares, equal to a fully diluted 34% equity interest in MesoCoat for $1,400,030.   Powdermet was MesoCoat’s sole shareholder prior to the transaction owned 52% by Andrew Sherman (the CEO and a director of both MesoCoat and Powdermet who became a director of the Company on August 20, 2010), 41% by Kennametal, Inc. (“Kennametal”) (an unrelated company) and 7% by other unrelated parties.

On closing of the Investment Agreement the Company appointed two persons to MesoCoat’s five-person board of directors and earned a series of options to increase its equity interest in MesoCoat, as follows:

  The initial option entitles the Company to subscribe for an additional 17% equity interest in MesoCoat in exchange for $2,800,000. Exercise of the Initial Option would increase the Company’s holdings to a fully diluted 51% of MesoCoat and entitle the Company’s management to appoint a third member – an independent director – to MesoCoat’s five-person board of directors. Further, the exercise of the Initial Option would cause an agreement among the shareholders, executed concurrently with the Investment Agreement, to become effective. The shareholders agreement governs the actions of MesoCoat shareholders in certain aspects of corporate action and creates an obligation for existing shareholders and any new shareholders to be bound in a like manner.
  The second option entitles the Company to subscribe for an additional 24% equity interest in MesoCoat in exchange for $16,000,000 within 12 months of the exercise of the Initial Option or July 12, 2012. Exercise of the second option would increase the Company’s holdings to a fully diluted 75% of MesoCoat and entitle the Company’s management to appoint a fourth member to MesoCoat’s five-person board of directors.
  The third option entitles minority shareholders of MesoCoat, for a period of 12 months after the exercise of the second option, to cause the Company to pay an aggregate amount of $14,600,000, payable in shares of the Company’s common stock or a combination of cash and stock as provided in the Investment Agreement, in exchange for all remaining shares of MesoCoat, on a fully diluted basis, not then held by the Company.

Subsequent to the period of this annual report, the Company entered into a Stock Purchase Agreement on June 28, 2010, as amended on September 7, 2010, with Kennametal to purchase from Kennametal five hundred and ninety six thousand eight hundred and thirteen (596,813) shares being a forty one percent (41%) interest in Powdermet in exchange for one million five hundred thousand dollars ($1,500,000). The terms and conditions of the Stock Purchase Agreement required the Company to pay an initial payment of five hundred thousand dollars ($500,000) to Kennametal on September 7, 2010, and the remainder on or before September 30, 2010. The Stock Purchase Agreement contains additional terms related to monthly liquidated damages in the amount of fifty thousand ($50,000) per month, starting October 1, 2010. The transaction required that we close no later than December 31, 2010. We made the initial payment of $500,000 on September 7, 2010 but did not made a payment on the balance as agreed; accordingly we recorded liquidating damages of $50,000 per month beginning October 1, 2010.

The terms and conditions of the Investment Agreement with Powdermet to acquire an equity interest in MesoCoat and the terms and conditions of the Stock Purchase Agreement with Kennametal to acquire an equity interest in Powdermet (and thereby an indirect interest in MesoCoat) were negotiated on an arms-length basis by unrelated parties without the benefit of a third party appraisal of the current or future value of either investment. Rather our valuation of both investments was based on our analysis of what its products and technologies could do, what solutions it had for specific markets, what market share could be captured, how MesoCoat intended to commercialize its products and how realistic were MesoCoat’s financial projections.  We completed a detailed analysis of these questions and prepared a document that specifically considered the facts and supported our conclusions. Our reliance on options to increase our investment in MesoCoat is consistent with our valuation model going forward which dictates that options will only be exercised at the price agreed if developmental milestones in respect to value as determined by us are achieved within the parameters of our agreement.

MesoCoat, Inc.

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

MesoCoat has exclusively licensed and developed a proprietary metal cladding application process as well as advanced nano-composite coating materials that combine corrosion and wear resistant alloys, and nano-engineered cermet materials with a proprietary high-speed application system. The result is protective cladding applications that can be offered on a competitive basis with existing market solutions. The coating materials unite high strength, hardness, fracture toughness, and a low coefficient of friction into one product structure. MesoCoat’s products are currently undergoing extensive testing by the U.S. Air Force, U.S. Navy and Marine Corp, oil field service companies, and original equipment manufacturers (OEMs).

MesoCoat products nearing commercialization are CermaCladTM for cladding application and PComP TM for ceramic-metallic composite powder thermal spray application.

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

The competitive advantages of PComP™ for each of its two markets are as follows:

•         Chrome replacement

o   PComP™ T-HT (High Toughness) is a high corrosion/wear resistant high velocity oxygen fuel (HVOF) coating for hard chrome replacement in hydraulic cylinders, boilers, chemical, and petrochemical applications. PComP provides both wear and corrosion resistance (unlike chrome), and significantly reduces environmental safety and health liabilities.  Furthermore, in many applications, thermal spray coatings such as PComP provide life multiples over chrome.  Lower coefficient of friction protects seals from premature wear and reduces energy consumption in rotating components through lower friction losses, and the lower coating stresses and higher toughness enable thicker coatings to be applied than chrome or other alternatives, meaning component life can be extended through enabling additional repair cycles.   PComP™ T-HT has significantly higher build-up rates than that of carbides, and grinding and finishing can be done faster and cheaper with conventional grinding techniques compared to the expensive diamond finishing process used for competing carbide coatings.

o   PComP™ T-HH (High Hardness) is a higher wear resistance, cobalt based version of PComP™ T-HT coating for hard chrome replacement in environments that need better wear resistance but have less severe corrosion requirements. PComP™ T-HH also provides good corrosion resistance in non-water environments and its low coefficient of friction and lack of coarse by-products also protects seals and mating surfaces from premature wear.

o   PComP™ S is a hard chrome replacement solution for aerospace applications that exhibits high toughness, wear resistance and displays increased spallation resistance. PComP™ S also has the lowest density of any chrome alternative, enabling significant fuel savings to be realized in transportation markets.

•         Tungsten carbide replacement

o   PComP-T materials offer customers an alternative to escalating tungsten prices arising out of china’s near-monopoly on tungsten supplies.  Unlike tungsten carbide coatings, PComP uses primarily non-strategic, domestic materials such that PComP costs will decrease with increased volume, while tungsten prices have tripled in the last few years and are expected to have increase volatility in the future. Initial pricing is based on achiving a 50% cost reduction over current WC-Co-Cr component repair costs.

o   PComP™W is Mesocoat’s “nano-engineered” tungsten carbide coating solution, and offers significantly improved toughness and wear resistance over industry-standard tungsten carbide coatings, making it better for critical high wear applications such as gate valves. PComP™ W can replace conventional tungsten carbide cobalt in the thermal spray industry and provides increased wear resistance in abrasive wear applications, with higher toughness and impact resistance than ceramic alternatives such as alumina-titania. PComP-W is also significantly more robust than competing detonation gun and alternate coatings, achieving excellent results with much higher throughput and lower operating cost equipment such as standard HVOF guns.

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

Product	Production Scale	Time (months)
PComP™ T	Market Entry	18
PComP™ W	Market Entry	18
PComP™ S	Market Entry	24
CermaClad™ CR	Full Production	21
CermaClad™ WR	Market Entry	15
CermaClad™ WR	Full Production	27

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

Powdermet, Inc.

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

Future Acquisition Targets

The Company utilizes multiple resources to identify future acquisition targets. In addition to the professional networks of senior management and relationships with national labs, such as the Oak Ridge National Lab, we also use the methods below to search for innovative technologies and companies, which could lead us to additional acquisitions:

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

SComP™ is not as close to commercialization as EnComP™ but this solution addresses a much larger market need.  Today’s engineered materials market offers nothing like SComP™ and its closest competition would be engineered honeycomb structures and foamed metals, neither of which have SComP™’s energy absorption capabilities, metal-like aesthetics and ease of use. One of the largest benefits of these syntactic metal composites is their ability to absorb energy from impacts and ballistic events through deformation.  Powdermet is aware of one firm, APS Inc., offers a similar product.

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

•         exclusive license for the high density fusion cladding process from Oak Ridge National Lab

•         strong product pipeline that would be ready for market in the next 2-3 years

•         R&D innovation.

Based on the powders developed by Powdermet, MesoCoat can successfully introduce its application services for corrosion-resistant alloys and wear-resistant coatings. MesoCoat’s continued investment in R&D is expected to improve its current technology and service offerings and spur further innovation.

MesoCoat does face its own barrier to entry in the coatings industry. The most immediate challenge consists of achieving American Petroleum Institute certification for its CermaClad™ products. In order to successfully sell to the oil and gas industry, MesoCoat’s coatings must receive official approval and certification, a process that requires partnership with a major oil and gas entity. It should be noted that the wear-resistant coatings do not require any certification or approval from any industry or government entity, allowing MesoCoat to enter markets such as the oil sands development with minimal resistance. The barriers to entry in the coatings industry rely primarily on developing the best technology and protecting it through intellectually property measures and consistent R&D.

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

The inorganic metal finishing industry alone is one of the largest industrial users of hazardous and carcinogenic chemicals. Hazardous metals such as lead, cadmium, chromium, and to a lesser extent, cobalt, tungsten carbide, and volatile organic compounds used to strip rust and repair large steel structures are being phased out or subjected to increasingly strict environmental regulations. Companies annually spend billions of dollars just on coatings made from hazardous materials. Private companies and government defense agencies often use harmful products like chrome because these solutions have been the best corrosion resistant products available for the last 20 years. However, private and public users are now recognizing the environmental problems these materials cause and the potential safety issues for those who come in contact with these materials.  Many companies would stop using these hazardous materials if a cost effective substitute product could be brought to market.  Legally, users may soon have no choice but to desist from using hazardous materials as the EPA and other international environmental organizations are moving to ban their use.

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

CermaClad™

MesoCoat plans to sell the CermaClad™ process to the oil industry first as it is expected that the CermaClad™ processes’ capability to clad the interior diameter of seamless pipes will result in an immediate market success. Management has made sizeable investments in redesigning the technology to commit to this initial market solution.

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

PComP™

MesoCoat expects to sell PComP™ application services to commercial buyers like Boeing, Caterpillar B.F. Goodrich, and several OEM's from the oil and gas industry  Application services will be sold on a “per square inch” basis and pricing will be reflective of market pressures and the volume of work received from each commercial customer. Pricing variables will be taken into consideration for each application service order.

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

MesoCoat has 1 non-exclusive and 6 exclusively licensed patents from Powdermet Inc., 2 exclusively licensed patents from Oak Ridge National Lab, 2 pending U.S. patents, and 2 pending global patents.

Powdermet owns 7 U.S. patents apart from an exclusively licensed patent from Ultramet Inc., as well as trademarks and licenses which it will use to protect its assets as necessary.

Patents remain in place 20 years from application and 17 years from issuance.

Governmental and Environmental Regulation

The Company is subject to local, state and national taxation. Additionally, the Company’s operations are subject to a variety of national, federal, state and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. We believe that MesoCoat and Powdermet are in full compliance with the Resource Conservation Recovery Act, the key legislation dealing with hazardous waste generation, management and disposal. Nonetheless, under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances. We believe that MesoCoat and Powderment are in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on MesoCoat’s or Powdermet’s ability to conduct business.

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

Research and Development

The Company is focused on research and development of those entities in which it holds an interest. MesoCoat and Powdermet have a history of working on critical R&D projects for the private and public sector over a broad range of research fields, with further work extending into peripheral areas. MesoCoat and Powdermet have adopted this approach because we believe that excellent products can be created when a backdrop of diversified sciences and technologies exist. From this broad range, the respective R&D staff works closely with sales and operations management teams to establish priorities and effectively manage individual projects.

Currently, MesoCoat and Powdermet are working on several critical and high risk-high reward R&D projects primarily funded by the federal government, state government and end users. MesoCoat’s PComP™ and Powdermet’s SComP™ product lines that are the end product of federally funded R&D.

Grant to MesoCoat from the U.S. Department of Energy were $519,098 and $194,000 for the years ended May 31, 2010 and 2009, respectively. Grant to MesoCoat from state government grants were $77,901 and $12,530 for the years ended May 31, 2010 and 2009, respectively. MesoCoats revenues from end users $10,957 and $12,965 were realized for the years ended May 31, 2010 and 2009, respectively.

The Company’s research and development costs for MesoCoat’s products were $13,748 and $9,734 for the years ended May 31, 2010 and 2009, respectively. The Company will continue to invest in materials research, product development, and process engineering to continually enhance customer value while ensuring that the Company is able to maintain a global leadership position in each of the markets it serves. We expect to increase research and development expenditures in future periods as funds become available and as we increase the number of our acquisitions.

Employees

As of December 20, 2010 the Company had two employees and 5 contracted consultants. We use additional consultants, attorneys, and accountants as necessary to assist in the development of our business.

As of December 20, 2010 MesoCoat had 12 employees, one intern and one contracted consultant.

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

The Company’s success is dependent on its ability to assist MesoCoat and Powdermet to commercialize their proprietary technologies to the point of generating sufficient revenues to sustain and expand operations.

Our future operation is dependent on our ability to assist MesoCoat and Powdermet in the commercial application of their proprietary technologies to produce sufficient revenue to sustain and expand operations. The same successful efforts will be required for any additional Company investments. The success of these endeavors will require that sufficient funding be available to the Company to assist the development of investments. Currently, the Company’s financial resources are limited, which limitation may slow the pace at which proprietary technologies can be commercialized and deter the prospect of additional investments. Should we be unable to improve our financial condition through debt or equity offerings, our ability to successfully advance our business plan will be severely limited.

We face significant commercialization risks related to technological businesses.

The industries in which MesoCoat and Powdermet operate and plan to operate are characterized by the continual search for higher performance and lower cost. Our growth and future financial performance will depend on the ability of MesoCoat and Powdermet to develop and market products that keep pace with technological developments and evolving industry requirements. Further, the research and development involved in commercializing products requires significant investment and innovation to keep pace with technological developments. Should we be unable to keep pace with outside technological developments, respond adequately to technological developments, or experience significant delays in product development, our products might become obsolete. Should these risks overcome our ability to keep pace there is a significant likelihood that our business will be severely limited.

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

Competition within the industrial coatings industry and other high technology industries is intense. While the Company’s products are distinguished by next-generation innovations that are more sophisticated and cost effective than many competitive products currently in the market place, a number of entities and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations. Accordingly, our products could become obsolete at any time. Competitors could develop products similar to or better than our own, finish development of new technologies in advance of the Company’s research and development, or be more successful at marketing new products, any of which factors may hurt our prospects for success

Market acceptance of our products and processes produced by MesoCoat and Powdermet is critical to our growth.

We expect to generate revenue from the development and sale of our products and processes produced by MesoCoat and Powdermet. Market acceptance of our products is therefore critical to our growth. If our customers do not accept or purchase our products or processes produced by MesoCoat and Powdermet, then our revenue, cash flow and operating results will be negatively impacted.

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

MesoCoat and Powdermet expect to prepare patent applications in accordance with their respective worldwide intellectual property strategies on acquiring new technologies. However, neither they nor the Company can be certain that any patents will be issued with respect to future patents pending or future patent applications. Further, neither they nor the Company know whether any future patents will be upheld as valid, proven enforceable against alleged infringers or be effective in preventing the development of competitive patents. The Company believes that MesoCoat and Powdermet have each implemented a sophisticated internal intellectual property management system to promote effective identification and protection of their products and know-how in connection with the technologies they have developed and may develop in the future

We may not be able to effectively manage our growth.

We expect considerable future growth in our business. Such growth will come from the addition of new plants, the increase in global personnel, and the commercialization of new products. Additionally, our products should have an impact on the cladding industry; as companies learn that they can receive materials with a short lead time at a higher quality and lower price, market demand should grow, expanding the overall market itself. To achieve growth in an efficient and timely manner, we will have to maintain strict controls over our internal management, technical, accounting, marketing, and research and development departments. We believe that we have retained sufficient quality personnel to manage our anticipated future growth and have though we are still striving to improve financial accounting oversight to ensure that adequate reporting and control systems in place. Should we be unable to successfully manage our anticipated future growth by adherence to these strictures, costs may increase, growth could be impaired and our ability to keep pace with technological advances may be impaired which failures could result in a loss of future customers.

Environmental laws and other governmental legislation may affect our business.

Should the technologies which each of MesoCoat and Powdermet have under development not comply with applicable environmental laws the Company’s business and financial results could be seriously harmed. Furthermore, changes in legislation and governmental policy could also negatively impact us. Although we are currently unaware of any introduced or proposed bills, or policy, that might cause us to make specific changes to our operations, no assurance can be given that if new legislation is passed we will be able to make the changes to comport our technologies with future regulatory requirements.

The Company and those subsidiaries in which it holds or will hold an interest may face liability claims on future products.

Although MesoCoat and Powdermet intend to implement exhaustive testing programs to identify potential material defects in technology we develop, any undetected defects could harm their reputations and that of the Company, diminish their customer base, shrink revenues and expose them and us to product liability claims. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

Our internal controls over financial reporting are not considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we are unable to assert that our internal controls are effective, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

The Company’s certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

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

High and Low Bid Prices
Year	Quarter Ended	High	Low
2010	May 31	$1.55	$0.40
2010	February 28	$0.90	$0.65
2009	November 30	$0.60	$0.25
2009	August 31	$0.25	$0.10
2009	May 31	$0.51	$0.21
2009	February 28	$1.00	$0.40
2008	November 30	$1.25	$0.55

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

Preferred Stock

As of December 20, 2010 there were 50,000,000 shares of preferred stock, par value $0.0001 authorized of which none were outstanding. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

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

Plan of Operation

Plan of Operation

For the coming year the Company aims to:

•         Assist MesoCoat in positioning itself to succeed in commercialization efforts focused on its CermaClad™ and PComP™ products by:

o   Establishing overseas subsidiaries and plants while supporting their management teams.

o   Gaining market entry by creating awareness and establishing relationships with key investors.

•         Increase investment in MesoCoat.

•         Target existing coating companies to qualify and use our powders produced by MesoCoat and Powdermet.

•         Support MesoCoat in achieving the following objectives:

o   Becoming American Petroleum Institute (API) compliant for CermaClad™ corrosion and wear resistant alloys products through a joint development agreement with Petrobras and ongoing development work.

o   Gaining joint venture agreements with major oil corporations by fourth quarter 2011.

o   Building its first operating plant in Euclid, Ohio and begin producing work samples for certification and approval by potential clients by first quarter 2012, with work to be split 60%/40% between samples and commercial sales.

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

Future Funding

The Company will require additional funding over the next twelve months to fulfill its business plan. Not all of the funding sought is currently available though the Company expects to realize additional funding for the prospective exercise of the Initial Option under the Investment Agreement. Should the Company be unable to secure additional financing from outside sources, the Company will most likely be unable to meet its milestones and may need to scale back operations. Any shortfall in minimum funding will adversely affect the Company’s ability to expand or even continue operations.

Results of Operations

During the year ended May 31, 2010, the Company:

•         Focused its efforts on identifying prospective business opportunities for merger or acquisition.

•         Changed its name to “Abakan Inc.”

•         Performed due diligence and entered into the agreements to acquire interests in MesoCoat and Powdermet.

•         Closed the agreement with MesoCoat and began to focus efforts on its noncontrolling interest in MesoCoat.

•         Strengthened its management team with industry experts.

•         Enlarged its board of directors.

•         Sought financing pursuant to the interest acquisition agreements.

During the year ended May 31, 2010, the Company assisted MesoCoat with the following developments:

29

•         Redefining its marketing strategy.

•         Hiring new senior management.

•         Improving its branding.

•         Beginning communication with several new potential joint commercialization partners.

•         Accelerating R&D schedules by negotiating favorable engineering contracts with third parties.

Subsequent to the year ended May 31, 2010, the Company:

•         Sought and concluded financings for $2,250,000 toward the acquisition of equity interests in MesoCoat and Powdermet.

•         Amended the terms of our Investment Agreement to extend the time frame in which to acquire a 51% in MesoCoat.

Subsequent to the year ended May 31, 2010, the Company assisted MesoCoat with the following developments:

•          Entering into a collaborative effort with the University of Akron (“UA”) to develop and accelerate commercialization of advanced inorganic coatings directed at reducing the nation’s $300 billion corrosion problem; UA’s Corrosion and Reliability Engineering  program and MesoCoat will perform development, testing and risk reduction of advanced inorganic coatings; MesoCoat will provide development engineers and technicians to supervise and train students and new staff to apply CermaClad™ to various metal surfaces

Management has also spent significant time developing an extensive deal sourcing network, including top international university materials sciences laboratories, government sponsored labs, industry brokers, lawyers and materials sciences’ association executives, as well enlarging its advisory board with specific technology skills.

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

The Company has a defined stock option plan and contractual commitments with its officers and directors.

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

•         our ability to generate revenues through sales to fund operations;

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the years ended May 31, 2010 and 2009, included in this Form 10-K/A discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Our audited financial statements for the years ended May 31, 2010 and 2009 are attached hereto as F-1 through F-26.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the financial statements, the Company has net losses since inception in the amount of $2,018,132 which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 13.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 20, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ABAKAN, INC.

(Formerly known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	May 31,	May 31,
	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$40,564	$15
Note receivable - related party (Note 9)	8,500	-
Prepaid expenses (Note 4)	25,151	-
Prepaid expenses - related party (Note 5)	14,153	-

Total Current Assets	88,368	15

Non-Current Assets
Computer equipment, net (Note 3)	2,526	5,347
Website, net (Note 3)	3,500	10,500
Investment in Minority Interest - MesoCoat (Note 6)	1,208,365	-

	1,214,391	15,847

Total Assets	$1,302,759	$15,862

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accruals	$72,899	$17,858
Accounts payable - related parties	72,071	71,210
Loans Payable (Note 10)	70,156	196,225
Accrued interest - loans payable (Note 10)	11,380	7,665
Loan payable- related party	-	48,483
Accrued interest - related party	-	2,664
Accrued Liabilities	67,261	-

Total Current Liabilities	293,767	344,104

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 7)

Preferred Stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-

Common stock, par value $0.0001, 2,500,000,000 shares
authorized, 55,115,000 issued and outstanding – May 31, 2010,
50,265,000 issued and outstanding - May 31, 2009	5,511	5,026
Paid in capital	3,018,313	73,116
Subscription receivable	(1,750)	-
Contributed Capital	5,050	5,050
Accumulated deficit during the development stage	(2,018,132)	(411,434)

Total Stockholders' Equity (Deficit)	1,008,992	(328,242)

Total Liabilities and Stockholders' Equity (Deficit)	$1,302,759	$15,862

The accompanying condensed notes are an integral part of these consolidated financial statements.

ABAKAN INC.

(Formerly Waste To Energy Group Inc)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

			Cumulative
			amounts from
			development stage
			activities
	For the years ended		June 27, 2006
	May 31,		(Inception) to
	2010	2009	May 31, 2010

REVENUES	$-	$-	$1,596

EXPENSES
General and administrative
General and Administrative	74,529	22,313	105,404
Professional Fees	85,393	39,605	150,555
Professional Fees - Related party	35,000	-	45,000
Consulting	166,799	92,500	241,971
Consulting - Related party	512,000	-	539,500
Payroll and benefits expense	66,261	-	66,261
Depreciation	9,821	9,615	23,436
Impairment of Asset	-	180,000	180,000
Stock Expense on note Conversion	142,370	-	142,370
Stock options Expense	313,313	-	313,313

Total expenses	1,405,484	344,034	1,808,808

Loss from operations	(1,405,484)	(344,034)	(1,807,212)

Interest Expense
Interest - Loans	8,893	7,665	16,628
Interest - Related Party	2,038	2,664	4,631

Total interest expense	10,931	10,329	21,259

Interest Income	1,382	-	2,004
Equity in MesoCoat loss	(191,665)	-	(191,665)

Loss before provision for income taxes	(1,606,698)	(354,363)	(2,018,132)

Provision for income taxes	-	-	-

NET LOSS	$(1,606,698)	$(354,363)	$(2,018,132)

NET LOSS PER SHARE - BASIC	$(0.03)	*
NET LOSS PER SHARE - DILUTED	$(0.03)	*
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	52,393,630	94,930,479
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	57,843,630	94,930,479
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

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 6 - Investment in non-controlling interest - continued

Below is a table with summary financial results of operations and financial position of MesoCoat:

MesoCoat Inc.
For the fiscal year ended May 31, 2010
Equity Percentage	34%
Condensed income statement information:
Total revenues	$ 607,956
Total cost of revenues	677,008
Gross margin	(69,052)
Total expenses	520,304
Net loss	$ (589,356)
Company's equity in net loss	$ (191,665)*
Condensed balance sheet information:
Total current assets	$ 977,867
Total non-current assets	382,080
Total assets	$ 1,359,947
Total current liabilities	$ 404,351
Total non-current liabilities	87,979
Total equity	867,617
Total liabilities and equity	$ 1,359,947
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

On April 26 and 30, 2010, we issued 150,000 and 100,000 shares of common stock, respectively, for signing bonuses to our Vice President of Business Development and our Vice President of Pipeline Coating Sales. These issuances were in fulfillment of the agreements discussed in Note 11, below.

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

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 8 – Earnings-Per-Share Calculation

Basic earnings per common share for the years ended May 31, 2010 and 2009 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the years ended May 31, 2010 and 2009 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	For the year ended May 31, 2010	For the year ended May 31, 2009
Net earnings from operations	$ (1,606,698)	$ (354,363)
Weighted-average common shares	52,393,630	94,930,479
Effect of dilutive securities:
Warrants	2,300,000	-
Options to purchase common stock	3,150,000	-
Dilutive potential common shares	57,843,630	94,930,479

Net earnings per share from operations:
Basic	$ (0.03)	$ *
Diluted	$ (0.03)	$ *

            * =  less than $(.01) per share

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

Note 9 – Related Party Transactions

As of May 31, 2010 and 2009, we had balances totalling $72,071 and $71,210 outstanding in accounts payable - related party respectively. In addition to related party transactions mentioned elsewhere, we have the below agreements and transactions:

Consulting Agreements

a)      During the year ending May 31, 2009 the Company entered into a consulting agreement commencing September 2, 2008 with a company controlled by the chief executive officer. The terms of the consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties. On December 1, 2009 we entered into a new consulting agreement commencing December 1, 2009 with the same related company. The terms of the new consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. The consultant was also granted 1,000,000 stock options with an exercise price of $0.60 per share; they will vest equally over 3 years (see Note 12). For the years ended May 31, 2010 and 2009, we expensed $42,500 and $45,000, respectively, in connection with this contract and are included in consulting fees – related parties. As of May 31, 2010 and 2009, we owed $-0- and $22,729, respectively, and is included in accounts payable - related party.

b)      On December 1, 2009 we entered into an agreement with a related individual to provide bookkeeping services. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. The consultant was also granted 100,000 stock options with an exercise price of $0.60 per share, they will vest equally over 2 years and the first third was vested upon signing (see Note 12). On April 1, 2010, we entered into an amended agreement to the same related individual to provide bookkeeping services. The terms of the amended consulting agreement are $5,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until April 1, 2011. The consultant was also granted 100,000 stock options with an exercise price of $0.60 per share, they will vest equally over 2 years and the first third was vested upon signing (see Note 12). For the years ended May 31, 2010 and 2009, we expensed $35,000 and $25,000, respectively, in connection with these contracts and are included in professional fees – related party. As of May 31, 2010 and 2009, we owed $5,139 and $27,204, respectively, and is included in accounts payable - related party.

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

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 9 – Related Party Transactions– continued

d)      On December 1, 2009 we entered into an agreement with a related individual to perform the duties of Chief Financial Officer. The terms of the consulting agreement are $6,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until December 01, 2010. The consultant was also granted 200,000 stock options with an exercise price of $0.60 per share, they will vest equally over 2 years and the first third was vested upon signing (see Note 12). For the year ended May 31, 2010 and 2009, we expensed $66,000 and $42,500 in connection with this contract and are included in consulting fees – related parties. As of May 31, 2010 and 2009, we owed $-0- and $21,250, respectively, and is included in accounts payable - related party.

e)      On April 26, 2010, we entered into a consulting agreement with a related individual to perform the duties of Vice President – Pipeline Coating Sales. The terms of the consulting agreement are $6,000 per month payable in consulting fees, with increases payable with the attaining certain milestones of performance, and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until March 31, 2013. The consultant was also granted 400,000 stock options with an exercise price of $0.60 per share, they will vest equally over 3 years, beginning April 26, 2011 and continuing on the anniversary date of signing (see Note 12). We also agreed to pay the consultant $100,000 in cash and 150,000 shares of our common stock (see Note 7) as a signing bonus payable at the time of signing. For the year ended May 31, 2010 and 2009, we expensed $196,000 and -0-, respectively, in connection with this contract and are included in consulting fees – related parties. As of May 31, 2010 and 2009, we owed $108,314 and $-0-, respectively, and is included in accounts payable - related party. This same individual also owns the two parties that we have notes receivable due from, as noted below in Notes receivable “a”. We believe that this individual may assign the notes to be applied against the signing bonus we owe him, which will reduce the accounts payable – related party accordingly. Since we have an executed employment agreement and we may apply the amounts of $50,000 plus interest of $1,382 towards the signing bonus and all parties expect to resolve this in fiscal year 2011. We believe our most conservative presentation is to show the Notes Receivable total of $51,382 applied against the Accounts payable balance of $108,314, for a net amount owed of $56,932, as of May 31, 2010.

f)       On April 30, 2010, we entered into a consulting agreement with a related individual to perform the duties of Vice President – Business Development and a Director of the Company. The terms of the consulting agreement are $10,000 per month payable in consulting fees, and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until April 30, 2012. The consultant was also granted 250,000 stock options with an exercise price of $1.30 per share, they will vest equally over 3 years, beginning April 30, 2011 and continuing on the anniversary date of signing (see Note 12). We also agreed to pay the consultant 100,000 shares of our common stock (see Note 7) as a signing bonus payable at the time of signing. For the year ended May 31, 2010 and 2009, we expensed $110,000 and $-0-, respectively, in connection with this contract and are included in consulting fees – related parties. As of May 31, 2010 and 2009, we owed $10,000 and $-0-, respectively, and is included in accounts payable - related party.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 9 – Related Party Transactions– continued

Notes receivable

a)      On March 1, 2010 a loan of $25,000 paying 10% interest per annum payable by February 26, 2011 was provided to a company owned by a related party. Interest shall be payable quarterly or as mutually agreed on. Accordingly we have recorded interest income of $861 on this note. Additionally on April 21, 2010 a loan of $25,000 paying 10% interest per annum payable by April 16, 2011 was provided to a second company owned by the same related party. Interest shall be payable quarterly or as mutually agreed on. Accordingly we have recorded interest income of $521 on this note. These amounts owed to us may be assigned to a related party of these two unrelated parties, and applied to their accounts payable once a final agreement is made (See note 9, Consulting Agreements, “e”).

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

Note 10 – Loans Payable

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

Note 11 – Commitments and Contingencies

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

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ended May 31, 2010 and 2009

Note 11 – Commitments and Contingencies - continued

On March 15, 2010, we entered into a consulting agreement commencing March 15, 2010, with an unrelated individual to provide market research in connection with our coating products. The terms of the consulting agreement are $9,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and will be in effect until September 30, 2010. In addition, the consultant will also be granted 50,000 stock options, with an exercise price of $0.75 per share of common stock, and will expire five years from the date of the agreement (see Note 12).

Note 12 – Stock Based Compensation

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

Note 12 – Stock Based Compensation - continued

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

Note 12 – Stock Based Compensation - continued

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

Note 13 – Going Concern

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

Note 14 – Income Taxes

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

Note 15 – Recent Accounting Pronouncements

We have examined all recent accounting pronouncements and believe that none of them will have an material impact on the financial statements of our company.

Note 16 – Impairment of WTE LLC Acquisition

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

Note 17 – Subsequent Events

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

Costas Takkas was appointed as the Company’s chief financial officer and principal accounting officer on August 20, 2010

Background:

Mr. Takkas, a practicing Chartered Accountant, brings to the Company over 25 years of financial experience and expertise. He has acted as a director and officer of numerous development-stage public companies involved with projects in the technology, mining, construction, gaming, drug development and medical equipment industries. Since 2009 Mr. Takkas has served as a director of Sonnen Corporation, a development stage public company involved in research and development into alternative fuel cells and related technologies.

Officer Responsibilities and Qualifications:

Mr. Takkas is responsible for managing the financial risks of the Company. He also provides our financial planning and our record keeper. He works with accountants to review financial reports and assists in the preparation of our annual and interim financial statements. He also is responsible for the Company’s periodic financial reporting to our CEO and the board of directors.

Mr. Takkas is a member of the Institute of Chartered Accountants in England & Wales (ACA) and graduated with a B.Sc. (Honors) in Physics and an Associate Royal College of Science (ARCS) from the Imperial College of Science and Technology, University of London, in 1978.

Other Public Company Directorships in the Last Five Years:

Mr. Takkas has been a director of Sonnen Corporation since 2009.

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

Prior to joining Mesocoat, Mr. Chew served as a propulsion engineer for Boeing Aerospace Company (1984-1986), senior engineer for SPARTA (1986-1988), program manager for Air Force Rocket Propulsion Lab (1988-1990), Director of Rocket Propulsion Technology Plans and Programs for the Air Force Phillips Laboratory (1991-1993), Assistant Staff Specialist for Weapons Technology for the Office of the Secretary of Defense (1993-1998), and the Deputy Director of Air and Surface Weapons Technology for the Office of Naval Research (1998-2000). Mr. Chew also served as Exide’s  (Nasdaq:XIDE)Vice President for the Military and Specialty Global Business Unit (2000-2002), Product Marketing Consultant for the Dodge Division of Chrysler Corporation (1986-2000), QWIPTECH’s Chief Operating Officer (2001-2002), General Motor’s American Tuner Program Manager (2000-2002),  T/J Technologies Chief Operating Officer (2002-2004) , Vice President, Science and Technology, ATK (NYSE: ATK) (2004-2009), and SAIC’s (NYSE: SAI) Vice President, Space Systems Development Division (2009-2010).

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

Director Qualifications:

Mr. Sherman brings his 25 years of experience in the nano-engineered coatings field (including an intimate knowledge of both MesoCoat and Powerdermet) and his entrepreneurial spirit to the board of directors.

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

Director Compensation Table
Name (1)	Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Miller(2)	$45,000	$0	$593,037	$0	$0	$0	$686,037
Hermann Buschor(3)	$10,000	$100,000	$324,519	$0	$0	$0	$435,019
David Greenbaum(4)	$36,000	$0	$118,607	$0	$0	$0	$154,607
Maria C. Maz(5)	$42,500	$0	$593,037	$0	$0	$0	$635,537

Notes follow on next page.

(1)    James S. B. Chew and Andrew Sherman were appointed as directors subsequent to the period on August 20, 2010. Mr. Sherman was granted 1,000,000 options during the year ended May 31, 201 0 valued at $593,037.

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

During the annual period ended May 31, 2010, our chief executive officer received compensation of $7,500 per month pursuant to a consulting agreement and Prosper Financial, Inc., a company controlled by a former chief executive officer, received option awards valued at $593,037; these option awards are considered beneficially owned by our current chief executive officer. Since the Company had limited operations during the annual periods ended May 31, 2009, and 2008, little compensation was paid to retain the services of our former executive officers. During 2009, our former chief executive officer received compensation at $5,000 per month through Prosper Financial, Inc., which she continued to earn until resigning in December 2009. Effective December 1, 2009, our former chief executive officer received compensation at $6,000 per month pursuant to a consulting agreement.

During the annual period ended May 31, 2010, our former chief financial officer received compensation of $3,000 per month pursuant to a consulting agreement and received option awards valued at $118,607. During the annual period ended May 31, 2009, our chief financial officers received no compensation for their services as chief financial.

Summary Compensation

The following table provides summary information for the fiscal years ended May 31, 2010 and 2009 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated over $100,000 and (iii) additional individuals if compensated over $100,000.

Executive Compensation Table
Name and Principal Position	Year (ended May 31)	Annual Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Miller: CEO, director(1)	2010	$45,000	$0	$0	$593,037	$0	$0	$0	$686,037
Costa Takkas: CFO, PAO(2)	2010	$0	$0	$0	$130,000	$0	$0	$0	$130,000
David Greenbaum: former CFO, director (3)	2010	$36,000	$0	$0	$118,607	$0	$0	$0	$154,607
Maria C. Maz: former CEO, CFO, director (4)	2010 2009	$42,500(5) $60,000(5)	$0 $0	$0 $0	$593,037(5) $0	$0 $0	$0 $0	$0 $0	$635,537 $60,000
Hermann Buschor: director, VP Bus. Devel.	2010	$10,000	$0	$100,000	$324,519	$0	$0	$500	$435,019
Andrew J. Sherman: consultant (6)	2010	$0	$0	$0	$593,037	$0	$0	$0	$593,037
John Neukirchen: VP Pipeline Coating Sales	2010	$6,000	$0	$90,000	$223,657	$0	$0	$101,000	$420,657

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

(6)    Andrew J. Sherman was appointed as directors subsequent to the period on August 20, 2010.

Outstanding Equity Awards

The following table provides summary information for the period ended May 31, 2010 concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated over $100,000 and (iii) additional individuals if compensated over $100,000.

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

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of our common stock. As of December 16, 2010, we granted options to purchase 4,575,000 shares of common stock which were outstanding at exercise prices of $0.60, $0.65, $0.75 and $1.30 per share, which options vest over three years in equal increments. At December 16, 2010, 5,425,000 options remained available for future grant.

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

On December 1, 2009 we entered into a consulting agreement commencing December 1, 2009 with Prosper Financial Inc., a company controlled by Maria C. Maz, our former chief executive officer and spouse of our current chief executive officer, to provide business consulting. The terms of the consulting agreement include $2,500 per month payable in consulting fees and reimbursement for all reasonable business expenses incurred in the performance of its duties. The consultant was also granted 1,000,000 stock options with an exercise price of $0.60 per share which vest equally over 3 years.

On December 1, 2009 we entered into a consulting agreement with Robert H. Miller to perform the duties of chief executive officer. The terms of the consulting agreement included $7,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties.

On December 1, 2009 we entered into a consulting agreement with David Greenbaum to perform the duties of chief financial officer. The terms of the consulting agreement included $6,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and was to be in effect until December 1, 2010. The consultant was also granted 200,000 stock options with an exercise price of $0.60 per share, that were to vest equally over three years with the first third vested upon signing. This consulting agreement ended on August 20, 2010 and all unvested options were terminated.

On February 10, 2010, we provided a non-collaterized note receivable on an interest free basis pursuant to which we loaned $41,491 payable on demand to Sonnen Corporation, a company related to Robert Miller based on his service as its chief executive officer and as one of its directors and stockholders. The outstanding amount was paid in full as of May 31, 2010.

On March 1, 2010, in anticipation of entering into a service agreement, a loan of $25,000 paying 10% interest per annum payable by February 26, 2011 was provided to Polythermics LLC, a company related to John Neukirchen, one of the Company’s key personnel. The loan remains outstanding.

On March 17, 2010 we entered into a consulting agreement with Sonnen Corporation, a company related to Robert Miller based on his service as its chief executive officer and one of its directors and based on his stockholding in the company, in order to gain access to a group of experts that provided consulting services in the field of coatings, in exchange for $50,000. We also agreed to apply the consideration for the consulting agreement against the amount owed by Sonnen Corporation to the Company in connection with the non-collaterized note receivables dated February 10, 2010 and April 29, 2011 which were paid in full as of May 31, 2010 with the balance due Sonnen Corporation paid in cash.

On April 21, 2010, in anticipation of entering into a service agreement, a loan of $25,000 paying 10% interest per annum payable by April 16, 2011 was provided to Polytherm Technologies LLC, a company related to John Neukirchen, one of the Company’s key personnel. The loan remains outstanding.

On April 29, 2010, we provided a non-collaterized note receivable on an interest free basis in the amount of $8,500 payable on demand to Sonnen Corporation, a company related to Robert Miller based on his service as its chief executive officer and as one of its directors and based on his stockholding in the company. The outstanding amount was paid in full as of May 31, 2010.

On April 29, 2010, we granted Hermann Buschor, a director, 250,000 stock options with an exercise price of $1.30 per share, that vest equally over three years.

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under Item 8. Financial Statements and Supplementary Data, pages   F-1 through F-26, and are included as part of this Form 10-K/A:

Financial Statements of the Company for the years ended May 31, 2010 and 2009:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 51 of this Form 10-K/A, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abakan Inc.	Date
/s/ Robert H. Miller By: Robert H. Miller Its: President, Chief Executive Officer and Director	September 23, 2011
/s/ Mark W. Sullivan By: Mark W. Sullivan Its: Chief Financial Officer and Principal Accounting Officer	September 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Robert H. Miller Robert H. Miller President, Chief Executive Officer and Director	September 23, 2011
/s/ Herman Buschor Hermann Buschor Director	September 23, 2011
James S.B. Chew James S.B. Chew Director	September 23, 2011
/s/ Andrew J. Sherman Andrew J. Sherman Director	September 23, 2011
/s/ Theodore Sarniak III Theodore Sarniak III Director	September 23, 2011

INDEX TO EXHIBITS

Exhibit No.   Exhibit Description

3.1*                Certificate of Incorporation of the Company and Certificate of Amendment, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

3.2*                Bylaws of the Company, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

10.1*              Lease Agreement between Powdermet and Sherman Properties, LLC dated March 7, 2007, incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

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

10.5*              Employment agreement dated December 1, 2009, between MesoCoat and Andrew Sherman, incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

10.6*              Consulting agreement date December 1, 2009 between the Company and Prosper Financial Inc., incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

10.7*              Consulting agreement dated December 8, 2009 between the Company and Robert Miller, incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

10.8*              Investment Agreement dated December 9, 2009, between the Company, MesoCoat and Powdermet, incorporated hereto by reference to the Form 8-K filed with the Commission on December 17, 2009.

10.9*              Agreement date March 17, 2010 between the Company and Sonnen Corporation, incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

10.10*            Agreement dated April 30, 2010 between the Company and Mr. Buschor, incorporated hereto by reference to the Form 8-K filed with the Commission on May 11, 2010.

10.11*            Commercial lease agreement date June 1, 2010, between Powdermet and MesoCoat, incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

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

21*                 Subsidiaries of the Company, incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

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