Form 10-Q/A
period 2010-08-31
ABAKAN, INC
filed 2011-09-27
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The Company’s Form 10-Q filed on January 7, 2011 (the “Original Filing”) has been amended hereby in its entirety on Form 10-Q/A (this “Amendment”) to: (i) add specification and detail regarding transactions with the Company’s subsidiaries and the description of their businesses; (ii) clarify the Company’s disclosure in the Management’s Discussion and Analysis section; (iii) remove any promotional material from the filing; (iv) provide clarification in the Forward-Looking Statements; (v) rectify the Controls and Procedures section; and (vi) provide detail in the Legal Proceedings.

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

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements included in this Form 10-Q/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Abakan Inc.

(Formerly known as Waste to Energy Group Inc.)

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

			Cumulative
			amounts from
			development
			stage activities
	For the three months ended		June 27, 2006
	August 31,		(Inception) to
	2010	2009	August 31, 2010

REVENUES	$ -	$ -	$ 1,596

EXPENSES
General and administrative
General and Administrative	29,458	816	135,862
Professional Fees	58,891	14,059	209,445
Professional Fees - Related party	15,000	-	60,000
Consulting	105,045	30,000	347,015
Consulting - Related party	116,600	-	656,100
Payroll and benefits expense	24,557	-	90,818
Depreciation	1,378	2,455	24,814
Impairment of Asset	-	-	180,000
Stock Expense on note Conversion	-	-	142,370
Stock options Expense	169,024	-	482,337
Total expenses	519,953	47,331	2,328,761

Loss from operations	(519,953)	(47,331)	(2,327,165)

Interest Expense
Interest – Loans	4,006	2,990	20,634
Interest - Related Party	-	989	4,631
Total interest expense	4,006	3,979	25,265

Interest Income	861	-	2,865
Equity in MesoCoat, Inc. loss	(122,015)	-	(313,680)

Loss before provision for income taxes	(645,113)	(51,310)	(2,663,245)

Provision for income taxes	-	-	-

NET LOSS	$ (645,113)	$ (51,310)	$ (2,663,245)

NET LOSS PER SHARE - BASIC	$ (0.01)	*
NET LOSS PER SHARE - DILUTED	$ (0.01)	*
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	55,115,000	50,265,000
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	60,665,000	50,265,000
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

NOTE 7 - INVESTMENT IN NON-CONTROLLING INTEREST – continued

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

December 10, 2009, initial investment	$ 1,400,030
Equity in loss for year ended May 31, 2010	(191,665)
Investment balance, May 31, 2010	$ 1,208,365
Equity in loss for period ended August 31, 2010	(122,015)
Investment balance, August 31, 2010	$ 1,086,350

Below is a table with summary financial results of operations and financial position of MesoCoat:

MesoCoat Inc.
UNAUDITED
	For the three months ended August 31, 2010	For the year ended May 31, 2010
Equity Percentage	34%	34%
Condensed income statement information:
Total revenues	$ 326,743	$ 607,956
Total cost of revenues	385,786	677,008
Gross margin	(59,314)	(69,052)
Total expenses	299,555	520,304
Net loss	$ (358,869)	$ (589,356)
Company's equity in net loss	$ (122,015)	$ (191,665)*
Condensed balance sheet information:
Total current assets	$ 486,601	$ 977,867
Total non-current assets	441,986	382,080
Total assets	$ 928,587	$ 1,359,947
Total current liabilities	$ 84,109	$ 404,351
Total non-current liabilities	337,127	87,979
Total equity	507,351	867,617
Total liabilities and equity	$ 928,587	$ 1,359,947
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

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2010 and 2009

NOTE 11 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the periods ended August 31, 2010 and 2009 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the periods ended August 31, 2010 and 2009 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	For the three months ended August 31, 2010	For the three months ended August 31, 2009
Net earnings from operations	$ (645,113)	$ (51,310)
Weighted-average common shares	55,115,000	50,265,000
Effect of dilutive securities:
Warrants	2,300,000	-
Options to purchase common stock	3,250,000	-
Dilutive potential common shares	60,665,000	50,265,000

Net earnings per share from operations:
Basic	$ (0.01)	$ *
Diluted	$ (0.01)	$ *

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

NOTE 12 – STOCK – BASED COMPENSATION

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

NOTE 12 – STOCK – BASED COMPENSATION - continued

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

NOTE 12 – STOCK – BASED COMPENSATION - continued

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of the Company.

NOTE 14– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements except as follows.

•         On September 7, 2010 the Company paid $500,000 as a deposit against the purchase of 596,813     shares of Powdermet, Inc. for $1,500,000 from a third party pursuant to the terms and conditions             of an amended stock purchase agreement.

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

We hold a 34% non-controlling interest in MesoCoat, Inc. (“MesoCoat”), which is an Ohio-based materials-science company.

On December 11, 2009, the Company executed an Investment Agreement, dated December 9, 2009, with MesoCoat and Powdermet, Inc. (“Powdermet”) pursuant to which agreement the Company purchased 79,334 newly issued MesoCoat shares, equal to a fully diluted 34% equity interest in MesoCoat for a $1,400,030 investment in MesoCoat. Powdermet - MesoCoat’s sole shareholder prior to the transaction with the Company - was owned 52% by Andrew Sherman (the CEO and a director of both MesoCoat and Powdermet who became a director of the Company on August 20, 2010), 41% by Kennametal, Inc. (“Kennametal”) (an unrelated company) and 7% by other unrelated parties.

On closing of the Investment Agreement the Company appointed two persons to MesoCoat’s five-person board of directors and earned a series of options to increase its equity interest in MesoCoat, as follows:

  The initial option entitled the Company to subscribe for an additional 17% equity interest in MesoCoat in exchange for $2,800,000. Exercise of the Initial Option would increase the Company’s holdings to a fully diluted 51% of MesoCoat and entitle the Company’s management to appoint a third member – an independent director – to MesoCoat’s five-person board of directors. Further, the exercise of the Initial Option would cause an agreement among the shareholders, executed concurrently with the Investment Agreement, to become effective. The shareholders agreement governs the actions of MesoCoat shareholders in certain aspects of corporate action and creates an obligation for existing shareholders and any new shareholders to be bound in a like manner.
  The second option which entitles the Company to subscribe for an additional 24% equity interest in MesoCoat in exchange for $16,000,000 within 12 months of the exercise of the Initial Option or July 12, 2012. Exercise of the second option would increase the Company’s holdings to a fully diluted 75% of MesoCoat and entitle the Company’s management to appoint a fourth member to MesoCoat’s five-person board of directors.
  The third option which entitles minority shareholders of MesoCoat, for a period of 12 months after the exercise of the second option, to cause the Company to pay an aggregate amount of $14,600,000, payable in shares of the Company’s common stock or a combination of cash and stock as provided in the Investment Agreement, in exchange for all remaining shares of MesoCoat, on a fully diluted basis, not then held by the Company.

The Company entered into a Stock Purchase Agreement on June 28, 2010, as amended on September 7, 2010, with Kennametal to purchase from Kennametal five hundred and ninety six thousand eight hundred and thirteen (596,813) shares being a forty one percent (41%) interest in Powdermet in exchange for one million five hundred thousand dollars ($1,500,000). The terms and conditions of the Stock Purchase Agreement required the Company to pay an initial payment of five hundred thousand dollars ($500,000) to Kennametal on September 7, 2010, and the remainder on or before September 30, 2010. The Stock Purchase Agreement contains additional terms related to monthly liquidated damages in the amount of fifty thousand ($50,000) per month, starting October 1, 2010. The transaction required that we close no later than December 31, 2010.We made the initial payment of $500,000 on September 7, 2010 but did not made a payment on the balance as agreed; accordingly we recorded liquidating damages of $50,000 per month beginning October 1, 2010.

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

While MesoCoat’s product focus is on developing advanced cermets to address corrosion and wear coating needs, Powdermet’s product differentiation is based on its ability to build advanced nano-structured metal formulations to address energy efficiency, reduction in hazardous materials, and life cycle cost reduction. Powdermet’s technologies are particularly useful in crash and ballistic energy management markets since they offer weight reduction and the ability to dissipate substantially more impact energy than the aluminum alloys and foamed metals currently available. Powdermet has four materials solution families under development.

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

Results of Operations

During the three month period ended August 31, 2010, the Company:

•           Focused our efforts on our interest on the continued development of MesoCoat and its products.

•           Strengthened our management team with industry experts.

•           Enlarged our board of directors.

•           Continued to identify prospective business opportunities for merger or acquisition.

During the three month period ended August 31, 2010, the Company assisted MesoCoat with the following developments:

•         Redefining its marketing strategy.

•         Hiring new senior management.

•         Improving its branding.

•         Beginning communication with several new potential joint commercialization partners.

•         Accelerating R&D schedules by negotiating favorable engineering contracts with third parties.

Subsequent to the three month period ended August 31, 2010, the Company:

•         Amended the terms of our Investment Agreement to extend the time frame in which to acquire a 51% in MesoCoat.

•         Sought and concluded financings in December 2010 for $2,250,000 toward the acquisition of equity interests in MesoCoat and Powdermet.

Subsequent to the three month period ended August 31, 2010, the Company assisted MesoCoat with the following developments:

•          Entering into a Cooperation Agreement with Petroleo Brasiliero S.A. (“Petrobras”) to develop and qualify the CermaClad™ process for the application of CRA (corrosion resistant alloys) to the internal and external surfaces of pipes using proprietary High Density InfraRed (HDIR) lamp technology; Petrobras is a leading integrated oil and gas company headquartered in Rio de Janiero, Brazil, and is the largest company in Latin America.

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

Net Losses

For the period from inception until August 31, 2010, the Company incurred net losses of $2,663,245. Net losses for the three month period ending August 31, 2010 were $645,113 as compared to $51,310 for the three month period ending August 31, 2009. The increase in net losses over the comparative periods can be attributed to an increase in operating losses and a loss attributed to the value of our investment in MesoCoat. The increase in net losses over the comparative three month periods can be primarily attributed to increases in operating expenses to $519,953 from $47,331, and the current period’s realization of losses associated with the value of our MesoCoat investment of $180,016.

We expect to continue to operate at a loss through fiscal 2011.

Revenues

We have had no revenues since inception.

Operating Expenses

For the period from inception until August 31, 2010, the Company incurred operating expenses of $2,327,165. Operating expenses for the three month period ending August 31, 2010 were $519,953 as compared to $47,331 for the three month period ending August 31, 2009. The increase in operating expenses over the comparative three month periods can be primarily attributed to increases in general and administrative expenses (specifically the increases in consulting expenses to $105,045 from $30,000 and the realization of related party consulting expenses in the current period of $116,600) and the realization of stock option expenses in the current period of $169,024.

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

For the period from inception until August 31, 2010, the Company’s cash flow used in operating activities was $1,013,635. Cash flows used in operating activities for the three month period ending August 31, 2010, were $285,983 compared to $43,631 for the three month period ending August 31, 2009. Cash flow used in operating activities during the current period was due to net losses. We expect to continue to use cash flow in operating activities until such time as the Company realizes a gain on its investment

For the period from inception until August 31, 2010, the Company’s cash flow used investing activities was $1,610,409. Cash flow used in investing activities for the three month period ending August 31, 2010, was $917 as compared to $0 for the three month period ending August 31, 2009. The cash flows used in the current period are attributable to the investment in computer equipment. We expect to continue to use cash flow in investing activities as we seek to build on our investment.

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

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require debt or equity financing. We do not have commitments or arrangements for this financing at August 31, 2010, though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees other than through its subsidiary

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

Critical Accounting Policies

The notes to the audited consolidated financial statements for the Company for the years ended May 31, 2010 and 2009, included in the Company’s most recent Form 10-K/A filed with the Commission, discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

The Company incurred net losses of $2,663,245 for the period from June 27, 2006 (inception) to August 31, 2010. Since we have been without significant revenue since inception and currently have no revenue producing operations outside of that produced by our subsidiary, historical losses may continue into the future.

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

The Company’s certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2010, the Company granted options to purchase 200,000 shares of the Company’s common stock to Costas Takkas, the Company’s chief financial officer at the time of the grant, pursuant to a consulting agreement, which options vest in equal parts over three years commencing on July 31, 2011, at an exercise price of $0.65 per share for a period of ten years from the date of grant, relying on an exemption provided by Section 4(2) of the Securities Act.

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

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 34 of this Form 10‑Q/A, and are incorporated herein by this reference.

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