Form 10-Q/A
period 2010-11-30
ABAKAN, INC
filed 2011-09-27
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

The Company’s Form 10-Q filed on January 19, 2011 (the “Original Filing”) has been amended hereby in its entirety on Form 10-Q/A (this “Amendment”) to: (i) add specification and detail regarding transactions with the Company’s subsidiaries and the description of their businesses; (ii) clarify the Company’s disclosure in the Management’s Discussion and Analysis section; (iii) remove any promotional material from the filing; (iv) provide clarification in the Forward-Looking Statements; (v) rectify the Controls and Procedures section; and (vi) provide detail in the Legal Proceedings and in the Recent Sales of Unregistered Securities sections.

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

ABAKAN, INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					Cumulative amounts from development

	For the three months ended		For the six months ended		stage activities June 27, 2006
	November 30,		November 30,		Inception) to
	2010	2009	2010	2009	November 30, 2010
REVENUES	$ -	$ -	$ -	$ -	$ 1,596
EXPENSES
General and administrative
General and Administrative	69,296	6,696	98,754	7,512	205,158
Professional Fees	33,513	30,853	92,404	37,412	242,958
Professional Fees - Related party	15,000	7,500	30,000	15,000	75,000
Consulting	195,358	7,000	300,403	7,000	542,373
Consulting - Related party	102,000	30,000	218,600	60,000	758,100
Payroll and benefits expense	19,464	-	44,021	-	110,282
Depreciation	1,386	2,455	2,764	4,910	26,200
Impairment of Asset	-	-	-	-	180,000
Stock Expense on note Conversion	37,333	-	37,333	-	179,703
Stock options Expense	229,704	-	398,728	-	712,041
Total expenses	703,053	84,504	1,223,006	131,835	3,031,814
Loss from operations	(703,053)	(84,504)	(1,223,006)	(131,835)	(3,030,218)
Interest Expense
Interest - Loans	8,011	3,142	12,017	6,062	28,645
Interest - Related Party	-	978	-	2,038	4,631
Liquidated damages	100,000	-	100,000		100,000
Total interest expense	108,011	4,120	112,017	8,100	133,276
Interest Income	1,264	-	2,125	-	4,129
Equity in MesoCoat loss	(180,016)	-	(302,031)	-	(493,696)
Loss before provision for income taxes	(989,816)	(88,624)	(1,634,929)	(139,935)	(3,653,061)
Provision for income taxes	-	-	-	-	-
NET LOSS	$(989,816)	(88,624)	(1,634,929)	(139,935)	(3,653,061)
NET LOSS PER SHARE – BASIC	$ (0.02)	*	$ (0.03)	*
NET LOSS PER SHARE – DILUTED	$ (0.02)	*	$ (0.03)	*
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-
BASIC	56,371,044	50,265,000	55,739,590	50,265,000
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-
DILUTED	64,146,044	50,265,000	63,514,590	50,265,000
* = less than $(.01) per share

See accompanying notes to financial statements.

ABAKAN, INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
			Cumulative
			amounts from
			development stage
	For the six months ended		activities June 27, 2006 (Inception) to
	November 30,		November 30,
	2010	2009	2010
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net (loss) from development stage activities	$ (1,634,929)	$ (139,935)	$ (3,653,061)
Adjustments to reconcile net loss to net cash provided (used) by development stage activities:
Depreciation	2,764	4,911	26,200
Stock options expense	398,728	-	712,041
Stock expense from note conversion	37,333	-	179,703
Stock issued for services	60,600	-	250,600
Equity in investee loss	302,031	-	493,696
Changes in operating assets and liabilities:
Accounts receivable - related party	4,000	-	(4,500)
Prepaid expenses	3,371	-	(35,933)
Accounts payable and accrued liabilities	168,552	4,916	379,921
Accounts payable - related parties	83,229	26,377	148,100
Accrued interest - related party	-	2,038	2,664
Accrued interest - loans payable	11,053	5,906	29,649
Waste to Energy Group LLC	-	-	180,000
Total adjustments	1,071,660	44,148	2,362,140
NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES	(563,269)	(95,787)	(1,290,921)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment and website	(1,018)	-	(30,480)
MesoCoat Inc- minority interest	(1,100,000)	-	(2,500,030)
Powdermet Inc- minority interest	(500,000)	-	(500,000)
Waste to Energy Group LLC	-	-	(180,000)
NET CASH PROVIDED USED BY INVESTING ACTIVITIES	(1,601,018)	-	(3,210,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,673,000	-	3,851,142
Loans payable	460,769	100,155	606,802
Loans payable - related party	-	-	48,483
Contributed capital	-	-	5,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,133,769	100,155	4,511,477
NET INCREASE IN CASH AND CASH EQUIVALENTS	(30,518)	4,368	10,046
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,564	15	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 10,046	$ 4,383	$ 10,046
Supplemental Disclosures:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ 964	$ -	$ -
Supplemental Non-cash Disclosures:
Notes and accounts payable converted to stock
Accounts payable - related party	$ -	$ -	$ (64,010)
Loans payable	(400,000)	-	(425,000)
Notes payable - related party	-	-	(99,515)
Accrued interest - related party	-	-	(9,724)
Common stock	400,000	-	600,000
Subscription receivable	-	-	(1,750)
	$ -	$ -	$ -

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

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

NOTE 7 - INVESTMENT IN NON-CONTROLLING INTEREST

MesoCoat, Inc.

MesoCoat, Inc. (“MesoCoat”) is an Ohio based nanotechnology materials science business in which the Company holds a thirty four percent (34%) equity interest with the option to acquire up to a seventy five percent (75%) interest. On October 25, 2010 and November 3, 2010, we advanced to with MesoCoat, Inc. $600,000 and $500,000, respectively, to represent deposits on our next stage of investment in their company.

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

December 10, 2009, initial investment	$ 1,400,030
Equity in loss for year ended May 31, 2010	(191,665)
Investment balance, May 31, 2010	$ 1,208,365
Equity in loss for period ended November 30, 2010	(302,031)
Investment balance, November 30, 2010	$ 906,335

Below is a table with summary financial results of operations and financial position of MesoCoat:

MesoCoat Inc.
UNAUDITED
	For the six months ended November 30, 2011	For the year ended May 31, 2010
Equity Percentage	34%	34%
Condensed income statement information:
Total revenues	$ 613,309	$ 607,956
Total cost of revenues	939,063	677,008
Gross margin	(325,753)	(69,052)
Total expenses	562,572	520,304
Net loss	$ (888,325)	$ (589,356)
Company's equity in net loss	$ (302,031)	$ (191,665)*
Condensed balance sheet information:
Total current assets	$ 1,125,882	$ 977,867
Total non-current assets	658,879	382,080
Total assets	$ 1,784,761	$ 1,359,947
Total current liabilities	$ 367,544	$ 404,351
Total non-current liabilities	339,323	87,979
Total equity	1,077,894	867,617
Total liabilities and equity	$ 1,784,761	$ 1,359,947
*Prorata share of loss for the period of December 10, 2009 through May 31, 2010

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

NOTE 7 - INVESTMENT IN NON-CONTROLLING INTEREST – continued

Please see below for a discussion on how the planned purchase of ownership in Powdermet, Inc. (“Powdermet”) affects our investment in MesoCoat.

Powdermet, Inc.

The Company entered into a stock purchase agreement on June 28, 2010, as amended on September 7, 2010, with Kennametal Inc. (“Kennametal”) to purchase from Kennametal five hundred and ninety six thousand eight hundred and thirteen (596,813) shares being a forty one percent (41%) interest in Powdermet in exchange for one million five hundred thousand dollars ($1,500,000).

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

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2010 and 2009

NOTE 11 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the periods ended November 30, 2010 and 2009, are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the periods ended November 30, 2010 and 2009, are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	For the three months ended November 30, 2010	For the six months ended November 30, 2010
Net earnings from operations	$ (989,816)	$ (1,634,929)
Weighted-average common shares	56,371,044	55,739,590
Effect of dilutive securities:
Warrants	2,300,000	2,300,000
Options to purchase common stock	5,475,000	5,475,000
Dilutive potential common shares	64,146,044	63,514,590

Net earnings per share from operations:
Basic	$ (0.02)	$ (0.03)
Diluted	$ (0.02)	$ (0.03)

	For the three months ended November 30, 2009	For the six months ended November 30, 2009
Net earnings from operations	$ (88,624)	$ (139,935)
Weighted-average common shares	50,265,000	50,265,000
Effect of dilutive securities:
Warrants	-	-
Options to purchase common stock	-	-
Dilutive potential common shares	50,265,000	50,265,000

Net earnings per share from operations:
Basic	$ *	$ *
Diluted	$ *	$ *

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

NOTE 12 – STOCK – BASED COMPENSATION - continued

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

NOTE 12 – STOCK – BASED COMPENSATION - continued

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

Results of Operations

During the six month period ended November 30, 2010, the Company:

•           Focused our efforts on our interest on the continued development of MesoCoat and its products.

•           Strengthened our management team with industry experts.

•           Enlarged our board of directors.

•           Continued to identify prospective business opportunities for merger or acquisition.

During the six month period ended November 30, 2010, the Company assisted MesoCoat with the following developments:

•         Redefining its marketing strategy.

•         Hiring new senior management.

•         Improving its branding.

•         Beginning communication with several new potential joint commercialization partners.

•         Accelerating R&D schedules by negotiating favorable engineering contracts with third parties.

Subsequent to the six month period ended November 30, 2010, the Company:

•         Amended the terms of our Investment Agreement to extend the time frame in which to acquire a 51% in MesoCoat.

•         Sought and concluded financings in December 2010 for $2,250,000 toward the acquisition of equity interests in MesoCoat and Powdermet.

Subsequent to the six month period ended November 30, 2010, the Company assisted MesoCoat with the following developments:

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

Net Losses

For the period from inception until November 30, 2010, the Company incurred net losses of $3,653,061. Net losses for the three month period ending November 30, 2010 were $989,816 as compared to $88,624 for the three month period ending November 30, 2009. Net losses for the six month period ended November 30, 2010 were $1,634,929 as compared to $139,935 for the six month period ended November 30, 2009. The increase in net losses over the comparative three month periods can be primarily attributed to increases in operating expenses to $703,053 from $84,504, the current period’s realization of liquidated damages associated with our agreement to acquire Powdermet shares of $100,000, and the current period’s realization of losses associated with the value of our MesoCoat investment of $180,016. The increase in net losses over the comparative six month periods can be primarily attributed to increases in operating expenses to $1,223,006 from $131,835, the current period’s realization of liquidated damages associated with our agreement to acquire Powdermet shares to $100,000, and the current period’s realization of losses associated with the value of our MesoCoat investment of $302,031.

We expect to continue to operate at a loss through fiscal 2011.

Revenues

We have had no revenues since inception.

Operating Expenses

For the period from inception until November 30, 2010, the Company incurred operating expenses of $3,031,814. Operating expenses for the three month period ended November 30, 2010 were $703,053 as compared to $84,504 for the three month period ended November 30, 2009. Operating expenses for the six month period ended November 30, 2010 were $1,223,006 as compared to $131,835 for the six month period ended November 30, 2009. The increase in operating expenses over the comparative three month periods can be primarily attributed to increases in general and administrative expenses (specifically the increases in consulting expenses to $195,358 from $7,000 and increases in related party consulting expenses to $102,000 from $30,000) and the realization of stock option expenses of $299,704 from $0. The increase in operating expenses over the comparative six month periods can be primarily attributed to increases in general and administrative expenses (specifically increases in consulting expenses to $300,403 from $7,000 and increases in related party consulting expenses to $218,600 from $60,000) and the realization of stock option expenses of $398,728 from $0.

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

For the period from inception until November 30, 2010, the Company’s cash flow used in operating activities was $1,290,921. Cash flows used in operating activities for the six month period ending November 30, 2010, were $563,269 compared to $95,787 for the six month period ending November 30, 2009. Cash flow used in operating activities during the current six month period can be attributed to net losses accrued from operating expenses, stock option expenses, liquidated damages and losses realized on the Company’s investment in MesoCoat. We expect to continue to use cash flow in operating activities until such time as the Company realizes a gain on its investments.

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

For the period from inception until November 30, 2010, the Company’s cash flow provided by financing activities was $4,511,477. Cash flow provided by financing activities for the six month period ending November 30, 2010 was $2,133,769 as compared to $100,155 for the six month period ending November 30, 2009. Cash flows provided by financing activities in the current period are attributable to proceeds from the sale of common stock and loans payable. We expect to continue to have cash flow provided by financing activities as the Company completes new rounds of financing as it seeks to build on its investment.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require debt or equity financing. We do not have commitments or arrangements for this financing at November 30, 2010, though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers and directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees other than through its subsidiary.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On November 16, 2010, the Company authorized the issuance of 60,000 shares of common stock valued at $1.01or an aggregate of $60,600 to Uptick Capital, LLC, pursuant to a consulting agreement relying on an exemption provided by Section 4(2) of the Securities Act.

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

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 37 of this Form 10‑Q/A, and are incorporated herein by this reference.

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

10.16*             Amendment No. 2 to Stock Purchase Agreement between the Company and Kennametal dated January 19, 2011, incorporated hereto by reference to the Form 8-K/A filed with the Commission on September 26, 2011.

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