Form 10-Q/A
period 2011-02-28
ABAKAN, INC
filed 2011-09-27
CIK 1400000

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

Condensed Notes to Financial Statements (Unaudited).................................................. 7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	36

Item 4.	(Removed and Reserved)	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures	37

Index to Exhibits	38

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Abakan Inc. (formerly “Waste to Energy Group Inc.”), a Nevada corporation, unless otherwise indicated.

EXPLANATORY NOTE

The Company’s Form 10-Q filed on April 18, 2011 (the “Original Filing”) has been amended hereby in its entirety on Form 10-Q/A (this “Amendment”) to: (i) add specification and detail regarding transactions with the Company’s subsidiaries and the description of their businesses; (ii) clarify the Company’s disclosure in the Management’s Discussion and Analysis section; (iii) remove any promotional material from the filing; (iv) provide clarification in the Forward-Looking Statements; (v) rectify the Controls and Procedures section; and (vi) provide detail in the Legal Proceedings and in the Recent Sales of Unregistered Securities sections.

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

ABAKAN, INC. (Formerly known as Waste to Energy Group, Inc.) (A DEVELOPMENT STAGE ENTERPRISE) CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2011	2010
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 3,662	$ 40,564
Note receivable - related party (Note 9)	4,500	8,500
Prepaid expenses (Note 5)	1,246	25,151
Prepaid expenses - related party	-	14,153
Total Current Assets	9,408	88,368

Non-Current Assets
Computer equipment, net (Note 4)	2,020	2,526
Website, net (Note 4)	875	3,500
Investment deposit on Powdermet investment (Note 6)	500,000	-
Investment deposit on MesoCoat investment (Note 6)	1,260,000	-
Investment in Minority Interest - MesoCoat (Note 6)	876,951	1,208,365
	2,639,846	1,214,391

Total Assets	$ 2,649,255	$ 1,302,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accruals	$ 204,710	$ 72,899
Accounts payable - related parties	174,540	72,071
Loans Payable (Note 7)	153,697	70,156
Accrued interest - loans payable (Note 7)	22,639	11,380
Loan payable- related party (Note 9)	75,760	-
Accrued interest - related party (Note 9)	811	-
Accrued Liabilities	391,304	67,261
Total Current Liabilities	1,023,461	293,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 8)

Preferred Stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 2,500,000,000 shares
authorized, 58,335,000 issued and outstanding - February 28, 2011,
55,115,000 issued and outstanding – May 31, 2010	5,833	5,511
Paid in capital	6,336,001	3,018,313
Subscription receivable	(1,750)	(1,750)
Subscription payable	-	-
Contributed Capital	5,050	5,050
Accumulated deficit during the development stage	(4,719,341)	(2,018,132)
Total Stockholders' Equity	1,625,793	1,008,992

Total Liabilities and Stockholders' Equity	$ 2,649,255	$ 1,302,759

See accompanying notes to financial statements.

ABAKAN, INC. (Formerly known as Waste to Energy Group, Inc.) (A DEVELOPMENT STAGE ENTERPRISE) UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
					Cumulative amounts
					from development
					stage activities
	For the three months ended		For the nine months ended		June 27, 2006
	February 28,		February 28,		(Inception) to
	2011	2010	2011	2010	February 28, 2011

REVENUES	$ -	$ -	$ -	$ -	$ 1,596

EXPENSES
General and administrative
General and Administrative	47,261	18,372	146,015	25,885	252,419
Professional Fees	51,435	24,773	143,839	62,185	294,393
Professional Fees - Related party	15,000	7,500	45,000	22,500	90,000
Consulting	259,571	22,800	559,974	29,800	801,944
Consulting - Related party	47,100	48,000	265,700	108,000	805,200
Payroll and benefits expense	89,423	-	133,444	-	199,705
Depreciation	1,386	2,456	4,150	7,366	27,586
Impairment of Asset	-	-	-	-	180,000
Stock Expense on note Conversion	23,400	-	60,733	-	203,103
Stock options Expense	347,449	135,067	746,177	135,067	1,059,490
Total expenses	882,023	258,968	2,105,030	390,803	3,913,838

Loss from operations	(882,023)	(258,968)	(2,105,030)	(390,803)	(3,912,242)

Interest Expense
Interest - Loans	2,480	1,400	14,497	7,462	31,125
Interest - Related Party	811	-	811	2,038	5,442
Liquidated damages	150,000	-	250,000	-	250,000
Total interest expense	153,290	1,400	265,307	9,500	286,566

Interest Income	-	-	2,125	-	4,129
Loss on debt settlement	(1,583)	-	(1,583)	-	(1,583)
Equity in MesoCoat loss	(29,383)	-	(331,414)	-	(523,079)
Loss before provision for income taxes	(1,066,280)	(260,368)	(2,701,210)	(400,303)	(4,719,341)
Provision for income taxes	-	-	-	-	-

NET LOSS	$ (1,066,280)	$ (260,368)	$ (2,701,210)	$ (400,303)	$ (4,719,341)

NET LOSS PER SHARE - BASIC	$ (0.02)	*	$ (0.05)	*
NET LOSS PER SHARE - DILUTED	$ (0.02)	*	$ (0.04)	*
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	58,209,667	54,098,333	56,546,209	51,528,736
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	66,089,667	58,698,333	64,426,209	56,128,736
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

For the nine months ended February 28, 2011 and 2010

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of February 28, 2011, and the results of its operations and cash flows for the three and nine months ended February 28, 2011, have been made.  Operating results for the nine months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ended May 31, 2011. These condensed financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2010, thereto contained in the Company’s Form 10-K/A.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2011 and 2010

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

For the nine months ended February 28, 2011 and 2010

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of the following at February 28, 2011:

Name	Description	Amount
Dr. Rudenskya	Prepayment on consulting services	$1,050
W. L. Macdonald Law Corp.	Prepayment retainer for legal fees	196
	Total	$1,246

NOTE 6 - INVESTMENT IN NON-CONTROLLING INTEREST

MesoCoat, Inc.

MesoCoat, Inc. (“MesoCoat”) is an Ohio based nanotechnology materials science business in which the Company holds a thirty four percent (34%) equity interest, pursuant to an Investment Agreement, with the option to acquire up to a seventy five percent (75%) interest. On October 25, 2010, November 3, 2010, and January 27, 2011, we advanced to MesoCoat $600,000, $500,000, and $160,000, respectively, to represent deposits on our next stage of investment in their company.

On December 8, 2010, we amended the Investment Agreement with MesoCoat to extend the time frame in which we hold the exclusive option to acquire a fully diluted 51% interest in MesoCoat until the later of January 31, 2011 or five business days subsequent to the completion of MesoCoat’s May 31, 2010 audit. As of February 28, 2011, we have made the above discussed deposits on the next stage of our investment, and we plan on completing our next stage of investment before the end of our fiscal year, May 31, 2011.

We have analyzed our investment in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323), and concluded that our 34% minority interest investment does give us significant influence over MesoCoat business actions, board of directors, or its management, and therefore we will account for our investment using the Equity Method. An audit of MesoCoat, by a PCAOB registered auditor for the years ended May 31, 2010 and 2009 has been substantially completed. We have analyzed our investment in accordance to ASC323 and have determined that no impairment of our investment is necessary at this time; because we believe our intention to exercise our future options to increase our investment represent level 2 indicators of fair value of our existing investment. The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

December 10, 2009, initial investment	$ 1,400,030
Equity in loss for year ended May 31, 2010	(191,665)
Investment balance, May 31, 2010	$ 1,208,365
Equity in loss for period ended February 28, 2011	(331,414)
Investment balance, February 28 2011	$ 876,951

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2011 and 2010

NOTE 6 - INVESTMENT IN NON-CONTROLLING INTEREST - continued

MesoCoat, Inc. - continued

Below is a table with summary financial results of operations and financial position of MesoCoat:

MesoCoat Inc.
UNAUDITED
	For the nine months ended February 28, 2011	For the year ended May 31, 2010
Equity Percentage	34%	34%
Condensed income statement information:
Total revenues	$ 1,339,046	$ 607,956
Total cost of revenues	1,435,271	677,008
Gross margin	(96,226)	(69,052)
Total expenses	878,520	520,304
Net loss	$ (974,746)	$ (589,356)
Company's equity in net loss	$ (331,414)	$ (191,665)*
Condensed balance sheet information:
Total current assets	$ 859,614	$ 977,867
Total non-current assets	933,054	382,080
Total assets	$ 1,792,668	$ 1,359,947
Total current liabilities	$ 300,667	$ 404,351
Total non-current liabilities	340,529	87,979
Total equity	1,151,472	867,617
Total liabilities and equity	$ 1,792,668	$ 1,359,947
*Prorata share of loss for the period of December 10, 2009 through May 31, 2010

Please see below for a discussion on how the planned purchase of ownership in Powdermet, Inc. (“Powdermet”) affects our investment in MesoCoat.

Powdermet, Inc.

The Company entered into a stock purchase agreement date June 28, 2010, as amended on September 7, 2010, with Kennametal Inc. (“Kennametal”) to purchase from Kennametal five hundred and ninety six thousand eight hundred and thirteen (596,813) shares, representing a forty one percent (41%) interest in Powdermet in exchange for one million five hundred thousand dollars ($1,500,000).

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

For the nine months ended February 28, 2011 and 2010

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

For the nine months ended February 28, 2011 and 2010

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

For the nine months ended February 28, 2011 and 2010

NOTE 8 – STOCKHOLDERS' EQUITY - continued

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

For the nine months ended February 28, 2011 and 2010

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

For the nine months ended February 28, 2011 and 2010

NOTE 10 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the periods ended February 28, 2011 and 2010, are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the periods ended February 28, 2011 and 2010 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	For the three months ended February 28, 2011	For the nine months ended February 28, 2011
Net earnings from operations	$ (1,066,280)	$ (2,701,210)
Weighted-average common shares	58,209,667	56,546,209
Effect of dilutive securities:
Warrants	2,380,000	2,380,000
Options to purchase common stock	5,500,000	5,500,000
Dilutive potential common shares	66,089,667	64,426,209
Net earnings per share from operations:
Basic	$ (0.02)	$ (0.05)
Diluted	$ (0.02)	$ (0.04)

	For the three months ended February 28, 2010	For the nine months ended February 28, 2010
Net earnings from operations	$ (260,368)	$ (400,303)
Weighted-average common shares	54,098,333	51,528,736
Effect of dilutive securities:
Warrants	2,300,000	2,300,000
Options to purchase common stock	2,300,000	2,300,000
Dilutive potential common shares	58,698,333	56,128,736

Net earnings per share from operations:
Basic	$ *	$ *
Diluted	$ *	$ *

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

For the nine months ended February 28, 2011 and 2010

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

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2011 and 2010

NOTE 11 – STOCK BASED COMPENSATION - continued

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

For the nine months ended February 28, 2011 and 2010

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

•         On March 21, 2011, the Company entered into an accord and satisfaction agreement to fulfill the terms of its agreement and settled its debt in full to Kennametal in the amount of $1,200,000 to purchase from Kennametal five hundred and ninety six thousand eight hundred and thirteen (596,813) shares, representing a forty one percent (41%) interest in Powdermet.

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

We hold a 34% non-controlling interest in MesoCoat, Inc. (“MesoCoat”), which is an Ohio-based materials-science company, and a 41% non-controlling interest in Powdermet Inc. (“Powdermet”), which is an Ohio-based advanced materials solutions company and majority shareholder of MesoCoat.

On December 11, 2009, the Company executed an Investment Agreement, dated December 9, 2009, with MesoCoat and Powdermet pursuant to which agreement the Company purchased 79,334 newly issued MesoCoat shares, equal to a fully diluted 34% equity interest in MesoCoat for a $1,400,030 investment in MesoCoat. Powdermet - MesoCoat’s sole shareholder prior to the transaction with the Company - was owned 52% by Andrew Sherman (the CEO and a director of both MesoCoat and Powdermet who became a director of the Company on August 20, 2010), 41% by Kennametal, Inc. (an unrelated company) and 7% by other unrelated parties.

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

Subsequent to the period covered by this current report, on March 21, 2011, the Company fulfilled the terms of a Stock Purchase Agreement with Kennametal Inc., dated June 28, 2010, as amended on September 7, 2010 and replaced on March 25, 2011 through an Accord and Satisfaction Agreement, to purchase 596,813 shares of Powdermet, equal to a 41% interest in Powdermet, for $1,650,000.

The terms and conditions of the Investment Agreement with Powdermet to acquire an equity interest in MesoCoat and the terms and conditions of the Stock Purchase Agreement with Kennametal, Inc., to acquire an equity interest in Powdermet (and thereby an indirect interest in MesoCoat) were negotiated on an arms-length basis by unrelated parties without the benefit of a third party appraisal of the current or future value of either investment. Rather our valuation of both investments was based on our analysis of what its products and technologies could do, what solutions it had for specific markets, what market share could be captured, how MesoCoat intended to commercialize its products and how realistic were MesoCoat’s financial projections.  We completed a detailed analysis of these questions and prepared a document that specifically considered the facts and supported our conclusions. Our reliance on options to increase our investment in MesoCoat is consistent with our valuation model going forward which dictates that options will only be exercised at the price agreed if developmental milestones in respect to value as determined by us are achieved within the parameters of our agreement. The exercise of the initial option permitted under the Investment Agreement is our measure of the fair value of our investment in MesoCoat on the date of exercise.

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

Results of Operations

During the nine month period ended February 28, 2011, the Company:

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

During the nine month period ended February 28, 2011, the Company assisted MesoCoat with the following developments:

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

Subsequent to the nine month period ended February 28, 2011, the Company:

•           We sought and concluded financings in December 2010 for $2,250,000, in March 2011 for $1,500,000 and April 2011 for $500,000 toward the acquisition of equity interests in MesoCoat and Powdermet.

•           We fulfilled the terms of a Stock Purchase Agreement with Kennametal Inc., dated June 28, 2010, as amended on September 7, 2010 and replaced on March 25, 2011 by an Accord and Satisfaction Agreement, to complete the purchase of approximately 41% interest in Powdermet for an aggregate of $1,650,000.

Subsequent to the nine month period ended February 28, 2011, the Company assisted MesoCoat with the following developments:

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

•         Completing the initial milestones of the Cooperation Agreement with Petrobras to develop and qualify the CermaClad™ process for the application of CRA (corrosion resistant alloys) to the internal and external surfaces of pipes using proprietary High Density InfraRed (HDIR) lamp technology. Petrobras is a leading integrated oil and gas company headquartered in Rio de Janeiro, Brazil, and is the largest company in Latin America.

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

Net Losses

For the period from June 27, 2006 (inception) until February 28, 2011, the Company incurred net losses of $4,719,341. Net losses for the three month period ending February 28, 2011 were $1,066,280 compared to $260,368 for the three month period ending February 28, 2010. Net losses for the nine month period ending February 28, 2011 were $2,701,210 compared to $400,303 for the nine month period ending February 28, 2010. The increase in net losses over the comparative three month periods can be primarily attributed to increases in operating expenses to $882,023 from $258,023 and the current period’s realization of liquidated damages associated with our agreement to acquire Powdermet shares of $150,000. The increase in net losses over the comparative nine month periods can be primarily attributed to increases in operating expenses to $2,105,030 from $390,803, the current period’s realization of liquidated damages associated with our agreement to acquire Powdermet shares to $250,000, and the current period’s realization of losses associated with the value of our MesoCoat investment of $331,414.

We expect to continue to operate at a loss through fiscal 2011.

Revenues

We have had no revenues since inception.

Operating Expenses

For the period from inception until February 28, 2011, the Company incurred operating expenses of $3,912,242. Operating expenses for the three month period ended February 28, 2011 were $882,023 as compared to $258,968 for the three month period ended February 28, 2010. Operating expenses for the nine month period ended February 28, 2011 were $2,105,030 as compared to $390,803 for the nine month period ended February 28, 2010. The increase in operating expenses over the comparative three month periods can be primarily attributed to increases in general and administrative expenses (specifically the increase in consulting expenses to $259,571 from $22,800, and the current period’s realization of payroll and benefits expenses of $89,423) and increases in stock option expenses to $347,449 from $135,067. The increase in operating expenses over the comparative nine month periods can be primarily attributed to increases in general and administrative expenses (specifically increases in consulting expenses to $559,974 from $29,800, increases in related party consulting expenses to $265,700 from $108,000, and the current period’s realization of payroll and benefits expenses of $133,444) and increases in stock option expenses to $746,177 from $135,067.

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

Liquidity and Capital Resources

The Company has been in the development stage since inception. As of February 28, 2011 the Company had a working capital deficit of $1,014,053, current assets of $9,408 consisting of cash, note receivable, and prepaid expenses, and total assets of $2,649,255 consisting of current assets, investments in MesoCoat and Powdermet, computer equipment, and a website. As of February 28, 2011 the Company had current and total liabilities of $1,023,461, consisting of accounts payable, accounts payable to related parties, loans payable and accruals, loans payable and accruals to related parties, and accrued liabilities. Stockholders equity in the Company was $1,625,793 as of February 28, 2011.

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

For the period from inception until February 28, 2011, the Company’s cash flow used in investing activities was $3,370,510. Cash flow used in investing activities for the nine month period ending February 28, 2011, was $1,761,018 as compared to $1,400,030 for the nine month period ending February 28, 2011. Cash flow used in the current period can be primarily attributed to the payment of $1,260,000 to MesoCoat against the purchase of an additional equity interest in MesoCoat and its payment of $500,000 to Kennametal as a deposit against purchasing an equity interest in Powdermet. Since the end of the period we have used cash flow in investing activities by concluding our purchase of Powdermet shares and expect to use additional cash flow in investing activities to increase our investment in MesoCoat.

For the period from inception until February 28, 2011, the Company’s cash flow provided by financing activities was $4,832,237. Cash flow provided by financing activities for the nine month period ending February 28, 2011 was $2,454,529 as compared to $2,145,448 for the nine month period ending February 28, 2011. Cash flow provided by financing activities in the current period is attributable to proceeds from the sale of common stock and loans payable. We expect to continue to have cash flow provided by financing activities as the Company completes new rounds of financing as it seeks to build on its investments.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require debt or equity financing. We do not have commitments or arrangements for this financing at February 28, 2011, though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

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

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Legal proceedings were initiated by Powdermet against Dean M. Baker and Advanced Powder Solutions (APS), Inc. et al (“Baker”) in July of 2006 in the Superior Court of the State of California, County of Los Angeles. The claims alleged violation of the Uniform Trade Secrets Act, misappropriation of trade secrets, breach of contract, conversion and intentional interference with prospective business advantage. The claim sought damages of $10,000,000 and punitive damages of $20,000,000 plus the legal fees incurred in prosecuting the suit. Subsequent to the date of this quarterly report, the suit was taken to jury trial on March 17, 2011, and the parties are awaiting a verdict.

ITEM 1A.       RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they may adversely affect our business, financial condition, and/or results of operations as well as the future trading price and/or the value of our securities.

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

Market acceptance of our products and processes produced by MesoCoat and Powdermet will be critical to our growth.

We expect to generate revenue from the development and sale of products and processes produced by MesoCoat and Powdermet. Market acceptance of such products is therefore critical to our growth. If our customers do not accept or purchase the products or processes produced by MesoCoat and Powdermet, then our revenue, cash flow and operating results will be negatively impacted.

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

The Company and those subsidiaries in which it holds and will hold an interest may face liability claims on future products.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2011 the board of directors of the Company authorized the issuance of 150,000 shares of its common stock valued at $1.00 or in the aggregate $150,000 to Polythermics, LLC, a company related to John Neukirchen, one of the Company’s key personnel, pursuant to an Assignment Agreement between the Company, Polythermics, LLC and MesoCoat, which authorization was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On March 25, 2011 the board of directors of the Company authorized the issuance of 56,960 shares of its common stock to valued at $1.02 or in the aggregate $61,517 Polytherm Technologies LLC, a company related to Mr. Neukirchen, pursuant to the Employment Agreement, as amended, with Mr. Neukirchen, which authorization was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to one offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the common shares were offered and authorized was a non-U.S. offeree with an address in a foreign country.

On March 16, 2011 the board of directors of the Company authorized the grant of 20,000 options to purchase shares of the Company’s common stock to David Vander Gulik, which options have an exercise price of $1.05 per share, expire ten years from the grant date, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the grants were isolated private transactions by the Company which did not involve a public offering; (2) the grantees have access to the kind of information which registration would disclose; and (3) the grantees are financially sophisticated.

On February 3, 2011 the board of directors of the Company authorized the issuance of 160,000 shares of its common stock and 80,000 warrants to purchase common stock with an exercise price of $1.50 per share for a period of two years from the date of issuance to Paramount Trading Company, Inc., in exchange for $160,000 or $1.00 per unit pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act.

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

On December 10, 2010 the board of directors of the Company extinguished debt in the amount of $177,000 and realized a subscription payable of $3,000 for an aggregate of $180,000 in exchange for shares of common stock valued at $0.75 per share in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act as follows:

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

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 38 of this Form 10‑Q/A, and are incorporated herein by this reference.

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

10.16*             Amendment No. 2 to Stock Purchase Agreement between the Company and Kennametal dated January 19, 2011, incorporated hereto by reference to the Form 8-K filed with the Commission on July 13, 2011.

10.17*             Accord and Satisfaction Agreement dated March 21, 2011 between the Company and Kennametal, Inc., incorporated hereto by reference to the Form 8-K filed with the Commission on March 25, 2011.

10.18               Assignment Agreement dated March 25, 2011 with Polythermics LLC and MesoCoat.

21*                  Subsidiaries of the Company, incorporated hereto by reference to the Form 10-K on September 13, 2011 filed with the Commission on March 25, 2011.

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