Form 10-Q
period 2011-08-31
ABAKAN, INC
filed 2011-10-24
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2011.

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

Yes ☑   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the

registrant was required to submit and post such files). Yes ☐   No ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at October 24, 2011, was 59,377,425.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

As used herein, the terms “we,” “our,” and “us” refer to Abakan Inc. (formerly “Waste to Energy Group Inc.”), a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.  In the opinion of management, the accompanying financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ABAKAN, INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2011	May 31, 2011
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$770,682	$-
Accounts receivable	126,618	-
Note receivable - related parties	4,500	4,500
Prepaid expenses	6,177	16,200
Prepaid expenses - related parties	-	1,485
Total current assets	907,977	22,185
Noncurrent assets
Property, plant and equipment, net (Note 4)	2,186,124	4,630
Patents and licenses, net (Note 5)	2,097,625	-
Assignment agreement - MesoCoat	250,000	250,000
Investment deposit on MesoCoat investment	-	2,050,000
Investment in minority interest - MesoCoat (Note 6)	-	858,418
Investment in minority interest - Powdermet (Note 6)	1,767,705	1,721,656
Goodwill	4,335,646	-
Finance fees, net	3,315	-
Total Assets	$11,548,392	$4,906,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$515,860	$202,017
Accounts payable - related parties	116,768	79,214
Capital leases - current portion	13,222	-
Loans payable (Note 8)	379,328	70,600
Accrued interest - loans payable (Note 8)	121,407	41,532
Accrued liabilities	245,099	139,689
Total current liabilities	1,391,684	533,052
Noncurrent liabilities
Loans payable, net of discounts of $1,110,863 (Note 8)	3,927,633	1,400,914
Capital leases - noncurrent portion	26,298	-
Total liabilities	5,345,615	1,933,966
Commitments and contingencies
Stockholders' equity (Note 9)
Preferred stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 2,500,000,000 shares authorized, 59,377,425 issued and outstanding – August 31, 2011, 59,247,425 issued and outstanding May 31, 2011	5,937	5,924
Paid-in capital	9,330,907	8,330,530
Subscription receivable	-	(165,465)
Contributed capital	5,050	5,050
Accumulated deficit during the development stage	4,553,248	(5,203,116)
	4,788,646	2,972,923
Non-controlling interest	1,414,131	-
Total stockholders' equity	6,202,777	2,972,923
Total liabilities and stockholders' equity	$11,548,392	$4,906,889

See accompanying notes to financial statements.

ABAKAN, INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

			Cumulative amounts
			from development
			stage activities
	For the three months ended		June 27, 2006
	August 31,		(Inception) to
	2011	2010	August 31, 2011
Revenues
Commercial	$6,177	$-	$6,177
Contract and grants	298,114	-	298,114
Other income	44,097	-	45,693
	348,388	-	349,984

Cost of Revenues	303,332	-	303,332
Gross profit	45,056	-	46,652

Expenses
General and administrative
General and administrative	106,205	29,458	376,171
Professional fees	74,761	58,891	397,819
Professional fees - related parties	15,000	15,000	120,000
Consulting	225,372	105,045	1,001,218
Consulting - related parties	76,577	116,600	1,009,977
Payroll and benefits expense	137,607	24,557	394,476
Depreciation and amortization	82,059	1,378	111,285
Impairment of asset	-	-	180,000
Stock expense on note conversion	-	-	337,660
Stock options expense	338,517	169,024	1,616,269
Total expenses	1,056,098	519,953	5,544,875

Loss from operations	(1,011,042)	(519,953)	(5,498,223)

Other (expense) income
Interest expense:
Interest - loans	(35,580)	(4,006)	(88,208)
Interest - related parties	-	-	(5,442)
Liquidated damages	-	-	(250,000)
Amortization of discount on debt	(123,535)	-	(261,025)
Total interest expense	(159,115)	(4,006)	(604,675)

Interest income	147	861	4,276
Loss on debt settlement	-	-	(5,257)
Gain on debt settlement	-	-	200,709
Unrealized gain on MesoCoat acquisition	1,764,345	-	1,764,345
Equity in Powdermet income	46,049	-	117,705
Equity in MesoCoat loss	(44,408)	(122,015)	(586,020)
Non-controlling interest in MesoCoat loss	53,892	-	53,892
Loss before provision for income taxes	649,868	(645,113)	(4,553,248)

Provision for income taxes	-	-	-
Net profit/ (loss)	$649,868	$(645,113)	$(4,553,248)
Net profit/ (loss) per share - basic	$0.01	$(0.01)
Net profit/ (loss) per share - diluted	$0.01	$(0.01)

Weighted average number of common
shares outstanding - basic	59,330,468	55,115,000
Weighted average number of common
shares outstanding - diluted	67,485,701	55,115,000

See accompanying notes to financial statements.

ABAKAN, INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			amounts from
			development stage
	For the three months ended		activities June 27,
	August 31,		2006 (Inception) to
	2011	2010	August 31, 2011

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net profit/ (loss) from development stage activities $	649,868	$(645,113)	$(4,553,248)
Adjustments to reconcile net profit/ (loss) to net
cash provided by (used in) development stage activities:
Depreciation and amortization	82,059	1,378	111,285
Amortization of discount on debt	123,535	-	261,025
Amortization of deferred financing fees	292	-	292
Stock options expense	338,517	169,024	1,616,269
Stock expense from note conversion	-	-	337,660
Stock issued for services	76,000	-	597,401
Equity in investee loss	44,408	122,015	514,365
Equity in investee profit	(46,049)	-	(46,049)
Non-controlling interest profit	(53,892)	-	(53,892)
Unrealized gain on MesoCoat acquisition	(1,764,345)	-	(1,764,345)
Changes in operating assets and liabilities:
Accounts receivable	44,839	-	44,839
Notes receivable - related parties	-	4,000	(4,500)
Prepaid expenses	10,023	12,098	(20,330)
Prepaid expenses - related parties	1,485	-	14,152
Accounts payable	45,447	15,692	385,933
Accounts payable - related parties	37,554	30,917	199,499
Accrued interest - related parties	-	-	2,664
Accrued interest - loans payable	35,525	4,006	89,968
Accrued liabilities	39,865	-	112,293
Waste to Energy Group Inc.	-	-	180,000
Total adjustments	(984,392)	359,130	2,578,874
NET CASH FLOW PROVIDED BY (USED IN) DEVELOPMENT STAGE ACTIVITES	(334,524)	(285,983)	(1,974,374)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture, computer equipment and website	(288,993)	(917)	(322,849)
MesoCoat - minority interest, net of cash assumed in business combination	(307,000)	-	(3,142,380)
Powdermet - minority interest	-	-	(1,650,000)
Capitalized patents and licenses	(2,195)	-	(102,195)
Waste to Energy Group Inc.	-	-	(180,000)

NET CASH USED IN INVESTING ACTIVITIES	16,462	(917)	(5,397,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	245,465	-	4,421,606
Proceeds from loans payable	846,665	460,769	3,618,467
Proceeds from loans payable - related parties	-	-	79,680
Payments on loans payable - related parties	-	-	21,063
Repayments of capital leases	(3,387)	-	(3,387)
Proceeds from capital contributed	-	-	5,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,088,744	460,769	8,142,480
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	770,682	173,869	770,682
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	40,564	-
CASH AND CASH EQUIVALENTS, END OF PERIOD $	770,682	$214,433	$770,682

See accompanying notes to financial statements.

ABAKAN, INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			amounts from
			development stage
			activities
	For the three months ended		June 27, 2006
	August 31,		(Inception) to
Continued	2011	2010	August 31, 2011

Supplemental Disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$964

Supplemental Non-cash Disclosures:
Notes and accounts payable converted to stock
Accounts payable - related parties	$-	$(64,011)	$(205,971)
Loans payable	-	(25,000)	(650,169)
Accrued interest	-	-	(4,331)
Notes payable - related parties	-	(99,515)	(99,515)
Accrued interest - related parties	-	(9,724)	(9,724)
Common stock	-	200,000	974,460
Subscription payable	-	-	(3,000)
Subscription receivable	-	(1,750)	(1,750)
	$-	$-	$-
Stock issued for assignment agreement - MesoCoat
Assignment agreement - MesoCoat	$-	$-	$(150,000)
Common stock	-	-	150,000
	$-	$-	$-
Non-cash write off of balances
Accounts payable - related parties	$-	$-	$52,030
Loans payable	-	-	(156)
Accrued interest	-	-	(553)
Notes payable - related parties	-	-	(52,260)
Accrued interest - related parties	-	-	(811)
Subscription receivable	-	-	1,750
	$-	$-	$-
Beneficial conversion valuation
Additional paid-in capital	$505,873	$-	$1,241,449
Discount on convertible debts	(505,873)	-	(1,241,449)
	$-	$-	$-
Controlling interest purchase - MesoCoat
Accounts receivable	$171,457	$-	$171,457
Property and equipment, net	1,899,598	-	1,899,598
Patents and licenses, net	2,170,391	-	2,170,391
Deferred financing fees	3,607	-	3,607
Total assets	4,245,053	-	4,245,053
Accounts payable	(268,398)	-	(268,398)
Capital leases	(42,906)	-	(42,906)
Loans Payable and accrued interest	(2,415,469)	-	(2,415,469)
Other accrued liabilities	(65,545)	-	(65,545)
Total liabilities	(2,792,318)	-	(2,792,318)
Net assets	1,452,735	-	1,452,735
Noncontrolling interest equity	(1,468,023)	-	(1,468,023)
Goodwill	4,335,646	-	4,335,646
Investment in MesoCoat	(1,849,665)	-	(1,849,665)
MesoCoat net assets received	$2,470,694	$-	$2,470,694

See accompanying notes to financial statements.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 1 – BUSINESS

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

Unless the context indicates otherwise, all references herein to “Abakan,” “we,” “us,” and “our” refer to Abakan Inc. and its consolidated subsidiaries. Abakan is in the development stage as defined under FASB ASC 915-10, "Development Stage Entities."

On December 10, 2009 Abakan purchased a thirty-four percent (34%) interest in MesoCoat, Inc. ("MesoCoat"), and on July 13, 2011 purchased an additional seventeen percent (17%), for an aggregate total of fifty-one percent (51%) of the outstanding stock of MesoCoat.

MesoCoat (formerly “Powdermet Coating Technologies, Inc.”) was incorporated in Nevada as a wholly owned subsidiary of Powdermet, Inc. ("Powdermet") on May 18, 2007. Operations began in 2008 and effective March 31, 2008 it was renamed as MesoCoat. Future success of operations is subject to several technical hurdles and risk factors, including satisfactory product development, regulatory approval and market acceptance of MesoCoat’s products and its continued ability to obtain future funding. MesoCoat is currently in the development stage, as operations consist primarily of research and development expenditures, and revenues from planned principal operations that have not yet been realized. MesoCoat has invested heavily in intellectual property, machinery and equipment to initiate the research and development of its core technology. Currently, MesoCoat’s revenue consists almost entirely of government grants and cooperative reimbursement agreements.

On March 21, 2011, Abakan purchased 596,813 shares of Powdermet from Kennametal, Inc., an unrelated party, equal to a fully diluted 41% interest in Powdermet.

Powdermet was formed in 1996 as an Ohio corporation and has since developed a product platform of advanced materials solutions derived from nano-engineered particle agglomerate technology and derived hierarchically structured materials.

On June 8, 2011, Abakan formed a wholly owned subsidiary company named, AMP Distributors, Ltd. (“AMP Distributors”), a Grand Cayman corporation. We formed AMP Distributors to distribute MesoCoat products to consumer markets.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 1 – BUSINESS - continued

Abakan’s plan of operation is to acquire interests in early stage companies. Since those firms are typically pre-commercialization, it is anticipated that each firm Abakan decides to acquire will need successive rounds of financing to fund research & development, lengthy qualification periods, sales and marketing efforts. However, this may not necessarily be the case if a company which we acquire has a new technology with existing sales or we agree to a licensing strategy.

Abakan’s acquisition strategy is to make sure it negotiates upfront future ownership based on a series of value creating steps whereby we have the right to continue or discontinue investing based on an investee meeting those milestone steps. Our approach allows management to forecast potential financing needs of any given firm in stages to plan for present and future fundraising efforts.  Further, our approach also enables Abakan to hedge its investing if it feels a company is not performing up to the goals that were anticipated during the negotiating process. By taking this approach, each investee company is expected to reach certain operating milestones prior to receiving the next round of fundraising or us exercising our next round of acquisition.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The accompanying August 31, 2011 financial statements include Abakan’s accounts and the accounts of its’ subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Abakan’s financial position as of August 31, 2011, and the results of its operations and cash flows for the three months ended August 31, 2011, have been made.  Operating results for the three months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ended May 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2011, thereto contained in Abakan’s ’s Form 10-K.

Non-Controlling Interest

Non-controlling interest represents the minority members’ proportionate share of the equity of MesoCoat, Inc.  The Parent’s controlling interest in MesoCoat requires that its operations be included in the unaudited condensed consolidated financial statements.  The equity interest of MesoCoat that is not owned by the Parent is shown as non-controlling interest in the unaudited condensed consolidated financial statements.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Development Stage Enterprise

At August 31, 2011, Abakan’s business operations had not fully developed and it is highly dependent upon funding and therefore is considered a development stage enterprise.

Accounts receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. Abakan provides an allowance for doubtful accounts based on management's periodic review of accounts, including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of August 31, 2011 management has determined that no allowance for doubtful accounts is required.

Property, plant, and equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Depreciation and amortization are based on the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized.

Asset construction in progress

 Construction in progress assets, represent assets that are in process of construction and rehabilitation in order to bring them to operational status. All costs are captured in a separate Construction in Progress account, and are included in the “Property, plant, and Equipment – net” amounts, and when the asset is ready to enter service, the total costs are capitalized and depreciation commences per the schedule below.

Depreciation

Depreciation is computed on the straight-line method net of salvage value with useful lives as follows:

                        Computer equipment and software                  3 - 5 years

            Office furniture and equipment                        5 - 7 years

            Machinery and equipment                               7 - 10 years

                        Leasehold improvements                                 balance of lease term

Patent and technology licenses

Patent costs are recorded at the cost to obtain the patent and are amortized on a straight-line basis over their estimated useful lives up to 20 years, beginning when the patent is secured by Abakan. License costs are recorded at the cost to obtain the license and are amortized on a straight-line basis over effective term of the license, up to 15 years.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Goodwill

In accordance with GAAP, goodwill in the amount of $4,355,646 related to the acquisition of MescoCoat will be evaluated for impairment on an annual basis starting fiscal year ending May 31, 2013.

Revenue Recognition

Abakan recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price if fixed or determinable, and collectability is reasonably assured.

Grant Revenue

Revenue from grants is generally recorded when earned as defined under the terms of the agreements. Each grant document sets the timing of amounts that are allowed to be billed and how to bill those amounts. We generally look at a two week time period to bill from and work on the incurred costs for the same time period and bill according to preset amounts that are allowed to be billed for per the grant documents. This is then billed through a government billing system, reviewed by the government department, and then payment is sent to us.

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $133,248 for the period ended August 31, 2011.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses are included in general and administrative expense in the accompanying statement of operations.

Shipping and Handling Costs

Abakan’s shipping and handling costs are included in cost of sales for all periods presented.

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

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Abakan will continue as a going concern.  Abakan has net losses for the period of June 27, 2006 (inception) to the period ended August 31, 2011, of $4,553,248, and a working capital deficit of $483,707.  These conditions raise substantial doubt about Abakan’s ability to continue as a going concern. Abakan’s continuation as a going concern is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock, debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	August 31, 2011	May 31, 2011
Machinery and equipment	$ 313,472	$ -
Construction in progress- assets	1,870,447	-
Computer equipment and office furniture	32,529	12,856
Leasehold Improvements	46,927	-
	2,263,375	12,856
Less accumulated depreciation and amortization	(77,251)	(8,266)
	2,186,124	4,630

Depreciation and amortization expense was $7,098 and $1,378 for the three months ended August 31, 2011 and 2010, respectively. On July 13, 2011 we completed our second purchase of ownership in Mesocoat, Inc, as more fully discussed in Note 7. Because of consolidation of Mesocoat’s accounting with ours we gained $1,961,526 of property and equipment, accumulated depreciation of $61,928.

NOTE 5 - PATENTS AND LICENSES

Patents and licenses consist of the following:

Patents	$156,715
Licenses	2,079,529
2,236,244
Less accumulated amortization	(138,619)
$2,097,625

Amortization expense was $74,961 for the three months ended August 31, 2011. In the three months ended August 31, 2011, we have capitalized an additional $2,195 on patents and licenses, and have begun amortizing those according to our policy.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 6 - INVESTMENT IN NON-CONTROLLING INTEREST

MesoCoat, Inc.

On July 13, 2011, we have acquired an additional 86,156 shares of common stock from MesoCoat, representing seventeen percent (17%) of their outstanding common stock, in exchange for $2,800,000 in cash. Accordingly, beginning on July 13, 2011 and for subsequent periods, since our ownership has increased to 51%, and we can affect control of the MesoCoat, we will consolidate the financials of MesoCoat into ours.

We have analyzed our investment for the period of June 1 through July 12, 2011 in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323), and concluded that our 34% minority interest investment did give us significant influence over MesoCoat’s business actions, board of directors, or its management, and therefore we did account for our investment using the Equity Method. The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

December 10, 2009, initial investment	$ 1,400,030
Equity in loss for year ended May 31, 2010	(191,665)
Investment balance, May 31, 2010	$ 1,208,365
Equity in loss for year ended May 31, 2011	(349,947)
Investment balance, May 31, 2011	$ 858,418
Equity in loss for period ended July 12, 2011	(44,408)
Investment balance, July 12, 2011	$ 814,010

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 6 - INVESTMENT IN NON-CONTROLLING INTEREST - continued

Below is a table with summary financial results of operations and financial position of MesoCoat:

MesoCoat Inc.
UNAUDITED
	For the period June 1 - July 12, 2011	For the three months ended August 31, 2010
Equity Percentage	34%	34%
Condensed income statement information:
Total revenues	$ 245,389	$ 326,743
Total cost of revenues	229,641	385,786
Gross margin	15,748	(59,314)
Total expenses	146,359	299,555
Net loss	$ (130,611)	$ (358,869)
Abakan's equity in net loss	$ (44,408)	$ (122,015)
	For the period June 1 - July 12, 2011	For the year ended May 31, 2011
Condensed balance sheet information:
Total current assets	$ 1,199,061	$ 980,635
Total non-current assets	4,073,596	4,019,646
Total assets	$ 5,272,657	$ 5,000,281
Total current liabilities	$ 691,771	$ 1,005,334
Total non-current liabilities	2,100,547	2,104,092
Total equity	2,480,339	1,890,855
Total liabilities and equity	$ 5,272,657	$ 5,000,281

Powdermet, Inc.

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

March 21, 2011, initial investment	$ 1,650,000
Equity in profit for period of March 21 through May 31, 2011	71,656
Investment balance, May 31, 2011	$ 1,721,656
Equity in profit for period ended August 31, 2011	46,049
Investment balance, August 31, 2011	$ 1,767,705

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 6 - INVESTMENT IN NON-CONTROLLING INTEREST - continued

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet Inc.
	For the three months ended August 31, 2011	For the year ended May 31, 2011
Equity Percentage	41%	41%
Condensed income statement information:
Total revenues	$ 580,664
Total cost of revenues	216,847
Gross margin	363,817
Total expenses	251,502
Net profit	$ 112,315
Abakan's equity in net profit	$ 46,049
Condensed balance sheet information:
Total current assets	$ 637,178	$ 438,869
Total non-current assets	787,360	857,866
Total assets	$ 1,424,538	$ 1,296,735
Total current liabilities	$ 603,061	$ 648,351
Total non-current liabilities	806,377	745,599
Total equity	15,100	(97,215)
Total liabilities and equity	$ 1,424,538	$ 1,296,735

NOTE 7 - MATERIAL BUSINESS COMBINATION

On December 10, 2009, Abakan acquired 34% of the outstanding common shares of Mesocoat, Inc. (Mesocoat). On July 13, 2011, Abakan acquired 17% of the outstanding common shares of Mesocoat for an aggregate total of 51% of the outstanding common shares. The goodwill of $4,335,646 arising from the acquisition of a non-controlling interest consists largely of the excess fair value paid due to the added values associated with progress associated with ongoing research and development completed, values credited to the product and intellectual property portfolio owned by MesoCoat and scientific recognition over and above that recorded in relation to the credibility attached to government and university grants. Abakan believes that the MesoCoat acquisition is in line with its business plan and the amount paid will be supported on completion of independent valuations. None of the goodwill recognized is expected to be deductible for income tax purposes.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 7 - MATERIAL BUSINESS COMBINATION - continued

The following table summarizes the consideration paid for MesoCoat and the amounts of the estimated fair values of the identifiable assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the non-controlling interest in Mesocoat at July 13, 2011:

Consideration:
Cash paid for 17% equity	$ 2,800,000
Fair value of Abakan’s 34% equity interest in MesoCoat held before business combination	2,578,355
$ 5,378,355
Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$ 1,229,454
Other asset	3,607
Property, plant, and equipment	1,899,598
Identifiable intangible assets	2,170,391
Financial liabilities	(2,792,318)
Liability arising from a contingency	(0)
Total identifiable net assets	2,510,732
Non-controlling interest in MesoCoat	(1,468,023)
Goodwill	4,335,646
$ 5,378,355

The fair value of the financial assets acquired includes cash and cash equivalents and accounts receivables under with an aggregate fair value of $1,229,454.

The fair value of the acquired property, plant and equipment and identifiable intangible assets is provisional pending receipt of the final valuations for those assets.

The fair value of the non-controlling interest in MesoCoat was estimated by applying the negotiated share price per share and applying that to the outstanding shares of MesoCoat. This fair value measurement is based on significant inputs that are not observable in the market and, therefore, represents a Level 3 measurement as defined in FASB ASC 820. Key assumptions include (a) negotiated share price, (b) financial multiples of companies deemed to be similar to MesoCoat, and (d) adjustments because of the lack of control or lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in MesoCoat. This estimate is provisional pending receipt of the final valuation of the non-controlling interest.

Abakan recognized a gain of $1,764,345 as a result of reevaluating to fair value its 34% equity interest in MesoCoat held before the business combination. The gain is included in other income in Abakan’s income statement for the period ended August 31, 2011.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of MesoCoat had occurred at June 1, 2011:

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 7 - MATERIAL BUSINESS COMBINATION - continued

UNAUDITED PROFORMA CONSOLIDATED
CONDENSED STATEMENTS OF OPERATIONS
	For the three month period ended
	June 1 - August 31,
	2011	2010
Revenues
Commercial	$ 28,359	$ 10,571
Contract and grants	503,634	279,275
Other income	61,784	7,576
Total revenues	593,777	297,422
Cost of Revenues	532,973	404,220
Gross profit	60,804	(106,798)
Expenses
General and administrative
General and administrative	174,695	220,059
Professional fees	74,761	58,891
Professional fees - related parties	15,000	15,000
Consulting	252,647	105,045
Consulting - related parties	76,577	116,600
Payroll and benefits expense	176,818	107,606
Depreciation and amortization	86,702	10,189
Stock options expense	338,517	169,024
Total expenses	1,195,717	802,414
Loss from operations	(1,134,913)	(909,212)
Other (expense) income
Interest expense:
Interest - loans	(37,870)	(9,676)
Amortization of discount on debt	(127,984)	(13,348)
Total interest expense	(165,854)	(23,024)
Interest income	147	861
Unrealized gain on MesoCoat acquisition	1,764,345	-
Equity in Powdermet income	46,049	-
Equity in MesoCoat loss	(44,408)	(122,015)
Non-controlling interest in MesoCoat loss	53,892	-
Loss before provision for income taxes	519,258	(1,053,391)
Provision for income taxes	-	-
Net profit/ (loss)	$ 519,258	$ (1,053,391)
Net profit/ (loss) per share - basic	$ 0.01	$ (0.02)
Net profit/ (loss) per share - diluted	$ 0.01	$ (0.02)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 8 – NOTES PAYABLE

As of August 31, 2011 and May 31, 2011, the loans payable balance comprised of:

Description	August 31, 2011	May 31, 2011

Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on April 13, 2013. The note is shown net of a discount of $141,517 attributable to the beneficial conversion feature.

	$ 358,483	$ 337,256
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on March 17, 2013. The note is shown net of a discount of $376,841 attributable to the beneficial conversion feature.	1,123,159	1,063,658
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on June 7, 2013. The note is shown net of a discount of $94,555 attributable to the beneficial conversion feature.	105,445	-
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on July 14, 2013. The note is shown net of a discount of $301,764 attributable to the beneficial conversion feature.	198,237	-
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on August 29, 2013. The note is shown net of a discount of $75,646 attributable to the beneficial conversion feature.	71,019	-
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	70,000	70,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	600	600
Convertible demand note to an unrelated entity bearing 7.5% interest per annum which matures on July 22, 2013. The note is shown net of a discount of $89,579 attributable to the beneficial conversion feature.	308,728	-
Convertible demand note to an unrelated entity bearing 7.5% imputed interest per annum which matures on July 10, 2018. The note is shown net of a discount of $30,961 attributable to the beneficial conversion feature.	71,290	-
Capital leases payable to various vendors expiring in various years through May 2013; collateralized by certain equipment with a cost of $71,127.	39,520	-
Uncollateralized demand note to an unrelated entity for royalties	2,000,000	-
	$ 4,346,481	$ 1,471,514
Less current liabilities	392,550	70,600
Total long term liabilities	$ 3,953,931	$ 1,400,914

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 8 – NOTES PAYABLE - continued

Abakan also owed $121,407 and $41,532 in accrued interest for the above notes as of August 31, 2011 and May 31, 2011, respectively.

As of August 31, 2011 and May 31, 2011, Abakan had no restrictive covenants attached to any of the above referenced notes.

Future maturity of our notes payable is presented in the table below:

For the years ended May 31,
2012	$ 87,811
2013	3,267,621
2014 and beyond	2,102,250
$ 5,457,682

Convertible Debentures

On June 7, July 14, and August 29, 2011 we signed three convertible debentures for a total of $846,665, due June 7, July 14 and August 29, 2013, respectively. As of August 31, 2011, we received all of the proceeds from these debentures. The notes bear an interest rate of 5% per annum, if any amounts are not paid when due the interest rate will adjust and will be 10% per annum until paid.

The notes have a provision for conversion of the outstanding amounts owed  into conversion units for $1.00 per unit; units consists of one share of our common stock and one-half share common stock warrant to purchase shares of stock for $1.50 per share, with an expiration date of two years from the conversion date. We have analyzed these detachable warrants in accordance with FASB ASC 470-20-25-4, Debt with conversion options, and have determined that they have a beneficial conversion feature. Accordingly we have valued these notes using the Black-Scholes method and have arrived at an aggregate total $505,873, of relative fair value that was recorded as additional paid-in capital and has been recorded as a discount on debt against the corresponding convertible note payable. In our valuation of the warrant value we used the following terms:

	June 7, 2011	July 14 2011	August 29, 2011
Expected volatility (based on historical volatility)	170.29%	170.29%	170.29%
Expected dividends	0.00	0.00	0.00
Expected term in years	2.0	2.0	2.0
Risk-free rate	0.39%	0.38%	0.20%

In accordance with FASB ASC 470-20-55-32, we are amortizing this amount on the straight-line method over the life of the notes payable of 24 months. For the three months ended August 31, 2011, we have recorded $33,907 in amortization of discount on debt and are reflected as a component of interest expense in our statement of operations. The remaining aggregate total of $471,966 will be amortized over the remaining life of the notes.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 9 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

Abakan has 2,500,000,000 common shares authorized at a par value of $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of Abakan.

Common Stock Issuances

For the three months ended August 31, 2011, we issued the following shares:

Private placements

On June 6, 2011, we closed a private placement for $20,000, or 20,000 units consisting of one share of our restricted common stock and one-half share common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $20,000.

On June 10, 2011, we closed a private placement for $30,000, or 30,000 units consisting of one share of our restricted common stock and one-half share common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $30,000.

On July 6, 2011, we closed a private placement for $30,000, or 30,000 units consisting of one share of our restricted common stock and one-half share common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $30,000.

Share based compensation

On July 29, 2011, Abakan issued 50,000 shares of our common stock for services performed valued at $76,000.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Common Stock Warrants

In connection with the above private placements we valued the common stock warrants granted during the period ended August 31, 2011, using the Black-Scholes model with the following assumptions:

	June 6, 2011	June 10, 2011	July 6, 2011
Expected volatility (based on historical volatility)	170.29%	170.29%	170.29%
Expected dividends	0.00	0.00	0.00
Expected term in years	10	2.00	2.00
Risk-free rate	0.39%	0.41%	0.43%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Abakan’s warrants. The dividend yield assumption is based on our history and expectation of dividend payments. All warrants are immediately exercisable upon granting, with the exception of the warrants connected with the convertible debentures (Note 8), which are immediately exercisable upon conversion of the debt.

A summary of the common stock warrants granted during the period ended August 31, 2011 and the year ended May 31, 2011 is presented below:

	Number of Warrants		Number of Warrants
Balance at June 1, 2011	2,670,233	Balance at June 1, 2010	2,300,000
Granted	40,000	Granted	370,233
Exercised	-	Exercised	-
Forfeited or Expired	-	Forfeited or Expired	-
Balance at August 31, 2011	2,710,233	Balance at May 31, 2011	2,670,233
Exercisable at August 31, 2011	2,710,233	Exercisable at May 31, 2011	2,670,233

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 10 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the periods ended August 31, 2011 and 2010 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the periods ended August 31, 2011 and 2010 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	For the three months ended August 31, 2011	For the three months ended August 31, 2010
Net earnings from operations	$ 649,868	$ (645,113)
Weighted-average common shares	59,330,468	55,115,000
Effect of dilutive securities:
Warrants	2,710,233	-
Options to purchase common stock	5,445,000	-
Dilutive potential common shares	67,485,701	55,115,000

Net earnings per share from operations:
Basic	$ 0.01	$ (0.01)
Diluted	$ 0.01	$ (0.01)

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The increasing number of warrants used in the calculation is a result of the increasing market value of Abakan’s common stock. In periods where losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to the common control between Abakan and its related parties, Abakan is exposed to the potential that ownership risks and rewards could be transferred among the parties. In addition to related party transactions mentioned elsewhere, we have entered into the agreement below:

Consulting Agreements

On June 1, 2011, we entered into a consulting agreement commencing June 1, 2011, with an unrelated individual to provide business consulting. The terms of the consulting agreement are that the consultant will be paid $9,000 per month. We also agreed to reimburse the consultant for all reasonable business expenses incurred by her in the performance of her duties, and will be in effect until June 30, 2012.

NOTE 12 – STOCK – BASED COMPENSATION

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of our common stock. On August 15, 2011, we granted 25,000 stock options to a consultant at an exercise price of $1.25 per share, and these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date. After these grants there will be 4,455,000 available for future grant.

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

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan (continued)

Unless the Plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order.  An optionee may designate a beneficiary, however, who may exercise the option following the optionee's death.

The value of employee and non-employee stock warrants granted during the three months ended August 31, 2011 was estimated using the Black-Scholes model with the following assumptions:

August 15, 2011
Expected volatility (based on historical volatility)	170.29%
Expected dividends	0.00
Expected term in years	10
Risk-free rate	2.29%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Abakan’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 12 – STOCK – BASED COMPENSATION – continued

A summary of the options granted to employees and non-employees under the plan and changes during the years ended May 31, 2011 and the three months ended August 31, 2011 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at June 1, 2010	3,150,000	$0.64
Granted	2,370,000	0.87
Exercised	-	-
Forfeited or expired	(100,000)	0.60
Balance at May 31, 2011	5,420,000	$0.75	9.00 years	$185,000
Exercisable at May 31, 2011	983,240	$0.63	9.00 years	$--
Weighted average fair value of options granted during the year ended May 31, 2011		$0.87
Balance at June 1, 2011	5,420,000	$0.75
Granted	25,000	1.25
Exercised	-	-
Forfeited or expired	-	-
Balance at August 31, 2011	5,445,000	$0.85	9.00 years	$185,000
Exercisable at August 31, 2011	983,240	$0.63	9.00 years	$--
Weighted average fair value of options granted during the year ended August 31, 2011		$1.25

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 12 – STOCK – BASED COMPENSATION – continued

The following table summarizes information about employee stock options under the 2009 Plan outstanding at August 31, 2011:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at August 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at August 31, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.60	2,700,000	8.00 Years	$0.60	$--	933,240	$0.60	$--
$0.65	1,400,000	8.00 Years	$0.65	$120,000	--	$0.00	$--
$0.75	100,000	9.00 Years	$0.75	$15,000	--	$0.00	$--
$1.01	25,000	9.00 Years	$1.01	$--	--	$0.00	$--
$1.02	650,000	10.0 Years	$1.02	$50,000	--	$0.00	$--
$1.05	270,000	10.0 Years	$1.05	$--	50,000	$1.01	$--
$1.25	50,000	10.0 Years	$1.25	$--	--	$0.00	$--
$1.30	250,000	10.0 Years	$1.30	$--	--	$0.00	$--
	5,445,000	9.0 Years	$0.85	$185,000	983,240	$0.63	$--

The total value of employee and non-employee stock options granted during the three months ended August 31, 2011 and 2010, was $30,553 and $129,734, respectively. During three months ended August 31, 2011 and 2010 Abakan recorded $338,517 and $169,024, respectively, in stock-based compensation expense relating to stock option grants.

2009 Stock Option Plan (continued)

At August 31, 2011 and 2010 there was $2,471,408 and $1,660,853, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through August 15, 2014. The following table represents the stock options expense for the each of the next four fiscal years ended May 31:

For years ended May 31,	Expense

2012	$ 995,203
2013	1,084,035
2014	390,060
2015	2,110
$ 2,471,408

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2011 and 2010

NOTE 13 – COMMITMENTS

Leases

Abakan leases its office space in Miami on a month to month basis at a cost of $2,213 a month paid to Prosper Financial, Inc., a related party. Abakan is also committed to a non-cancellable operating lease for a vehicle that expires in March 2012.

MesoCoat subleases its research and development and laboratory space from Powdermet, a related party. The cost of the sub-lease to MesoCoat is $6,700 per month that expires on May 31, 2020.

MesoCoat also leases machinery and equipment under various capital lease arrangements, which expires through May 2013. These leases are included in long-term and short-term debt and the related assets have been capitalized. Total expense related to the operating leases was $12,375 for the period of July 13 through August 31, 2011. Interest expense for the leases for the period of July 13 through August 31, 2011 was $1,173.

Minimum annual rental commitments are as follows at August 31, 2011:

For the years ended May 31,	Capital Leases	Operating Leases

2012	$ 21,210	$ 61,490
2013	23,192	80,490
2014	-	80,400
2015	-	80,400
2016 and thereafter	-	402,000
Total minimum lease payment	$44,402	$ 704,690

Less amount representing interest	4,883
Present value of net minimum capital lease payments	39,520
Less current maturities	13,222
Long-term obligations under capital leases	$ 26,298

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of Abakan.

NOTE 14– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through October 24, 2011, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this quarterly report. Our fiscal year end is May 31.

Abakan

Abakan intends to become a leader in the multi-billion dollar advanced coatings and metal formulations markets by assembling controlling interests in a small number of next generation technology firms. We expect to achieve this goal by investing in R&D firms and technology start-ups that have the potential to substantially impact the surface engineering and energy management needs of Fortune 1000 companies and government entities. Abakan is actively involved in supporting the R&D, market development, and commercialization efforts of those entities in which it has invested. We have to date acquired a 51% controlling interest in MesoCoat, Inc. (“MesoCoat”) and a 41% non-controlling interest in Powdermet, Inc. (“Powdermet”). Since Powdermet owns 49% of MesoCoat, Abakan’s interest in Powdermet represents a 20% indirect interest in MesoCoat. Accordingly, we have a combined 71% interest in MesoCoat through both direct and indirect ownership interests.

Acquisitions

On December 11, 2009, Abakan executed an Investment Agreement, dated December 9, 2009, with MesoCoat and Powdermet in order to purchase 79,334 newly issued MesoCoat shares, equal to a fully diluted 34% equity interest in MesoCoat for $1,400,030. Powdermet was MesoCoat’s sole shareholder prior to the transaction owned 52% by Andrew Sherman (the CEO and a director of both MesoCoat and Powdermet who became a director of Abakan on August 20, 2010), 41% by Kennametal, Inc. (an unrelated company) and 7% by other unrelated parties.

On March 21, 2011, Abakan purchased 596,813 shares of Powdermet from Kennametal equal to a fully diluted 41% interest in Powdermet.

On July 11, 2011 the Abakan placed MesoCoat and Powdermet on notice of its intent to complete the purchase of an additional equity interest in MesoCoat in accordance with the Investment Agreement. Abakan completed the purchase of 86,156 newly issued shares, equal to a fully diluted 17% equity interest in MesoCoat for $2,800,000 on July 13, 2011, thereby increasing its direct ownership of MesoCoat to a fully diluted 51% interest.

The Investment Agreement provides us with additional options to increase our equity interest in MesoCoat, as follows:

  An option which entitles us to purchase an additional 24% equity interest in exchange for $16,000,000 by July 13, 2012. The exercise of this option would increase our direct holdings to a fully diluted 75% of MesoCoat and entitle Abakan’s management to appoint a fourth member to MesoCoat’s five-person board of directors (Abakan currently has a right to appoint three of MesoCoat’s directors, one of which must be independent).
  An option which entitles minority shareholders of MesoCoat, for a period of 12 months after the exercise of the option detailed above, to cause Abakan to pay an aggregate amount of $14,600,000, payable in shares of our common stock or a combination of cash and shares, in exchange for all remaining outstanding shares of MesoCoat.

On March 21, 2011, Abakan fulfilled the terms of a Stock Purchase Agreement with Kennametal, Inc., dated June 28, 2010, as amended on September 7, 2010 and replaced on March 25, 2011 through an Accord and Satisfaction Agreement, to purchase 596,813 shares of Powdermet, equal to a 41% interest in Powdermet, for $1,650,000.

The terms and conditions of the Investment Agreement with Powdermet to acquire an equity interest in MesoCoat and the terms and conditions of the Stock Purchase Agreement with Kennametal, Inc., to acquire an equity interest in Powdermet (and thereby an indirect interest in MesoCoat) were negotiated on an arms-length basis by unrelated parties without the benefit of a third party appraisal of the current or future value of either investment. Rather, our valuation of both investments was based on our analysis of what its products and technologies could do, what solutions it had for specific markets, what market share could be captured, how MesoCoat intended to commercialize its products and how realistic were MesoCoat’s financial projections.  We completed a detailed analysis of these questions and prepared a document that specifically considered the facts and supported our conclusions. Our reliance on options to increase our investment in MesoCoat is consistent with our valuation model going forward which dictates that options will only be exercised at the price agreed if developmental milestones in respect to value as determined by us are achieved within the parameters of our agreement. The exercise of the initial option permitted under the Investment Agreement is our measure of the fair value of our investment in MesoCoat on the date of exercise.

Operations

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

The CermaClad™ product line in development today is as follows:

  CermaClad™ CR (Corrosion Resistant Alloys)
  CermaClad™ WR (Wear Resistant)
  CermaClad™ HT (High Temperature)
  CermaClad™ LT (Low Thickness)

PComP™

PComP™ is a series of nanocomposite cermet coatings that are used to impart wear and corrosion resistance, and to restore dimensions, of metal components.  PComP competes against chrome and nickel plating, and tungsten carbide in the multibillion dollar inorganic metal finishing market.  Competing materials like hexavalent chrome, carbides and tungsten carbide cobalt have become major headaches for industrial producers in the metal finishing industry since these materials are on the EPA’s hazardous materials watch list and are legally banned in several countries. Industry spends billions annually on these hazardous materials, and Mesocoat’s customers can gain a competitive advantage while mitigating environmental liabilities by adopting green products and processes into their product offerings. While businesses grapple with the need to transition away from these harmful products, MesoCoat has developed a solution platform that we plan to offer at substantially lower cost and higher productivity than leading chrome alternatives, and which has shown order of magnitude improvements in head to head wear and corrosion performance testing.

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

MesoCoat intends to sell these products through different channels. Commercial sector accounts will have access to these advanced coatings by buying thermal spray application services from MesoCoat. Large OEM’s and Government agencies like the U.S. Air Force would procure raw powders as they are vertically integrated to do their own thermal spray applications using dedicated maintenance and repair depots. Recently, several defense organizations have been given congressional mandates to make better use of their existing equipment (planes, helicopters, jets, tanks and other armored vehicles, etc.) as budgets for the purchase of new equipment will be limited over the next few years. MesoCoat’s low-cost, long-life coating materials should appeal to government buyers striving to meet budgetary restrictions.  Finally, to achieve more rapid penetration of a territorial (geographic) market, MesoCoat is actively qualifying preferred provider partners in certain territories (Houston and Los Angeles as two examples) to provide services in territories it is not currently able to service.

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

AMP Distributors Inc.

AMP Distributors Inc. (“AMP”) was formed by Abakan in June of 2011 as a Cayman Island company for the primary purpose of negotiating, executing and administrating international sales of MesoCoat's products. AMP is also tasked with acquiring equipment and coating materials for Abakan’s international transactions.  AMP has appointed a managing director with over 15 years of experience in the offshore financial services industry and retained Kariola Limited, a consultancy organization, to assist it with technical advice and entry into Asian markets.

Future Acquisition Targets

Abakan utilizes multiple resources to identify future acquisition targets including a professional network of senior management, relationships with national labs such as the Oak Ridge National Lab, and a broad spectrum of other methods in the search for innovative technologies and companies.

Every future opportunity will be evaluated based on several criteria. Prospective companies must have individual market solutions intended to solve critical industry problems and have the potential to generate at least a $100 million in revenue within five years of Abakan’s involvement. Most companies that are ultimately acquired by Abakan will offer more than one market solution. We are therefore restricted to firms that have established R&D programs, with a preference for firms that have solutions in final stages of R&D or in pilot-scale production. Abakan is directing its attention to owners that are willing to accept a multi-phased investment option while guaranteeing operational control. We plan to support these technology-centric R&D opportunities and investments with our own corporate strategy, market development, licensing and contracted support.

Plan of Operation

Abakan’s plan of operation for the coming year is to position itself to succeed in commercialization efforts focused on MesoCoat’s CermaClad™ and PComP™ products. To achieve this success Abakan aims to:

•         Establish overseas subsidiaries and plants while supporting their management teams.

•         Gain market entry by creating awareness and establishing relationships with key investors.

•         Increase interests in previously acquired companies.

•         Target existing coating companies to qualify and use powders produced by MesoCoat and Powdermet.

•         Assist MesoCoat in achieving the following objectives:

o   Becoming American Petroleum Institute (API) compliant for CermaClad™ corrosion and wear resistant alloys products through a joint development agreement with Petrobras and ongoing development work.

o   Gaining another joint venture agreement with one or two other major oil corporations by second quarter 2012.

o   Continuing a plan of constructing CermaClad™ and PComP™ operating plants in strategic market locations (Houston, Alberta, Brazil and the Far East).

o   Continuing the formation of strategic partnerships and a pipeline of potential clients for the CermaClad™ and PComP™ product lines.

Growth Strategy

Abakan intends to help MesoCoat grow over the next five years through the use of project and investor financing that involves two growth strategies: i) a conservative or “organic” strategy that requires a further $16,000,000 and ii) a moderate strategy which requires early market acceptance and $45,000,000 to $50,000,000 (dependent on the level of cash flow achieved and the level of project debt financing secured). On realizing sufficient financing, Abakan plans to assist MesoCoat in opening between six and fifteen operating plants worldwide. Given the wide range of the scenario assumptions, the growth strategy depends largely upon the successful execution of the marketing plans for both CermaClad™ and PComP™. Given our strategy of targeting strategic global regions with multiple potential clients, it is feasible for us to meet our plan. However, Abakan will carefully monitor the risks associated with achieving the goals in each scenario to ensure MesoCoat can meet our expectations.

Plant locations for MesoCoat depend upon first securing client purchase orders sufficient to finance the construction of the plants. Another key component of plant location lies within strategic global positioning. We prefer to finance and build plants in locations with multiple organizations that can become potential clients for our products, hence the focus on locations in Houston, Alberta, Brazil and Asia. However, we are aware of the inherent political and currency risks that may exist due to working in offshore markets and intend to appropriately address such risks as we move forward with our construction plans.

Operational Logistics

CermaClad™, PComP™ SComP™, MComP™ and ENComP™ are platform technologies with extensive product potential in multiple large market verticals. Abakan and related operations will play a major role in six distinct product segments of the value chain: raw materials/consumables, application equipment, coating (cladding) services, casting, fabrication, and maintenance & repair of existing assets. By playing a major role in these six segments of the value chain, Abakan and its partners may prove to be an influential player in defining market prices and trends in the structural composites, steel plate, sheet, bar, and tubular products industries. Our vision is to form partnerships, and set up captive or regional facilities with the power players in the target industry. Most of these large manufacturers have project management and installation capabilities besides fabrication, and thus partnerships with these companies would help us build one-stop-shops for customers, where the customers define the specifications/requirements and we, and our value chain partners would take care of the steel fabrication, coating/cladding operations, casting, assembly integration, and inspection activities.

We intend to partner with a major suppliers or end users within geographic regions. Depending on the amount of financing available, we are considering three approaches to this market:

•         High Capital Intensity:  Abakan will self-finance and act as owner-operator.

•         Medium Capital Intensity: Abakan will enter into joint venture partnerships, with it being the operator at 51% ownership and a partner at 49% ownership.

•         Low Capital Intensity: Abakan will joint venture with supply chain partners which will act as operators and financiers with 51% ownership and it will act as technology supplier at 49% ownership. Within these arrangements we do not intend to be a licensor but rather participate in the operations and service end of the businesses.

Additional Funding

MesoCoat will require additional funding over the next twelve months. Not all of the funding sought is currently available though MesoCoat expects to receive additional funding from Abakan on the prospective exercise of the second option under the Investment Agreement. Should MesoCoat be unable to secure additional financing from outside sources or Abakan, it will most likely be unable to meet its milestones and may need to scale back operations. Any shortfall in minimum funding will adversely affect MesoCoat’s ability to grow or even continue operations.

Results of Operations

During the three month period ended August 31, 2011:

•         Abakan increased its interest in MesoCoat to 51% on a fully-diluted basis.

•         Abakan continued its search to identify prospective business opportunities for merger or acquisition.

During the three month period ended August 31, 2011, Abakan assisted MesoCoat with the following developments:

•         Redefining its marketing strategy.

•         Improving its branding.

•         Beginning communication with several new potential joint commercialization partners.

•         Accelerating R&D schedules by negotiating favorable engineering contracts with third parties.

•         Constructing a new 11,000 sq. ft. manufacturing plant in Euclid, Ohio; full-scale production from the plant is expected to begin early in 2012; the plant is able to produce 10,000 square meters of CermaClad™ tubing per year and is able to fabricate PComP™ products for application in the aerospace, oil and gas, mining and chemical processing industries. MesoCoat began producing work samples for certification and approval by potential clients, with work split 60%/40% between samples and commercial sales.

•         Working toward certain milestones of the Cooperation Agreement with Petroleo Brasiliero S.A. (“Petrobras”) to develop and qualify the CermaClad™ process for the application of CRA (corrosion resistant alloys) to the internal and external surfaces of pipes using proprietary High Density InfraRed (HDIR) lamp technology; Petrobras is a leading integrated oil and gas company headquartered in Rio de Janeiro, Brazil, and is the largest company in Latin America.

Net Profit/Loss

For the period from June 27, 2006 (inception) until August 31, 2011, the Abakan incurred net losses of $4,553,248. Net profit for the three month period ending August 31, 2011 was $649,368 compared to a net loss of $645,113 for the three month period ending August 31, 2010. The transition to a net profit over the comparative periods can be primarily attributed to an unrealized gain of $1,764,345 recognized as a result of reconciling to fair value its 34% equity interest in MesoCoat held before the completion of the business combination with Abakan.

We expect net losses to continue until such time as anticipated commercialization efforts are fully realized over the next twelve months.

Revenues

For the period from inception until August 31, 2011, Abakan realized revenues of $349,984. Revenues for the three month period ended August 31, 2011 were $348,388 compared to $0 for the three month period ended August 31, 2010. Revenues in the current three month period can be wholly attributed to the operations of MesoCoat from commercial revenues of $6,177, contract and grant revenues of $298,114, and other income of $44,097.

We expect revenue growth over the next twelve months as new MesoCoat products are offered for sale in the commercial marketplace.

Gross Profit

For the period from inception until August 31, 2011, Abakan realized a gross profit of $46,652. Gross profit for the three month period ended August 31, 2011 was $45,056 compared to $0 for the three month period ended August 31, 2010. Gross product in the current three month period can be wholly attributed to the operations of MesoCoat. The calculation of gross profit in the current period offset revenue of $348,388 against cost of revenue of $303,332.

We expect gross profits to increase over the next twelve months in line with revenue growth from the anticipated commercialization of MesoCoat’s products.

Expenses

For the period from inception until August 31, 2011, Abakan incurred expenses of $5,544,910. Expenses for the three month period ended August 31, 2011 were $1,056,133 as compared to $519,953 for the three month period ended August 31, 2010, an increase of 103%. The increase in expenses over the comparative periods can be attributed to increases in general and administrative expenses         and stock option expenses. The notable increases over the comparative periods were realized in general and administrative expenses which increased to $106,239 from $29,458; professional fees that increased to $74,761 from $58,891, consulting costs that increased to $225,372 from $105,045; payroll and benefits expenses that increased to $137,607 from $24,557; depreciation and amortization expenses that increased to $82,059 from $1,378; and stock option expenses which increased to $338,517 from $169,024. The increases in general and administrative expenses can be attributed to the business combination of Abakan and MesoCoat which consolidated each entities general and administrative expenses in the current three month period while the increase in stock expense is attributable to additional Abakan stock option grants in the current period.

We expect that expenses will continue to increase over the next twelve months as Abakan follows its growth strategy that will cause it to incur additional costs.

Other Income (Expense)

For the period from inception until August 31, 2011, Abakan incurred interest expenses of $604,675. Interest expenses for the three month period ended August 31, 2011 were $159,115 as compared to $4,006 for the three month period ended August 31, 2010, an increase of 3,872%. The increase in interest expenses over the comparative periods can be attributed to increases in interest on loans to $35,580 from $4,006 due to costs related to certain convertible debt instruments and the amortization of discount on debt due to the beneficial conversion feature associated with detachable warrants.

We expect to continue incur interest expenses in future periods as the result of carrying convertible debt and the prospect that additional debt may be sought over the next twelve months.

Income Tax Expense (Benefit)

Abakan may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

Abakan believes that inflation has not had a material effect on operations for the period from June 27, 2006 (inception) to August 31, 2011.

Capital Expenditures

Abakan, through its majority interest in MesoCoat, has spent $1,964,735 dollars on property and equipment for the period from inception to August 31, 2011.

Liquidity and Capital Resources

Abakan has been in the development stage since inception.

As of August 31, 2011 Abakan had a working capital deficit of $483,707, current assets of $907,977 consisting of cash and cash equivalents of $770,682, accounts receivable of $126,618, a note receivable from a related party of $4,500, and prepaid expenses of $6,177. Abakan had total assets of $11,548,392 consisting of current assets, property, plant and equipment of $2,186,124, patents and licenses of $2,097,625, an assignment agreement of $250,000, an investment in Powdermet of $1,767,705, goodwill of $4,365,640, and finance fees of $3,315.

As of August 31, 2011 Abakan had current liabilities of $1,391,684, consisting of accounts payable of $515,860, accounts payable to related parties of $116,768, capital leases of $13,222, loans payable of $379,328, accrued interest of $121,407 and accrued liabilities of $245,099. Abakan had total liabilities of $5,345,615 consisting of current liabilities, loans payable of $3,927,633 and capital leases of $26,298.

Stockholders equity, including controlling and non-controlling interests was $6,202,777 as of August 31, 2011.

For the period from inception until August 31, 2011, cash flow used in operating activities was $1,974,374.  Cash flow used in operating activities for the three month period ended August 31, 2011, was $334,524 compared to cash flow used in operating activities of $285,983 for the three month period ending August 31, 2010. Cash flow provided by operating activities during the current period can be primarily attributed to net profits from development stage activities of $649,808, depreciation and amortization of $82,059, the amortization of a discount on debt of $123,535, an unrealized gain on Abakan’s investment in MesoCoat of $1,764,345, accounts receivable of $44,839, accounts payable of $45,447, accrued interest payable of $35,525 and accrued liabilities of $39,865.

We do not expect to realize cash flow provided by operating activities over the next twelve months as net losses are anticipated in the near term and an unrealized gain on investment is not anticipated going forward.

For the period from inception until August 31, 2011, cash flow used in investing activities was $8,925,768. Cash flow used in investing activities for the three month period ending August 31, 2011, was $3,511,882 compared to $917 for the three month period ending August 31, 2010. Cash flow used in investing activities during the current period can be primarily attributed to the business combination with MesoCoat which recognized $2,470,684 in net assets, the investment of $750,000 in MesoCoat against the purchase of an additional equity interest, and the realization of property, plant and equipment and a website valued $288,993 again in connection with the business combination with MesoCoat.

We expect to use additional cash flow in investing activities over the next twelve months in order to increase Abakan’s equity position in MesoCoat.

For the period from inception until August 31, 2011, cash flow provided by financing activities was $8,142,480. Cash flow provided by financing activities for the three month period ending August 31, 2011 was $1,088,744 as compared to $460,769 for the three month period ending August 31, 2010. Cash flow provided by financing activities in the current period is attributable to proceeds from the sale of common stock of $245,465 and proceeds from loans payable of $846,665.

We expect to continue to have cash flow provided by financing activities as Abakan intends to pursue new rounds of financing over the next twelve months as it seeks to fulfill its plan of operation.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Abakan will require debt or equity financing. We had no commitments or arrangements for such financing at August 31, 2011 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

Abakan does not expect to pay cash dividends in the foreseeable future.

Abakan has a defined stock option plan and contractual commitments with all of its officers and directors.

Abakan has plans for significant purchases of plant and equipment in connection with the operations of MesoCoat, which include the construction of a new manufacturing facility in Euclid, Ohio. We and Powdermet are committed to providing the capital requisite to fund the construction. MesoCoat is also in the process of securing a $1,000,000 loan from the Ohio Third Frontier program that could be drawn down at any time to assist in financing the project.

Abakan plans to increase the number of employees engaged by MesoCoat on completion of the new manufacturing facility.

Off Balance Sheet Arrangements

As of August 31, 2011, Abakan had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Abakan's auditors expressed an opinion as to its ability to continue as a going concern as a result of net losses of $5,203,116 and a working capital deficit of $510,868 as of May 31, 2011. Our ability to continue as a going concern is dependent on realizing a profit from operations and gains on investment or obtaining funding from outside sources. Management’s plan to address Abakan’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing a gain from its interests in MesoCoat and Powdermet; (iii) converting debt to equity and (iv) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow Abakan to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Results of Operations and Description of Business, with the exception of historical facts, are forward looking statements. We are ineligible to rely on the safe-harbor provision of the Private Litigation Reform Act of 1995 for forward looking statements made in this quarterly report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Critical Accounting Policies

The notes to the audited financial statements for Abakan for the years ended May 31, 2011 and 2010, included in Abakan's Form 10-K filed with the Commission, discusses those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally (GAAP) accepted in the United States of America.

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

Recent Accounting Pronouncements

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on our financial statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by Abakan’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Abakan’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Abakan’s management concluded, as of the end of the period covered by this report, that Abakan’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three month period ended August 31, 2011, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 1A.       RISK FACTORS

Abakan’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our business, financial condition, and/or results of operations as well as the future trading price and/or the value of our securities.

Abakan has a history of significant operating losses and such losses may continue in the future.

Abakan incurred net losses of $4,553,248 for the period from June 27, 2006 (inception) to August 31, 2011. Since we have been without significant revenue since inception and have only recently transitioned to producing limited revenue as a result of the business combination with MesoCoat, historical losses may continue into the future.

Abakan has a history of uncertainty about continuing as a going concern.

Abakan’s audits for the periods ended May 31, 2011 and 2010 expressed an opinion as to its ability to continue as a going concern as a result of net losses of $5,203,116 and a working capital deficit of $510,868 as of May 31, 2011. Unless Abakan is able to become profitable over successive future periods its ability to continue as a going concern will be in jeopardy.

Abakan’s success is dependent on its ability to assist MesoCoat and Powdermet to commercialize proprietary technologies to the point of generating sufficient revenues to sustain and expand operations.

Abakan’s near term future operation is dependent on its ability to assist MesoCoat and Powdermet in the commercial application of proprietary technologies to produce sufficient revenue to sustain and expand operations. The same successful efforts criteria will be required for any additional targets that are acquired by Abakan. The success of these endeavors will require that sufficient funding be available to assist in the development of its business interests. Currently, Abakan’s financial resources are limited, which limitation may slow the pace at which proprietary technologies can be commercialized and deter the prospect of additional acquisitions. Should we be unable to improve our financial condition through debt or equity offerings, our ability to successfully advance our business plan will be severely limited.

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

MesoCoat and Powdermet compete with larger and better financed corporations.

Competition within the industrial coatings industry and other high technology industries is intense. While each of MesoCoat and Powdermet’s products are distinguished by next-generation innovations that are more sophisticated and cost effective than many competitive products currently in the market place, a number of entities and new competitors may enter the market in the future. Some of MesoCoat’s and Powdermet’s existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations. Accordingly, MesoCoat’s and Powdermet’s products could become obsolete at any time. Competitors could develop products similar to or better than our own, finish development of new technologies in advance of either MesoCoat’s or Powdermet’s research and development, or be more successful at marketing new products, any of which factors may hurt our prospects for success.

Market acceptance of the products and processes produced by MesoCoat and Powdermet is critical to our growth.

We expect to generate revenue and realize a gain on our interest in Powdermet from the development and sale of products and processes produced by MesoCoat and Powdermet. Market acceptance of those products is therefore critical to our growth. If our customers do not accept or purchase those products or processes produced by MesoCoat and Powdermet, then our revenue, cash flow and operating results will be negatively impacted.

General economic conditions will affect our operations.

Changes in the general domestic and international climate may adversely affect the financial performance of Abakan, MesoCoat and Powdermet. Factors that may contribute to a change in the general economic climate include industrial disputes, interest rates, inflation, international currency fluctuations and political and social reform. Further, the delayed revival of the global economy is not conducive to rapid growth, particularly of technology companies with newly commercialized products.

MesoCoat and Powdermet rely upon patents and other intellectual property.

MesoCoat and Powdermet rely on a combination of patent applications, trade secrets, trademarks, copyrights and licenses, together with non-disclosure and confidentiality agreements, to establish and protect proprietary rights to technologies they develop. Should either of MesoCoat or Powdermet be unable to adequately protect their intellectual property rights or become subject to a claim of infringement, their businesses and that of Abakan may be materially adversely affected.

MesoCoat and Powdermet expect to prepare patent applications in accordance with their respective worldwide intellectual property strategies on acquiring new technologies. However, neither they nor Abakan can be certain that any patents will be issued with respect to future patents pending or future patent applications. Further, neither they nor Abakan know whether any future patents will be upheld as valid, proven enforceable against alleged infringers or be effective in preventing the development of competitive patents. Abakan believes that MesoCoat and Powdermet have each implemented a sophisticated internal intellectual property management system to promote effective identification and protection of their products and know-how in connection with the technologies they have developed and may develop in the future

We may not be able to effectively manage our growth.

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

Should the technologies which each of MesoCoat and Powdermet have under development not comply with applicable environmental laws then Abakan’s business and financial results could be seriously harmed. Furthermore, changes in legislation and governmental policy could also negatively impact us. Although we are currently unaware of any introduced or proposed bills, or policy, that might cause us to make specific changes to our operations, no assurance can be given that if new legislation is passed we will be able to make the changes to comport our technologies with future regulatory requirements.

Abakan and those subsidiaries in which it holds an interest may face liability claims on future products.

Although MesoCoat and Powdermet intend to implement exhaustive testing programs to identify potential material defects in technology they develop, any undetected defects could harm their reputation and that of Abakan, diminish their customer base, shrink revenues and expose themselves and us to product liability claims. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

Abakan’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

Abakan’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If Abakan remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If the Abakan’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

The elimination of monetary liability against Abakan’s directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by Abakan and may discourage lawsuits against our directors, officers and employees.

Abakan’s certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to us and our stockholders; further, Abakan is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. Abakan may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which Abakan may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against the Abakan’s directors and officers even though such actions, if successful, might otherwise benefit the us and our stockholders.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 7, 2011 Abakan’s board of directors authorized the issuance of a convertible debenture to Sonoro Invest SA for $200,000 in reliance upon the exemptions from registration provided by Section 4(2) and/or Regulation S of the Securities Act. The convertible debenture bears interest of 5% per annum and is convertible into conversion units at $1.00 per unit. A unit consists of one share of common stock and a one-half share purchase warrant to purchase shares of common stock for $1.50 per share with an expiration date of two years from the conversion date. The convertible debenture matures on June 7, 2013.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

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

Abakan complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the convertible debenture was offered and authorized was a non-U.S. offeree with an address in a foreign country.

On July 14, 2011 Abakan’s board of directors authorized the issuance of a convertible debenture to Joe T. Eberhard for $500,000 in reliance upon the exemptions from registration provided by Section 4(2) and/or Regulation S of the Securities Act. The convertible debenture bears interest of 5% per annum and is convertible into conversion units at $1.00 per unit. A unit consists of one share of common stock and a one-half share purchase warrant to purchase shares of common stock for $1.50 per share with an expiration date of two years from the conversion date. The convertible debenture matures on July 14, 2013.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

Abakan complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the convertible debenture was offered and authorized was a non-U.S. offeree with an address in a foreign country.

On July 15, 2011 Abakan’s board of directors authorized the issuance of 80,000 shares of its common stock and 80,000 half-share warrants, with each whole warrant convertible into an additional share at an exercise price of $1.50 until July 15, 2013, to the following entities and individuals for $1.00 each, or an aggregate of $80,000, in reliance upon the exemptions from registration provided by Section 4(2), Regulation D and Regulation S of the Securities Act:

Name	Consideration	Shares	Warrants	Exemption
Lynn Foster	$30,000	30,000	15,000	Reg D/Sec 4(2)
Phillip Xinos	$20,000	20,000	10,000	Reg. S/Sec 4(2)
Syndicate Consulting Inc	$30,000	30,000	15,000	Reg S/Sec. 4(2)

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances and grants were isolated private transactions by Abakan which did not involve a public offering; (2) the offerees have access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

Abakan complied with the requirements of Rule 506 of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) selling only to accredited offerees; (iii) having not violated antifraud prohibitions with the information provided to the offerees; (iv) being available to answer questions by the offerees; and (v) issuing restricted securities to the offerees.

Abakan complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the offerees to whom the common shares and warrants were offered and authorized were non-U.S. offerees with addresses in foreign countries.

On August 29, 2011 Abakan’s the board of directors authorized the issuance of a convertible debenture to Stratton SA for $146,665 in reliance upon the exemptions from registration provided by Section 4(2) and/or Regulation S of the Securities Act. The convertible debenture bears interest of 6% per annum and is convertible into conversion shares at $1.75 per conversion share at any time prior to maturity on August 28, 2014.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

Abakan complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the convertible debenture was offered and authorized was a non-U.S. offeree with an address in a foreign country.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

On October 24, 2011 Abakan’s board of directors accepted the resignation of Mark Sullivan as chief financial officer and principal accounting officer. Mr. Sullivan concurrently resigned as a director of MesoCoat.

On October 24, 2011 Abakan’s board of directors appointed Robert H. Miller as chief financial officer and principal accounting officer. Mr. Miller currently serves as Abakan’s chief executive officer and as a director.

From 2007 until the present Mr. Miller has been a director (and was an early investor) of Lifespan Biosciences Inc., a company commercializing proprietary antibodies, providing immune histochemistry services and developing localization databases. From 2002 to present, Mr. Miller has been a consultant to Prosper Financial, Inc., a management company that provides financial and corporate consulting services to start-up companies. Between 1998 and 2000 he was a director and financier of Zmax Corporation, a "y2k" company. From 1997 to 2002 Mr. Miller was the president of Stamford International whose principal subsidiary, Nanovation Technologies Inc., was a developer of nano-sized fiber-optic products and he served as director of Nanovation between 1998 and 2001. In 1992 Mr. Miller was the founder and president of Crystallex International Corporation and he served as this company’s chairman between 1992 and 1996. Between 1988 and 1992 he was the principal financier and consultant to Asiamerica Equities Inc., a NASDAQ listed merchant bank.

Mr. Miller has been an officer and director of Sonnen Corporation since 2009.

Mr. Miller has an existing employment agreement with Abakan.

Mr. Miller is not related to any members of Abakan’s board of directors.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 50 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Abakan Inc.	Date
/s/ Robert H. Miller By: Robert H. Miller Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	October 24, 2011

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

10.18*             Assignment Agreement dated March 25, 2011 with Polythermics LLC and MesoCoat, incorporated hereto by reference to the Form 10-Q/A filed with the Commission on September 27, 2011.

21*                  Subsidiaries of the Company, incorporated hereto by reference to the Form 10-K on September 13, 2011 filed with the Commission on March 25, 2011.

31                    Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto.

32                    Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto.

            *         Incorporated by reference to previous filings of Abakan.