Form 10-K/A
period 2011-05-31
ABAKAN, INC
filed 2011-11-14
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The Company’s Form 10-K filed on September 13, 2011 (the “Original Filing”) has been amended hereby in its entirety on Form 10-K/A (this “Amendment”) to: (i) add specification regarding the Company's combined interest in MesoCoat and regarding the Company's patents; (ii) clarify disclosure in the Management’s Discussion and Analysis section and in the Legal Proceedings section; and (iii) to rectify the disclosure’s audit report, financial statements, and the notes thereto.

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

The Company has to date acquired a 51% controlling interest in MesoCoat and a 41% non-controlling interest in Powdermet. Since Powdermet owns 49% of MesoCoat, the Company’s interest in Powdermet represents a 20% indirect interest in MesoCoat equal to a 71% combined interest in MesoCoat.

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

MesoCoat's patents include: one non-exclusively licensed patent which remains in place until February 21, 2016; six exclusively licensed patents from Powdermet, the earliest of which expires May 30, 2020 (see dates below); two exclusively licensed patents from Oak Ridge National Lab, which expire on March 15, 2019 and July 30, 2024; and three pending U.S. Patents and two pending global patents, all of which expire in 2030 or after.

Powdermet's patents include: six U.S. Patents, which have expiry dates of May 30, 2020, December 7, 2020, July 12, 2022, August 22, 2022, April 6, 2025 and June 23, 2026; and an exclusively licensed patent from Ultramet Inc., which expires on February 21, 2016. Powdermet also has trademarks and licenses which it will use to protect its assets as necessary.

Patents in general remain in place 20 years from application and 17 years from issuance.

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
• DJ Multicoat (Thermal Sprayer)
• Grit Blast
• Air Compressor
• Material Handling Base • Material Handling Per Cube
• Ducting
• Met Lab
• Inspection Area
• Computer Phone
• Stripping Tank
• Small Grinder
• Large Grinder
• Misc Electric
• Misc Plumbing

ITEM 3.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Powdermet against Dean M. Baker and Advanced Powder Solutions (APS), Inc. et al (“Baker”) in July of 2006 in the Superior Court of the State of California, County of Los Angeles. The claims alleged violation of the Uniform Trade Secrets Act, misappropriation of trade secrets, breach of contract, conversion and intentional interference with prospective business advantage. The claim sought damages of $10,000,000 and punitive damages of $20,000,000 plus the legal fees incurred in prosecuting the suit. The suit was taken to jury trial on March 17, 2011 and on May 12, 2011 a jury verdict was rendered in favor of Baker. Under California law the decision resulted in the award of $18,141 in court costs to Baker. Powdermet is now evaluating the prospect of further legal action related to this case.

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

Operating Expenses

For the period from inception until May 31, 2011, the Company incurred operating expenses of $4,487,181. Operating expenses for the year ended May 31, 2011 were $2,679,969 as compared to $1,405,484 for the year ended May 31, 2010, an increase of 91%. The increase in operating expenses over the comparative periods can be attributed to increases in general and administrative expenses including professional fees of $232,504 and $120,392 due to added accounting costs and legal expenses incurred in connection with acquiring our interests in MesoCoat and Powdermet, consulting expenses of $927,776 and $678,798 due to the addition of 12 new consultants engaged to expand the operations and marketability of the Company over the prior period, and payroll and benefits expenses of $190,608 and $66,261 due to the engagement of 2 new employees and hiring incentives, all for the years ended May 31, 2011 and 2010, respectively), stock expense on a note conversion of $195,290 and $142,370, and stock option expenses of $964,439 and $313,313 due to new stock option grants to new and existing personnel associated with the Company, for the years ended May 31, 2011 and 2010, respectively.

We expect operating expenses will continue to increase though the reasons for such increases may change as the Company intends to continue to expand operations which expansion will cause it to incur additional costs.

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

Critical Accounting Policies

The notes to the audited financial statements for the Company for the years ended May 31, 2011 and 2010, included in this Form 10-K/A filed, discusses those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally (GAAP) accepted in the United States of America.

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

Notes to the Audited Financial Statements                                                                                   F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Abakan, Inc. (a development stage company)

We have audited the accompanying balance sheet of Abakan, Inc. (the “Company”) as of May 31, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and since inception on June 27, 2006 through May 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements for the period June 27, 2006 (Inception) through May 31, 2010.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the statements of operations, stockholders’ equity (deficit), and cash flows for the period June 27, 2006 (Inception) through May 31, 2011, insofar as it relates to the amounts for prior periods through May 31, 2010, is based solely on the report of the other auditors.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception in the amount of $5,203,116 which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ABAKAN INC.

(Formerly Waste To Energy Group Inc)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

			Cumulative
			amounts from
			development
			stage activities
	For the years ended		June 27, 2006
	May 31,		(Inception) to
	2011	2010	May 31, 2011

Revenues	$ -	$ -	$ 1,596

Expenses
General and administrative
General and administrative	163,562	74,529	269,966
Professional fees	172,504	85,392	323,058
Professional fees - related parties	60,000	35,000	105,000
Consulting	533,876	166,798	775,846
Consulting - related parties	393,900	512,000	933,400
Payroll and benefits expense	190,608	66,261	256,869
Depreciation and amortization	5,790	9,821	29,226
Impairment of asset	-	-	180,000
Stock expense on note conversion	195,290	142,370	337,660
Stock options expense	964,439	313,313	1,277,752

Loss from operations	(2,679,969)	(1,405,484)	(4,487,181)

Other (expense) income
Interest expense:
Interest - loans	(36,000)	(8,893)	(52,628)
Interest - related parties	(811)	(2,038)	(5,442)
Liquidated damages	(250,000)	-	(250,000)
Amortization of discount on debt	(137,490)	-	(137,490)

Total interest expense	(424,301)	(10,931)	(445,560)

Interest income	2,125	1,382	4,129
Loss on debt settlement	(5,257)	-	(5,257)
Gain on debt settlement	200,709	-	200,709
Equity in Powdermet income	71,656	-	71,656
Equity in MesoCoat loss	(349,947)	(191,665)	(541,612)

Loss before provision for income taxes	(3,184,984)	(1,606,698)	(5,203,116)

Provision for income taxes	-	-	-

Net loss	$ (3,184,984)	$ (1,606,698)	$ (5,203,116)

Net loss per share - basic and diluted	$ (0.06)	$ (0.03)
Weighted average number of common shares outstanding - basic and diluted	57,058,470	52,393,630

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

Note 11 – Related Party Transactions– continued

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

Note 11 – Related Party Transactions– continued

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

Note 11 – Related Party Transactions– continued

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

Note 12 – Commitments and Contingencies - continued

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

Note 13 – Stock Based Compensation - continued

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

Note 13 – Stock Based Compensation - continued

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

Note 13 – Stock Based Compensation - continued

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

Note 14 – Income Taxes

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

Note 14 – Income Taxes - continued

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

Note 15 – Subsequent Events

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

The Company identified the following material weakness:

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there is, at present, only one independent director who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since inception due to the interested nature of those individuals who comprise our board of directors. While this control deficiency did not result in any audit adjustments to our 2011 or 2010 interim or annual financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under Item 8. Financial Statements and Supplementary Data, pages   F-1 through F-40, and are included as part of this Form 10-K/A:

Financial Statements of the Company for the years ended May 31, 2011 and 2010:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 57 of this Form 10-K/A, and are incorporated herein by this reference.

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

Abakan Inc.	Date
/s/ Robert H. Miller By: Robert H. Miller Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	November 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Robert H. Miller Robert H. Miller Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	November 14, 2011
/s/ Hermann Buschor Hermann Buschor Director	November 14, 2011
/s/ James S. B. Chew James S.B. Chew Director	November 14, 2011
/s/ Andrew J. Sherman Andrew J. Sherman Director	November 14, 2011
/s/ Theodore Sarniak Theodore Sarniak III Director	November 14, 2011

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