Form 10-Q/A
period 2011-08-31
ABAKAN, INC
filed 2011-11-14
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The Company’s Form 10-Q filed on October 24, 2011 (the “Original Filing”) has been amended hereby in its entirety on Form 10-Q/A (this “Amendment”) to clarify disclosure in the Management’s Discussion and Analysis section and to furnish Exhibit 101 – Interactive Data File (“XBRL Exhibit”) in accordance with Rule 405 of Regulation S-T.

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

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2011, thereto contained in Abakan’s ’s Form 10-K/A.

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

Expenses

For the period from inception until August 31, 2011, Abakan incurred expenses of $5,544,910. Expenses for the three month period ended August 31, 2011 were $1,056,133 as compared to $519,953 for the three month period ended August 31, 2010, an increase of 103%. The increase in expenses over the comparative periods can be attributed to increases in general and administrative to $106,239 from $29,458 including professional fees that increased to $74,761 from $58,891 due to added accounting costs and legal expenses incurred in connection with acquiring our interests in MesoCoat and Powdermet, consulting costs that increased to $225,372 from $105,045 due to the addition of three new consultants engaged to expand the operations and marketability of the Company over the prior period, payroll and benefits expenses that increased to $137,607 from $24,557 due to the engagement of two new employees and hiring incentives; depreciation and amortization expenses that increased to $82,059 from $1,378 due to our interest in MesoCoat; and stock option expenses which increased to $338,517 from $169,024 due to new stock option grants to new personnel.

We expect that expenses will continue to increase over the next twelve months as Abakan follows a growth strategy that will cause it to incur additional costs.

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

Additionally, MesoCoat expects to continue to use cash flow in investing activities in connection with financing the construction of a new 11,000 sq. ft. manufacturing plant in Euclid, Ohio in addition to the purchase of machinery and equipment that will be needed to put the plant into operation. We estimate that $6.8 million will be required to fund the construction and equipment required of which $562,737 had been allocated to construction in progress including $125,804 in accruals as of February 28, 2011.  MesoCoat will require approximately an additional $6.24 million to complete the project which funding is yet to be committed to the facility. Should MesoCoat be unable to secure sufficient funds to complete the project in Euclid, Ohio on a timely basis, the commercialization timetable for certain of its products and certain contracts that it expects to be fulfilled at the new plant will be delayed until such time as sufficient funds are obtained and the project completed. Smaller contracts and grant work being carried out at MesoCoat’s existing facilities and at third party locations will not be impacted by the delay though its operating results will be negatively affected on a prospective basis by a delay or abandonment of the project.”

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

Abakan has plans for significant purchases of plant and equipment in connection with the operations of MesoCoat, which include the construction of a new manufacturing facility in Euclid, Ohio. We and Powdermet, as shareholders of MesoCoat, are committed to sourcing the capital requisite to fund the construction and purchase of equipment to the extent that MesoCoat is not able to do so through the normal course of business. Should the Company be called upon to assist MesoCoat to source the capital requisite to fund the construction and purchase of equipment for the Euclid, Ohio manufacturing facility it would rely on its own ability to realize financing through debt or equity offerings in addition to coordinating efforts with Powdermet to secure access to prospective third party lending institutions or prospective joint venture partners. Should MesoCoat be unsuccessful in procuring the capital requisite to fund the construction of the Euclid manufacturing facility and the related purchase of equipment on a timely basis or at all, The Company’s operating results will be negatively affected on a prospective basis by any potential delay or abandonment of the project.

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

Critical Accounting Policies

The notes to the audited financial statements for Abakan for the years ended May 31, 2011 and 2010, included in Abakan's Form 10-K/A filed with the Commission, discusses those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally (GAAP) accepted in the United States of America.

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

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 52 of this Form 10-Q/A, and are incorporated herein by this reference.

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

101. INS          XBRL Instance Document†

101. PRE         XBRL Taxonomy Extension Presentation Linkbase†

101. LAB        XBRL Taxonomy Extension Label Linkbase†

101. DEF         XBRL Taxonomy Extension Label Linkbase†

101. CAL        XBRL Taxonomy Extension Label Linkbase†

101. SCH        XBRL Taxonomy Extension Schema†

*    Incorporated by reference to previous filings of Abakan.

†        Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.