Form 10-K/A
period 2011-05-31
ABAKAN, INC
filed 2011-12-27
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-2 or any amendment to this Form 10-K/A-2. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

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

EXPLANATORY NOTE

The Company’s Form 10-K filed on September 13, 2011 (the “Original Filing”) was amended in its entirety by the Company's Form 10-K/A filed on November 14, 2011 (the "First Amendment"). The First Amendment has been amended hereby in its entirety on Form 10-K/A-2 (this “Second Amendment”) to revise the disclosure’s audit report and include certain material agreements.

Unless indicated otherwise, the disclosures in this Second Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Second Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission (“Commission”) subsequent to the Original Filing, including any amendments to those filings.

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

Grants to MesoCoat from the Federal Government, Departments of Energy and Commerce totaled $1,765,924 and $519,098 for the years ended May 31, 2011 and 2010, respectively. Grants to MesoCoat from State Governments were $82,852 and $77,901 for the years ended May 31, 2011 and 2010, respectively. MesoCoat revenues from end users of $486,164 and $10,957 were realized for the years ended May 31, 2011 and 2010, respectively.

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

Critical Accounting Policies

The notes to the audited financial statements for the Company for the years ended May 31, 2011 and 2010, included in this Form 10-K/A-2 filed, discusses those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally (GAAP) accepted in the United States of America.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abakan, Inc. at May 31, 2011 and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Skoda Minotti

Skoda Minotti

Mayfield Village, Ohio

September 12, 2011

Cleveland / 6685 Beta Drive, Mayfield Village, Ohio 44143 / ph 440 449 6800 / fx 440 646 1615

Akron / 3875 Embassy Parkway, Suite 200, Fairlawn, Ohio 44333 / ph 330 668 1100 / fx 440 646 1615

Skoda Minotti / Certified Public Accountants / www.skodaminotti.com

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Commission, and forward copies of such filings to us. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are not aware of any persons who, during the annual period ended May 31, 201 1, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under Item 8. Financial Statements and Supplementary Data, pages   F-1 through F-40, and are included as part of this Form 10-K/A-2:

Financial Statements of the Company for the years ended May 31, 2011 and 2010:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 57 of this Form 10-K/A-2, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A-2 because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abakan Inc.	Date
/s/ Robert H. Miller By: Robert H. Miller Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	December 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Robert H. Miller Robert H. Miller Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	December 27, 2011
/s/ Herman Buschor Hermann Buschor Director	December 27, 2011
/s/ James S. B. Chew James S.B. Chew Director	December 27, 2011
/s/ Andrew J. Sherman Andrew J. Sherman Director	December 27, 2011
/s/ Theodore Sarniak III Theodore Sarniak III Director	December 27, 2011

INDEX TO EXHIBITS

Exhibit No.        Exhibit Description

3.1*                    Certificate of Incorporation of the Company and Certificate of Amendment, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

3.2*                    Bylaws of the Company, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

10.1*                  Lease Agreement between Powdermet and Sherman Properties, LLC dated March 7, 2007, incorporated hereto by reference to the Form 10-K/A filed with the Commission on November 14, 2011.

10.2                    License agreement between MesoCoat and Powdermet dated July 22, 2008, attached.

10.3                    Exclusive license between MesoCoat and UT-Battelle, LLC, dated September 22, 2009, attached.

10.4*                  Articles of Merger dated November 9, 2009, incorporated hereto by reference to the Form 8-K filed with the Commission on December 9, 2009.

10.5*                  Agreement and Plan of Merger dated November 9, 2009, incorporated hereto by reference to the Form 8-K filed with the Commission on December 9, 2009.

10.6*                  Consulting agreement dated December 1, 2009, between the Company and Mr. Greenbaum, incorporated hereto by reference to the Form 8-K filed with the Commission on May 28, 2010.

10.7*                  Employment agreement dated December 1, 2009, between MesoCoat and Andrew Sherman, incorporated hereto by reference to the Form 10-K/A filed with the Commission on November 14, 2011.

10.8*                  Consulting agreement date December 1, 2009 between the Company and Prosper Financial Inc., incorporated by reference hereto to the Form 10-K/A filed with the Commission on November 14, 2011.

10.9*                  Consulting agreement dated December 8, 2009 between the Company and Robert Miller, incorporated by reference hereto to the Form 10-K/A filed with the Commission on November 14, 2011.

10.10*                Investment Agreement dated December 9, 2009, between the Company, MesoCoat and Powdermet, incorporated hereto by reference to the Form 8-K filed with the Commission on December 17, 2009.

10.11*                Agreement date March 17, 2010 between the Company and Sonnen Corporation, incorporated by reference hereto to the Form 10-K/A filed with the Commission on November 14, 2011.

10.12*                Agreement dated April 30, 2010 between the Company and Mr. Buschor, incorporated hereto by reference to the Form 8-K filed with the Commission on May 11, 2010.

10.13*                Commercial lease agreement date June 1, 2010, between Powdermet and MesoCoat, incorporated by reference hereto to the Form 10-K/A filed with the Commission on November 14, 2011.

10.14*                Stock Purchase Agreement dated June 29, 2010 between the Company and Kennametal, incorporated hereto by reference to the Form 8-K filed with the Commission on September 15, 2010.

10.15*                Employment agreement dated August 20, 2010, between the Company and Mr. Takkas, incorporated hereto by reference to the Form 8-K filed with the Commission on August 26, 2010.

10.16*                Amendment No. 1 to Stock Purchase Agreement between the Company and Kennametal dated September 7, 2010, incorporated hereto by reference to the Form 8-K filed with the Commission on September 15, 2010.

10.17*                Amendment to the Investment Agreement dated December 8, 2010, between the Company, MesoCoat and Powdermet, incorporated hereto by reference to the Form 10-Q filed with the Commission on January 19, 2011.

10.18*                Amendment No. 2 to Stock Purchase Agreement between the Company and Kennametal dated January 19, 2011, incorporated hereto by reference to the Form 8-K filed with the Commission on July 13, 2011.

10.19*                Accord and Satisfaction Agreement dated March 21, 2011 between the Company and Kennametal, Inc., incorporated hereto by reference to the Form 8-K filed with the Commission on March 25, 2011.

10.20*                Employment Agreement dated May 11, 2011 between the Company and Mark Sullivan, attached.

10.21*                Assignment Agreement dated August 25, 2011 with Polythermics LLC and MesoCoat, incorporated hereto by reference to the Form 10-Q filed with the Commission on April 19, 2011.

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