Form 10-Q
period 2011-11-30
ABAKAN, INC
filed 2012-01-23
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2011.

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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at January 23, 2012, was 59,377,425.

TABLE OF CONTENTS PART 1- FINANCIAL INFORMATION
Item1.	Financial Statements:	4
	Condensed Consolidated Balance Sheets for the period ended November 30, 2011(unaudited) and May 31, 2011	5
	Unaudited Condensed Consolidated Statements of Operations for the Three and six months ended November 30, 2011 and 2010, and cumulative amounts from development stage activities (June 27, 2600 (Inception) through November 30, 2011)	6
	Unaudited Consolidated Condensed Statements of Cash Flows for the Six months ended November 30, 2011 and 2010, and cumulative amounts from development stage activities (June 27, 2006 (inception) through November 30, 2011)	7
	Condensed Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42
	PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	49
Item 4.	(Removed and Reserved)	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
	Signatures	51
	Index to Exhibits	52

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

ABAKAN, INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS
	November 30,	May 31,
	2011	2011
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$433,294	$-
Accounts receivable	95,944	-
Note receivable - related parties	4,500	4,500
Prepaid expenses	42,177	16,200
Prepaid expenses - related parties	-	1,485
Total current assets	575,915	22,185
Noncurrent assets
Property, plant and equipment, net (Note 4)	2,549,989	4,630
Patents and licenses, net (Note 5)	2,050,185	-
Assignment agreement - MesoCoat	250,000	250,000
Investment deposit on MesoCoat investment	-	2,050,000
Investment - MesoCoat (Note 6)	-	858,418
Investment - Powdermet (Note 6)	1,742,930	1,721,656
Goodwill	4,335,646	-
Finance fees, net	2,877	-
Total Assets	$11,507,542	$4,906,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 742,215	$ 202,017
Accounts payable - related parties	235,949	79,214
Capital leases - current portion	13,730	-
Loans payable (Note 8)	489,711	70,600
Accrued interest - loans payable (Note 8)	163,549	41,532
Loan payable- related parties (Note 11)	9,000	-
Accrued interest - related parties (Note 11)	133	-
Accrued liabilities	302,156	139,689
Total current liabilities	1,956,443	533,052
Noncurrent liabilities
Loans payable, net of discounts of $955,076 (Note 8)	4,071,204	1,400,914
Capital leases - noncurrent portion	56,143	-
Total liabilities	6,083,790	1,933,966
Commitments and contingencies (Note 13)
Stockholders' equity (Note 9)
Preferred stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 2,500,000,000 shares
authorized, 59,377,425 issued and outstanding - November 30, 2011,
59,247,425 issued and outstanding - May 31, 2011	5,937	5,924
Paid-in capital	9,784,246	8,330,530
Subscription receivable	-	(165,465)
Contributed capital	5,050	5,050
Accumulated deficit during the development stage	(5,715,637)	(5,203,116)
	4,079,596	2,972,923
Non-controlling interest	1,344,156	-
Total stockholders' equity	5,423,752	2,972,923
Total liabilities and stockholders' equity	$11,507,542	$4,906,889

See accompanying notes to consolidated financial statements.

ABAKAN, INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
					Cumulative
					amounts from
					development stage
					activities
	For the three months ended		For the six months ended		June 27, 2006
	November 30,		November 30,		(Inception) to
	2011	2010	2011	2010	November 30, 2011
Revenues
Commercial	$25,338	$-	$31,515	$-	$31,515
Contract and grants	391,654	-	689,768	-	689,768
Other income	131,885	-	175,982	-	177,578
	548,877	-	897,265	-	898,861
Cost of Revenues	220,947	-	391,031	-	391,031
Gross profit	327,930	-	506,234	-	507,830
Expenses
General and administrative
General and administrative	111,098	69,296	217,303	98,754	487,269
Professional fees	81,782	33,513	156,543	92,404	479,601
Professional fees - related parties	15,000	15,000	30,000	30,000	135,000
Consulting	159,417	195,358	384,789	300,403	1,160,635
Consulting - related parties	76,500	102,000	153,077	218,600	1,086,477
Payroll and benefits expense	215,442	19,464	353,049	44,021	609,918
Depreciation and amortization	84,171	1,386	166,230	2,764	195,456
Research and development	139,964	-	273,212	-	273,212
Impairment of asset	-	-	-	-	180,000
Stock expense on note conversion	-	37,333	-	37,333	337,660
Stock options expense	453,339	229,704	791,856	398,728	2,069,608
Total expenses	1,336,713	703,053	2,526,059	1,223,006	7,014,836
Loss from operations	(1,008,783)	(703,053)	(2,019,825)	(1,223,006)	(6,507,006)
Other (expense) income
Interest expense:
Interest - loans	(42,960)	(8,011)	(78,540)	(12,017)	(131,168)
Interest - related parties	(133)	-	(133)	-	(5,575)
Liquidated damages	-	(100,000)	-	(100,000)	(250,000)
Amortization of discount on debt	(155,787)	-	(279,322)	-	(416,812)
Total interest expense	(198,880)	(108,011)	(357,995)	(112,017)	(803,555)
Interest income	74	1,264	221	2,125	4,350
Loss on debt settlement	-	-	-	-	(5,257)
Gain on debt settlement	-	-	-	-	200,709
Unrealized gain on MesoCoat acquisition	-	-	1,764,345	-	1,764,345
Equity in Powdermet income/ (loss)	(24,775)	-	21,274	-	92,930
Equity in MesoCoat loss	-	(180,016)	(44,408)	(302,031)	(586,020)
Total Other (expense) income	(223,581)	(286,763)	1,383,437	(411,923)	667,502
Net profit/ (loss) before non-controlling interest	(1,232,364)	(989,816)	(636,388)	(1,634,929)	(5,839,504)
Non-controlling interest in MesoCoat Loss	69,975	-	123,867	-	123,867
Net profit/ (loss) attributable to Abakan Inc.	(1,162,389)	(989,816)	(512,521)	(1,634,929)	(5,715,637)
Provision for income taxes	-	-	-	-	-
Net profit/ (loss)	$(1,162,389)	$(989,816)	$(512,521)	$(1,634,929)	$(5,715,637)
Net profit/ (loss) per share - basic	$(0.02)	$(0.02)	$(0.01)	$(0.03)
Net profit/ (loss) per share - diluted	$(0.02)	$(0.02)	$(0.01)	$(0.03)
Weighted average number of common
shares outstanding - basic	59,377,425	56,371,044	59,353,818	55,793,590
Weighted average number of common
shares outstanding - diluted	59,377,425	56,371,044	59,353,818	55,793,590

See accompanying notes to consolidated financial statements.

ABAKAN, INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative
			amounts from
			development stage
			activities
	For the six months ended		June 27, 2006
	November 30,		(Inception) to
	2011	2010	November 30, 2011
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net profit/ (loss) before non-controlling interest	$ (636,388)	$ (1,634,929)	$ (5,839,504)
Adjustments to reconcile net profit/ (loss) to net
cash provided by (used in) development stage activities:
Depreciation and amortization	166,230	2,764	195,456
Amortization of discount on debt	279,322	-	416,812
Amortization of deferred financing fees	730	-	730
Stock options expense	791,856	398,728	2,069,608
Stock expense from note conversion	-	37,333	337,660
Stock issued for services	76,000	60,600	597,401
Equity in investee loss	44,408	302,031	514,365
Equity in investee profit	(21,274)	-	(21,274)
Unrealized gain on MesoCoat acquisition	(1,764,345)	-	(1,764,345)
Changes in operating assets and liabilities:
Accounts receivable	75,513	-	75,513
Notes receivable - related parties	-	4,000	(4,500)
Prepaid expenses	(25,977)	3,371	(56,330)
Prepaid expenses - related parties	1,485	-	14,152
Accounts payable	272,146	168,552	612,632
Accounts payable - related parties	156,735	83,229	318,680
Accrued interest - related parties	-	-	2,664
Accrued interest - loans payable	77,801	11,053	132,244
Accrued liabilities	96,922	-	169,350
Waste to Energy Group Inc.	-	-	180,000
Total adjustments	227,552	1,071,660	3,790,818
NET CASH PROVIDED BY/ (USED IN) DEVELOPMENT STAGE ACTIVITIES	(408,836)	(563,269)	(2,048,686)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, equipment and website	(626,105)	(1,018)	(659,961)
MesoCoat - minority interest, net of cash assumed in business combination	307,650	(1,100,000)	(3,142,380)
Powdermet - minority interest	-	(500,000)	(1,650,000)
Capitalized patents and licenses	(27,148)	-	(127,148)
Waste to Energy Group Inc.	-	-	(180,000)
NET CASH USED IN INVESTING ACTIVITIES	(345,603)	(1,601,018)	(5,759,489)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	245,465	1,673,000	4,421,606
Proceeds from loans payable	944,833	460,769	3,716,635
Proceeds from loans payable - related parties	9,000	-	88,680
Payments on loans payable - related parties	-	-	21,063
Repayments of capital leases	(11,565)	-	(11,565)
Proceeds from capital contributed	-	-	5,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,187,733	2,133,769	8,241,469
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	433,294	(30,518)	433,294
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	40,564	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 433,294	$ 10,046	$ 433,294

See accompanying notes to consolidated financial statements.

ABAKAN, INC.
(Formerly known as Waste to Energy Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
			Cumulative
			amounts from
			development stage
			activities
	For the six months ended		June 27, 2006
	November 30,		(Inception) to
Continued	2011	2010	November 30, 2011
Supplemental Disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$964	$964

Supplemental Non-cash Disclosures:
Notes and accounts payable converted to stock
Accounts payable - related parties	$-	$-	$(205,971)
Loans payable	-	(400,000)	(650,169)
Accrued interest	-	-	(4,331)
Notes payable - related parties	-	-	(99,515)
Accrued interest - related parties	-	-	(9,724)
Common stock	-	400,000	974,460
Subscription payable	-	-	(3,000)
Subscription receivable	-	-	(1,750)
	$-	$-	$-
Stock issued for assignment agreement - MesoCoat
Assignment agreement - MesoCoat	$-	$-	$(150,000)
Common stock	-	-	150,000
	$-	$-	$-
Capital lease equipment acquired
Property, plant and equipment	$38,532	-	$38,532
Capital lease payable	(38,532)	-	(28,532)
	-	-	-
Non-cash write off of balances
Accounts payable - related parties	$-	$-	$52,030
Loans payable	-	-	(156)
Accrued interest	-	-	(553)
Notes payable - related parties	-	-	(52,260)
Accrued interest - related parties	-	-	(811)
Subscription receivable	-	-	1,750
	$-	$-	$-
Beneficial conversion valuation
Additional paid-in capital	$505,873	$-	$1,241,449
Discount on convertible debts	(505,873)	-	(1,241,449)
	$-	$-	$-
Controlling interest purchase - MesoCoat
Accounts receivable	$171,457	$-	$171,457
Property and equipment, net	1,899,598	-	1,899,598
Patents and licenses, net	2,170,391	-	2,170,391
Deferred financing fees	3,607	-	3,607
Total assets	4,245,053	-	4,245,053
Accounts payable	(268,398)	-	(268,398)
Capital leases	(42,906)	-	(42,906)
Loans Payable and accrued interest	(2,415,469)	-	(2,415,469)
Other accrued liabilities	(65,545)	-	(65,545)
Total liabilities	(2,792,318)	-	(2,792,318)
Net assets	1,452,735	-	1,452,735
Non-controlling interest equity	(1,468,023)	-	(1,468,023)
Goodwill	4,335,646	-	4,335,646
Investment in MesoCoat	(1,849,665)	-	(1,849,665)
MesoCoat net assets received	$2,470,694	$-	$2,470,694

See accompanying notes to consolidated financial statements.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

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

For the six months ended November 30, 2011 and 2010

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The accompanying November 30, 2011 financial statements include Abakan’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Abakan’s financial position as of November 30, 2011, and the results of its operations and cash flows for the three and six months ended November 30,  2011, have been made.  Operating results for the six months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ended May 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2011, thereto contained in Abakan’s Form 10-K/A-2.

Reclassifications

Certain amounts in the six months ended November 30, 2010 financial statements have been reclassified to conform to the current six months ended November 30, 2011 presentation.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Non-Controlling Interest

Non-controlling interest represents the minority members’ proportionate share of the equity of MesoCoat, Inc.  Abakan’s controlling interest in MesoCoat requires that its operations be included in the unaudited condensed consolidated financial statements.  The equity interest of MesoCoat that is not owned by Abakan is shown as non-controlling interest in the unaudited condensed consolidated financial statements.

Development Stage Enterprise

At November 30, 2011, Abakan’s business operations had not fully developed and it remains highly dependent upon funding and therefore is considered a development stage enterprise.

Accounts receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. Abakan provides an allowance for doubtful accounts based on management's periodic review of accounts, including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of November 30, 2011 management has determined that no allowance for doubtful accounts is required.

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

For the six months ended November 30, 2011 and 2010

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

Goodwill

In accordance with GAAP, goodwill in the amount of $4,355,646 related to the acquisition of MesoCoat will be evaluated for impairment on an annual basis starting fiscal year ending May 31, 2013.

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

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $273,212 and none for the six months ended November 30, 2011 and 2010, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses are included in general and administrative expense in the accompanying statement of operations. Total advertising expenses were $496 and $37,450 for the six months ended November 30, 2011 and 2010, respectively.

Shipping and Handling Costs

Abakan’s shipping and handling costs are included in cost of sales for all periods presented.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Abakan will continue as a going concern.  Abakan has net losses for the period of June 27, 2006 (inception) to the period ended November 30, 2011, of $5,715,637, and a working capital deficit of $1,380,528.  These conditions raise substantial doubt about Abakan’s ability to continue as a going concern. Abakan’s continuation as a going concern is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock, debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	November 30, 2011	May 31, 2011
Machinery and equipment	$ 330,454	$ -
Construction in progress- assets	2,226,531	-
Computer equipment and office furniture	35,108	12,856
Leasehold Improvements	46,927	-
	2,639,020	12,856
Less accumulated depreciation and amortization	(89,031)	(8,266)
	2,549,989	4,630

Depreciation and amortization expense was $18,878 and $2,764 for the six months ended November 30, 2011 and 2010, respectively. On July 13, 2011 we completed our second purchase of ownership in MesoCoat, Inc, as more fully discussed in Note 7. Due to the consolidation of MesoCoat’s accounting with ours we gained $1,961,526 of property and equipment, and accumulated depreciation of $61,928.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 5 - PATENTS AND LICENSES

Patents and licenses consist of the following:

y November 30, 2011

Patents	$174,713
Licenses	2,086,484
2,261,197
Less accumulated amortization	(211.012)
$2,050,185

Amortization expense was $147,354 for the six months ended November 30, 2011. In the six months ended November 30, 2011, we have capitalized an additional $27,148 on patents and licenses, and have begun amortizing those according to our policy.

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

For the six months ended November 30, 2011 and 2010

NOTE 6 - INVESTMENT IN NON-CONTROLLING INTEREST - continued

Below is a table with summary financial results of operations and financial position of MesoCoat:

MesoCoat, Inc.
Unaudited
	For the period June 1 - July 12, 2011	For the six months ended November 30, 2010

Equity Percentage	34%	34%
Condensed income statement information:
Total revenues	$ 245,389	$ 613,309
Total cost of revenues	229,641	939,063
Gross margin	15,748	(325,753)
Total expenses	146,359	562,572
Net loss	$ (130,611)	$ (888,325)
Abakan's equity in net loss	$ (44,408)	$ (302,031)

	For the period June 1 - July 12, 2011	For the year ended May 31, 2011
Condensed balance sheet information:
Total current assets	$ 1,199,061	$ 980,635
Total non-current assets	4,073,596	4,019,646
Total assets	$ 5,272,657	$ 5,000,281
Total current liabilities	$ 691,771	$ 1,005,334
Total non-current liabilities	2,100,547	2,104,092
Total equity	2,480,339	1,890,855
Total liabilities and equity	$ 5,272,657	$ 5,000,281

Powdermet, Inc.

We have analyzed our investment in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323), and concluded that when the stock purchase agreement was completed our 41% minority interest investment gave us significant influence over Powdermet’s business actions, board of directors, and its management, and therefore we account for our investment using the Equity Method. The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

March 21, 2011, initial investment	$ 1,650,000
Equity in profit for period of March 21 through May 31, 2011	71,656
Investment balance, May 31, 2011	$ 1,721,656
Equity in profit for period ended November 30, 2011	21, 274
Investment balance, November 30, 2011	$ 1,742,930

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 6 - INVESTMENT IN NON-CONTROLLING INTEREST - continued

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet, Inc.
	Unaudited

	For the six months ended November 30, 2011	For the year ended May 31, 2011

Equity Percentage	41%	41%
Condensed income statement information:
Total revenues	$ 983,055
Total cost of revenues	417,300
Gross margin	565,755
Total expenses	513,866
Net profit	$ 51,890
Abakan's equity in net profit	$ 21,274
Condensed balance sheet information:
Total current assets	$ 545,232	$ 438,869
Total non-current assets	771,361	857,866
Total assets	$ 1,316,593	$ 1,296,735
Total current liabilities	$ 256,998	$ 648,351
Total non-current liabilities	1,104,920	745,599
Total equity	(45,326)	(97,215)
Total liabilities and equity	$ 1,316,593	$ 1,296,735

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

For the six months ended November 30, 2011 and 2010

NOTE 7 - MATERIAL BUSINESS COMBINATION - continued

The following table summarizes the consideration paid for MesoCoat and the amounts of the estimated fair values of the identifiable assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the non-controlling interest in MesoCoat at July 13, 2011:

Consideration:
Cash paid for 17% equity	$ 2,800,000
Fair value of Abakan’s 34% equity interest in MesoCoat held before business combination	2,578,355
$ 5,378,355

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$ 1,229,454
Other asset	3,607
Property, plant, and equipment	1,899,598
Identifiable intangible assets	2,170,391
Financial liabilities	(2,792,318)
Liability arising from a contingency	(0)
Total identifiable net assets	2,510,732
Non-controlling interest in MesocCoat	(1,468,023)
Goodwill	4,335,646
$ 5,378,355

The fair value of the financial assets acquired includes cash and cash equivalents and accounts receivables with an aggregate fair value of $1,229,454.

The fair value of the acquired property, plant and equipment and identifiable intangible assets is provisional pending receipt of the final valuations for those assets.

The fair value of the non-controlling interest in MesoCoat, a private company, was estimated by applying the negotiated share price per share and apply that to the outstanding shares of MesoCoat. This fair value measurement is based on significant inputs that are not observable in the market and, therefore, represents a Level 3 measurement as defined in FASB ASC 820. Key assumptions include (a) negotiated share price, (b) financial multiples of companies deemed to be similar to MesoCoat, and (d) adjustments because of the lack of control or lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in MesoCoat. This estimate is provisional pending receipt of the final valuation of the noncontrolling interest.

Abakan recognized a gain of $1,764,345 as a result of remeasuring to fair value its 34% equity interest in MesoCoat held before the business combination. The gain is included in other income in Abakan’s statement of operations for the period ended November 30, 2011.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of MesoCoat had occurred at June 1, 2010:

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 7 - MATERIAL BUSINESS COMBINATION – continued

UNAUDITED PROFORMA CONSOLIDATED
CONDENSED STATEMENTS OF OPERATIONS
	For the six month period ended
	June 1 – November 30,
	2011	2010
Revenues
Commercial	$ 53,697	$ 12,496
Contract and grants	895,289	561,851
Other income	193,669	10,158
Total revenues	1,142,653	584,505
Cost of Revenues	620,672	634,035
Gross profit	521,982	(49,530)
Expenses
General and administrative
General and administrative	285,827	406,524
Professional fees	156,543	92,404
Professional fees - related parties	30,000	30,000
Consulting	412,064	349,497
Consulting - related parties	153,077	218,600
Payroll and benefits expense	392,260	208,805
Depreciation and amortization	170,873	20,386
Research and development	273,212	262,043
Stock expense on note conversion	-	37,333
Stock options expense	791,856	398,728
Total expenses	2,665,711	2,024,320
Loss from operations	(2,143,730)	(2,073,850)
Other (expense) income
Interest expense:
Interest - loans	(80,830)	(24,461)
Liquidated damages	-	(100,000)
Amortization of discount on debt	(283,771)	(26,696)
Total interest expense	(364,601)	(151,157)
Interest income	221	2,125
Unrealized gain on MesoCoat acquisition	1,764,345	-
Equity in Powdermet income	21,275	-
Equity in MesoCoat loss	(44,408)	(302,031)
Non-controlling interest in MesoCoat loss	123,867	-
Loss before provision for income taxes	(643,031)	(2,524,914)
Provision for income taxes	-	-
Net profit/ (loss)	$ (649,031)	$ (2,524,914)
Net profit/ (loss) per share - basic	$ 0.01	$ (0.05)
Net profit/ (loss) per share - diluted	$ 0.01	$ (0.05)

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

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

 NOTE 8 – NOTES PAYABLE

As of November 30, 2011 and May 31, 2011, the loans payable balance comprised of:

Description	November 30, 2011	May 31, 2011

Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on April 13, 2013. The note is shown net of a discount of $120,289 attributable to the beneficial conversion feature.

	$ 379,711	$ 337,256
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on March 17, 2013. The note is shown net of a discount of $317,339 attributable to the beneficial conversion feature.	1,182,661	1,063,658
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on June 7, 2013. The note is shown net of a discount of $81,662 attributable to the beneficial conversion feature.	118,338	-
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on July 14, 2013. The note is shown net of a discount of $262,404 attributable to the beneficial conversion feature.	237,596	-
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on August 29, 2013. The note is shown net of a discount of $66,190 attributable to the beneficial conversion feature.	80,475	-
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	70,000	70,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	3,590	600
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	45,800	-
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	30,628	-
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	11,250	-
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	7,500	-
Convertible demand note to an unrelated entity bearing 7.5% interest per annum which matures on July 22, 2013. The note is shown net of a discount of $77,364 attributable to the beneficial conversion feature.	320,944	-
Convertible demand note to an unrelated entity bearing 7.5% imputed interest per annum which matures on July 10, 2018. The note is shown net of a discount of $29,828 attributable to the beneficial conversion feature.	72,422	-
Capital leases payable to various vendors expiring in various years through September 2016; collateralized by certain equipment with a cost of $109,659.	69,873	-
Uncollateralized demand note to an unrelated entity for royalties	2,000,000	-
	$ 4,630,788	$ 1,471,514
Less current liabilities	503,441	70,600
Total long term liabilities	$ 4,127,347	$ 1,400,914

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 8 – NOTES PAYABLE - continued

Abakan also owed $163,549 and $41,532 in accrued interest for the above notes as of November 30, 2011 and May 31, 2011, respectively.

As of November 30, 2011 and May 31, 2011, we had no restrictive covenants attached to any of the above referenced notes.

Future maturity of our notes payable is presented in the table below:

For the years ended May 31,
2012	$ 168,768
2013	2,000,000
2014	3,244,973
2015	-
2016 and beyond	102,250
$ 5,515,991

Convertible Debentures

On June 7, July 14, and August 29, 2011 we signed three convertible debentures for a total of $846,665, due June 7, July 14 and August 29, 2013, respectively. As of November 30, 2011, we received all of the proceeds from these debentures. The notes bear an interest rate of 5% per annum, if any amounts are not paid when due the interest rate will adjust and will be 10% per annum until paid.

The notes have a provision for conversion of the outstanding amounts owed  into conversion units for $1.00 per unit; units consists of one share of our common stock and one-half share common stock warrant to purchase shares of stock for $1.50 per share, with an expiration date of two years from the conversion date. We have analyzed these detachable warrants in accordance with FASB ASC 470-20-25-4, Debt with conversion options, and have determined that they have a beneficial conversion feature. Accordingly we have valued these using the Black-Scholes method and have arrived at an aggregate total $505,873, of relative fair value and was recorded as additional paid-in capital and has been recorded as a discount on debt against the corresponding convertible note payable. In our valuation of the warrant value we used the following terms:

	June 7, 2011	July 14 2011	August 29, 2011
Expected volatility (based on historical volatility)	170.29%	170.29%	170.29%
Expected dividends	0.00	0.00	0.00
Expected term in years	2.0	2.0	2.0
Risk-free rate	0.39%	0.38%	0.20%

In accordance with FASB ASC 470-20-55-32, we are amortizing this amount on the straight-line method over the life of the notes payable of 24 months. For the six months ended November 30, 2011, we have recorded $95,617 in amortization of discount on debt and are reflected as a component of interest expense in our statement of operations. The remaining aggregate total of $410,256 will be amortized over the remaining life of the notes.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 9 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

Abakan has 2,500,000,000 common shares authorized at a par value of $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, can elect all of Abakan’s directors.

Common Stock Issuances

For the six months ended November 30, 2011, we issued the following shares:

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

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 9 – STOCKHOLDERS' EQUITY – continued

Common Stock Warrants

In connection with the above private placements we valued the common stock warrants granted during the six months ended November 30, 2011, using the Black-Scholes model with the following assumptions:

	June 6, 2011	June 10, 2011	July 6, 2011
Expected volatility (based on historical volatility)	170.29%	170.29%	170.29%
Expected dividends	0.00	0.00	0.00
Expected term in years	10	2.00	2.00
Risk-free rate	0.39%	0.41%	0.43%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of Abakan’s warrants. The dividend yield assumption is based on our history and expectation of dividend payments. All warrants are immediately exercisable upon granting, with the exception of the warrants connected with the convertible debentures (Note 8), which are immediately exercisable upon conversion of the debt.

A summary of the common stock warrants granted during the six months ended November 30, 2011 and the year ended May 31, 2011 is presented below:

	Number of Warrants		Number of Warrants

Balance at June 1, 2011	2,670,233	Balance at June 1, 2010	2,300,000
Granted	40,000	Granted	370,233
Exercised	-	Exercised	-
Forfeited or Expired	-	Forfeited or Expired	-
Balance at November 30, 2011	2,710,233	Balance at May 31, 2011	2,670,233
Exercisable at November 30, 2011	2,710,233	Exercisable at May 31, 2011	2,670,233

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 10 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three and six months ended November 30, 2011 and 2010 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the three and six months ended November 30, 2011 and 2010 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	For the three months ended November 30, 2011	For the three months ended November 30, 2010

Net earnings from operations	$ (1,162,388)	$ (989,816)
Weighted-average common shares	59,377,425	56,371,044
Effect of dilutive securities:
Warrants	-	-
Options to purchase common stock	-	-
Dilutive potential common shares	59,377,425	56,371,044
Net earnings per share from operations:
Basic	$ (0.02)	$ (0.02)
Diluted	$ (0.02)	$ (0.02)

	For the six months ended November 30, 2011	For the six months ended November 30, 2010

Net earnings from operations	$ (512,521)	$ (1,634,929)
Weighted-average common shares	59,353,818	55,793,590
Effect of dilutive securities:
Warrants	-	-
Options to purchase common stock	-	-
Dilutive potential common shares	59,353,818	55,793,590
Net earnings per share from operations:
Basic	$ (0.01)	$ (0.03)
Diluted	$ (0.01)	$ (0.03)

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

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 10 – EARNINGS-PER-SHARE CALCULATION - continued

In periods where losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

These securities below were excluded from the calculations above because to include them would be anti-dilutive:

	For the three months ended November 30, 2011	For the three months ended November 30, 2010

Common Stock Equivalents:
Warrants	2,710,233	2,300,000
Options to purchase common stock	5,545,000	5,475,000
Total of Common Stock Equivalents:	8,255,233	7,775,000

	For the six months ended November 30, 2011	For the six months ended November 30, 2010

Common Stock Equivalents:
Warrants	2,710,233	2,300,000
Options to purchase common stock	5,545,000	5,475,000
Total of Common Stock Equivalents:	8,255,233	7,775,000

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to the common control between Abakan and its related parties, Abakan is exposed to the potential that ownership risks and rewards could be transferred among the parties.

In addition to related party transactions mentioned elsewhere, we have the below agreements and transactions:

Consulting Agreements

On June 1, 2011, we entered into a consulting agreement commencing June 1, 2011, with a related individual to provide business consulting. The terms of the consulting agreement are the consultant will be paid $10,000 per month. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until June 1, 2012.

Notes Payable – Related Party

For the six months ended November 30, 2011, we entered into two uncollateralized demand notes to a company controlled by our chief executive officer’s spouse, Prosper Financial, bearing 8% interest per annum for an aggregate total of $9,000. We also owed $133 in accrued interest for the above notes as of November 30, 2011.

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 12 – STOCK – BASED COMPENSATION

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of our common stock. On August 15, 2011, we granted 25,000 stock options to a consultant at an exercise price of $1.25 per share, and these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date. On October 24, 2011, we granted 100,000 stock options to our former chief financial officer in connection with his Separation Agreement at an exercise price of $1.20 per share, and these options will expire five years from the grant date, and will vest immediately. After these grants there will be 4,355,000 available for future grant.

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

The value of employee and non-employee stock warrants granted during the six months ended November 30, 2011 was estimated using the Black-Scholes model with the following assumptions:

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan (continued)

	August 15, 2011	October 24, 2011
Expected volatility (based on historical volatility)	170.29%	166.66%
Expected dividends	0.00	0.00
Expected term in years	10	5
Risk-free rate	2.29%	1.10%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of Abakan’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the years ended May 31, 2011 and the six months ended November 30, 2011 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value

Balance at June 1, 2010	3,150,000	$0.64
Granted	2,370,000	0.87
Exercised	-	-
Forfeited or expired	(100,000)	0.60
Balance at May 31, 2011	5,420,000	$0.75	9.00 years	$185,000
Exercisable at May 31, 2011	983,240	$0.63	9.00 years	$--
Weighted average fair value of options granted during the year Ended May 31, 2011		$0.87
Balance at June 1, 2011	5,420,000	$0.75
Granted	125,000	1.21
Exercised	-	-
Forfeited or expired	-	-
Balance at November 30, 2011	5,545,000	$0.76	8.00 years	$185,000
Exercisable at November 30, 2011	1,083,240	$0.67	8.00 years	$--
Weighted average fair value of options granted during the period ended November 30, 2011		$1.21

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan (continued)

The following table summarizes information about employee stock options under the 2009 Plan outstanding at November 30, 2011:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at November 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at November 30, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.60	2,700,000	8.00 Years	$0.60	$--	933,240	$0.60	$--
$0.65	1,400,000	8.00 Years	$0.65	$120,000	--	$0.00	$--
$0.75	100,000	9.00 Years	$0.75	$15,000	--	$0.00	$--
$1.01	25,000	9.00 Years	$1.01	$--	--	$0.00	$--
$1.02	650,000	10.0 Years	$1.02	$50,000	--	$0.00	$--
$1.05	270,000	10.0 Years	$1.05	$--	50,000	$1.01	$--
$1.20	100,000	5.0 Years	$1.20	$--	100,000	$1.20	$--
$1.25	50,000	10.0 Years	$1.25	$--	--	$0.00	$--
$1.30	250,000	10.0 Years	$1.30	$--	--	$0.00	$--
	5,545,000	9.0 Years	$0.85	$185,000	1,083,240	$0.67	$--

The total value of employee and non-employee stock options granted during the six months ended November 30, 2011 and 2010, was $143,267 and $2,061,628, respectively. During six months ended November 30, 2011 and 2010 Abakan recorded $791,856 and $398,728, respectively, in stock-based compensation expense relating to stock option grants.

At November 30, 2011 and 2010 there was $2,130,783 and $3,363,043, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through August 15, 2014. The following table represents the stock options expense for the each of the next four fiscal years ended May 31:

For years ended May 31,	Expense

2012	$ 654,578
2013	1,084,035
2014	390,060
2015	2,110
$ 2,130,783

ABAKAN INC.

(Formerly Waste to Energy Group Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2011 and 2010

NOTE 13 – COMMITMENTS

Leases

Abakan leases its office space in Miami on a month to month basis at a cost of $2,213 a month paid to Prosper Financial, Inc., a related party. Abakan is also committed to a non-cancellable operating lease for a vehicle that expires in March 2012.

MesoCoat subleases its research and development and laboratory space, in Ohio, from Powdermet, a related party. The cost of the sub-lease to MesoCoat is $6,700 per month that expires on May 31, 2020.

MesoCoat also leases machinery and equipment under various capital lease arrangements, which expires through September 2016. These leases are included in long-term and short-term debt and the related assets have been capitalized.

Total expense related to the operating leases was $26,889 for the period of July 13 through November 30, 2011. Interest expense for the leases for the period of July 13 through November 30, 2011 was $1,991.

Minimum annual rental commitments are as follows at November 30, 2011:

For the years ended May 31,	Capital Leases	Operating Leases

2012	$ 25,063	$ 61,490
2013	30,898	80,400
2014	7,706	80,400
2015	7,706	80,400
2016 and thereafter	1,927	402,000
Total minimum lease payment	$73,300	$ 704,690

Less amount representing interest	3,427
Present value of net minimum capital lease payments	69,873
Less current maturities	13,730
Long-term obligations under capital leases	$ 56,143

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of our company.

NOTE 15– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, Abakan has evaluated subsequent events through January 23, 2012, the date which the financial statements were available to be issued. Abakan has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

Product	Production Scale	Time (months)
PComP™ T	Market Entry	4
PComP™ W	Market Entry	4
PComP™ S	Market Entry	10
CermaClad™ CR	Full Production	9
CermaClad™ WR	Market Entry	6
CermaClad™ WR	Full Production	15

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

Results of Operations

During the six month period ended November 30, 2011:

•         Abakan increased its interest in MesoCoat to 51% on a fully-diluted basis.

•         Abakan continued its search to identify prospective business opportunities for merger or acquisition.

During the six month period ended November 30, 2011, Abakan assisted MesoCoat with the following developments:

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

Net Profit/Loss

For the period from June 27, 2006 (inception) until November 30, 2011, Abakan incurred net losses of $5,715,637. Net losses for the three month period ending November 30, 2011 were $1,162,389 compared to a net loss of $989,816 for the three month period ending November 30, 2010. Net losses for the six month period ended November 30, 2011 were $512,521 compared to a net loss of $1,634,929 for the six month period ended November 30, 2010.

The increase in net losses over the comparative three month periods can be primarily attributed to increases in general and administrative expenses, professional fees, payroll and benefits expense, research and development costs, depreciation and amortization and stock option expenses, which increases reflect the consolidation of MesoCoat’s operations with those of Abakan. The decrease in net losses over the comparative six month periods can be attributed primarily to an unrealized gain of $1,764,345 recognized as a result of reconciling to fair value our 34% equity interest in MesoCoat held before the completion of our business combination offset by costs associated with our subsequent consolidation with MesoCoat.

We expect net losses to continue until such time as anticipated commercialization efforts are realized over the next twelve months.

Revenues

For the period from inception until November 30, 2011, Abakan realized revenues of $898,861. Revenues for the three month period ended November 30, 2011 were $548,877 compared to $0 for the three month period ended November 30, 2010. Revenues for the six month period ended November 30, 2011 were $897,265 as compared to $0 for the six month period ended November 30, 2010. Revenues in the current three and six month periods can be wholly attributed to the operations of MesoCoat.

Revenue in the current three month period was derived from commercial revenues of $25,338, contract and grant revenues of $391,654, and other income of $131,885. Revenue in the current six month period was derived from commercial revenues of $31,515, contract and grant revenues of $689,768, and other income of $175,982.

We expect revenue growth over the next twelve months as MesoCoat’s new commercial and government sponsored contracts that commenced in the last part of 2011 are completed and new products under development are brought on line for commercial sales.

Gross Profit

For the period from inception until November 30, 2011, Abakan realized a gross profit of $507,830. Gross profit for the three month period ended November 30, 2011 was $327,930 compared to $0 for the three month period ended November 30, 2010. Gross profit for the six month period ended November 30, 2011 was $506,234 compared to $0 for the six month period ended November 30, 2010. Gross profits in the current three and six month periods can be wholly attributed to the operations of MesoCoat.

The calculation of gross profit in the current three month period offset revenue of $548,877 against cost of revenue of $220,946. The calculation of gross profit in the current six month period offset revenue of $897,265 against cost of revenue of $391,031.

We expect continued volatility in gross profits in line with the varied nature of contracts in progress. Until such time as commercialization is established on a larger scale production costs associated with the products will vary and fluctuate based on individual agreements.

Expenses

For the period from inception until November 30, 2011, Abakan realized expenses of $7,014,835. Expenses for the three month period ended November 30, 2011 were $1,336,713 as compared to $703,053 for the three month period ended November 30, 2010, an increase of 90%. Expenses for the six month period ended November 30, 2011 were $2,526,058 as compared to $1,223,006 for the six month period ended November 30, 2010, an increase of 107%.

The increase in expenses over the comparative three month periods can be attributed to increases in general and administrative costs to $111,098 from $69,296, professional fees that increased to $81,782 from $33,513, payroll and benefit costs that increased to $215,442 from $19,464, research and development costs that increased to $139,964 from $0, depreciation and amortization expenses that increased to $84,171 from $1,386 and stock option expenses that increased to $453,339 from $229,704.  The increases can be mainly attributed to the consolidation of Abakan’s operations with that of MesoCoat within the current three month period. Otherwise, professional fees and stock option expenses have increased due to new contracts to strengthen management and marketing.

The increase in expenses over the comparative six month periods can be attributed to increases in general and administrative costs to $217,303 from $98,754, professional fees that increased to $156,543 from $92,404, consulting fees that increased to $384,789 from $300,403, payroll and benefit costs that increased to $353,049 from $44,021, depreciation and amortization that increased to $166,230 from $2,764 and research and development fees that increased to $273,212 from $0. The increases can be mainly attributed to the consolidation of Abakan’s operations with that of MesoCoat within the current six month period. Otherwise, professional fees and stock option expenses have increased due to new contracts to strengthen management and marketing.

We expect that expenses will continue to increase over the next twelve months as Abakan intends to expand research and development, manufacturing capacity, management and marketing resources in pursuit of our growth strategy.

Other Income/Expense

For the period from inception until November 30, 2011, Abakan incurred other income of $667,502. Other expenses for the three month ended November 30, 2011 were $223,581 as compared to $286,763 for the three month period ended November 30, 2010, a decrease of 22%. Other income for the six month period ended November 30, 2011 was $1,383,437 as compared to other expenses of $411,923 for the six month period ended November 30, 2010. Other income can be attributed to an unrealized gain of $1,764,345 on reconciling to fair value our 34% equity interest in MesoCoat prior to our consolidation.

The decrease in other expenses over the comparative three month periods can be attributed to the absence of liquidated damages of $100,000 and the elimination of $180,016 in losses associated with our equity interest in MesoCoat despite increases in interest expense in the current period.

The transition from other expense to other income in over the comparative six month periods can be attributed to the recognition of an unrealized gain of $1,764,354 on reconciling to fair value our 34% interest in MesoCoat prior to the consolidation which amount offset costs related to certain convertible debt instruments and the amortization of discount on debt due to the beneficial conversion feature associated with detachable warrants.

We expect to continue to incur other expenses in future periods based on convertible debt and the prospect that additional debt may be sought over the next twelve months.

Income Tax Expense (Benefit)

Abakan may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

Abakan believes that inflation has not had a material effect on operations for the period from June 27, 2006 (inception) to November 30, 2011.

Capital Expenditures

Abakan, through its majority interest in MesoCoat, has spent $2,626,164 on property, plant and equipment for the period from inception to November 30, 2011.

Liquidity and Capital Resources

Abakan has been in the development stage since inception.

As of November 30, 2011 Abakan had a working capital deficit of $1,380,528, current assets of $575,915 consisting of cash and cash equivalents of $443,294, accounts receivable of $95,944, a note receivable from a related party of $4,500, and prepaid expenses of $42,177. Abakan had total assets of $11,507,542 consisting of current assets, property, plant and equipment of $2,549,989, patents and licenses of $2,050,185, an assignment agreement of $250,000, an investment in Powdermet of $1,742,930, goodwill of $4,335,646, and finance fees of $2,877.

As of November 30, 2011 Abakan had current liabilities of $1,956,443, consisting of accounts payable of $742,215, accounts payable to related parties of $235,949, capital leases of $13,730, loans payable of $489,711, loan payable to a related part of $9,000 accrued interest to a related party of $133 and accrued liabilities of $302,156. Abakan had total liabilities of $6,083,790 consisting of current liabilities, loans payable of $4,071,204 and capital leases of $56,143.

Stockholders equity, including controlling and non-controlling interests was $5,423,752 as of November 30, 2011.

For the period from inception until November 30, 2011, cash flow used in operating activities was $2,048,687.  Cash flow used in operating activities for the six month period ended November 30, 2011, was $408,837 compared to cash flow used in operating activities of $563,269 for the six month period ending November 30, 2010. Cash flow used in operating activities during the current period can be primarily attributed to a net loss  and the unrealized gain on the consolidation with MesoCoat of $1,764,345 offset by depreciation and amortization of $166,230, the amortization of a discount on debt of $279,322, a stock option expense of $791,856, stock issued for services of $76,000, equity in an investee loss of $44,408, accounts receivable of $75,513, accounts payable of $272,145, accounts payable to related parties of $156,735, accrued interest on loans payable of $77,801 and accrued liabilities of $96,922.

We expect to continue to use additional cash flow in operating activities over the next twelve months as net losses are anticipated in the near term as products are introduced to market and fiscal operational responsibilities are met.

For the period from inception until November 30, 2011, cash flow used in investing activities was $5,759,489. Cash flow used in investing activities for the six month period ending November 30, 2011, was $345,603 compared to $1,601,018 for the six month period ending November 30, 2010. Cash flow used in investing activities during the current period can be primarily attributed to the purchase of property, plant, and equipment in the amount of $626,106 and the capitalization of patents and licenses in the amount of $27,148 offset by cash assumed on consolidation with MesoCoat in the amount of $307,650.

We expect to use additional cash flow in investing activities over the next twelve months in additional plant, machinery and equipment as anticipated manufacturing facilities are brought into service.

Specifically, MesoCoat expects to continue to use cash flow in investing activities in connection with financing the construction of a new 11,000 sq. ft. manufacturing plant in Euclid, Ohio together with the purchase of machinery and equipment that will be needed to put the plant into operation. We estimate that $6.8 million will be required to fund the construction and equipment required of which $2,226,532 had been allocated to construction in progress including $195,023 in accruals as of November 30, 2011.  MesoCoat will require approximately an additional $4.6 million to complete the project which funding is yet to be committed to the facility. Should MesoCoat be unable to secure sufficient funds to complete the project in Euclid, Ohio on a timely basis, the commercialization timetable for certain of its products and certain contracts that it expects to be fulfilled at the new plant will be delayed until such time as sufficient funds are obtained and the project completed. Smaller contracts and grant work being carried out at MesoCoat’s existing facilities and at third party locations will not be impacted by the delay though its operating results will be negatively affected on a prospective basis by a delay or abandonment of the project.

For the period from inception until November 30, 2011, cash flow provided by financing activities was $8,241,469. Cash flow provided by financing activities for the six month period ending November 30, 2011 was $1,187,733 as compared to $2,133,769 for the six month period ending November 30, 2010. Cash flow provided by financing activities in the current period is attributable to proceeds from the sale of common stock of $245,465 and proceeds from loans payable of $944,833 and proceeds from a related party loan of $9,000 offset by the repayment of capital leases of $11,565.

We expect to continue to have cash flow provided by financing activities as Abakan intends to pursue new rounds of financing over the next twelve months as it seeks to fulfill its plan of operation.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Abakan will require debt or equity financing. We had no commitments or arrangements for such financing at November 30, 2011 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

Abakan does not expect to pay cash dividends in the foreseeable future.

Abakan has a defined stock option plan and contractual commitments with all of its officers and directors.

Abakan has plans for significant purchases of plant and equipment in connection with the operations of MesoCoat, which include the construction of a new manufacturing facility in Euclid, Ohio. We and Powdermet, as shareholders of MesoCoat, are committed to sourcing the capital requisite to fund the construction and purchase of equipment to the extent that MesoCoat is not able to do so through the normal course of business. Should Abakan be called upon to assist MesoCoat to source the capital requisite to fund the construction and purchase of equipment for the Euclid, Ohio manufacturing facility it would rely on its own ability to realize financing through debt or equity offerings in addition to coordinating efforts with Powdermet to secure access to prospective third party lending institutions or prospective joint venture partners. Should MesoCoat be unsuccessful in procuring the capital requisite to fund the construction of the Euclid manufacturing facility and the related purchase of equipment on a timely basis or at all, our operating results will be negatively affected on a prospective basis by any potential delay or abandonment of the project.

Abakan plans to increase the number of employees engaged by MesoCoat on completion of the new manufacturing facility.

Off Balance Sheet Arrangements

As of November 30, 2011, Abakan had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Critical Accounting Policies

The notes to the audited financial statements for Abakan for the years ended May 31, 2011 and 2010, included in Abakan's Form 10-K/A -2 filed with the Commission, discusses those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally (GAAP) accepted in the United States of America.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by Abakan’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Abakan’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of November 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended November 30, 2011, that materially affected, or are reasonably likely to materially affect, Abakan’s internal control over financial reporting.

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

Abakan incurred net losses of $5,715,637 for the period from June 27, 2006 (inception) to November 30, 2011. Since we have been without significant revenue since inception and have only recently transitioned to producing limited revenue, as a result of the business combination with MesoCoat, historical losses may continue into the future.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 2011 Abakan authorized the issuance of a promissory note to Stratton SA in the amount of $39,892.84 for cash consideration in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). The promissory note is due on demand and bears interest of 8% per annum.

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

On November 30, 2011 Abakan authorized the issuance of a promissory note to Stratton SA in the amount of $18,000 for cash consideration in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act. The promissory note is due on demand and bears interest of 8% per annum.

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

On November 30, 2011 Abakan authorized the issuance of a promissory note to Orsa & Company in the amount of $11,250 for services rendered in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act. The promissory note is due on demand and bears interest of 8% per annum.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On November 24, 2011 Abakan authorized the issuance of a promissory note to Winifred Miller in the amount of $7,500 for cash consideration in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act. The promissory note is due on demand and bears interest of 8% per annum.

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

On October 21, 2011 Abakan authorized the issuance of a promissory note to Stratton SA in the amount of $17,300 for cash consideration in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act. The promissory note is due on demand and bears interest of 8% per annum.

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

On October 5, 2011 Abakan authorized the issuance of a promissory note to Ted Sarniak, III a related party, in the amount of $25,000 for cash consideration in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act. The promissory note is due on demand and bears interest of 8% per annum.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On September 9, 2011 Abakan authorized the issuance of a promissory note to Kosson Ventures Ltd. in the amount of $2,990 for cash consideration in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act. The promissory note is due on demand and bears interest of 8% per annum.

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

On September 8, 2011 Abakan authorized the issuance of a promissory note to Prosper Financial, Inc., a related entity, in the amount of $3,000 for services rendered in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act. The promissory note is due on demand and bears interest of 8% per annum.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 52 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Abakan Inc.	Date
/s/ Robert H. Miller By: Robert H. Miller Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	January 23, 2012

INDEX TO EXHIBITS

Exhibit No.                            Exhibit Description

3.1*           Certificate of Incorporation of the Abakan and Certificate of Amendment, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

3.2*           Bylaws of Abakan, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

10.1*         Lease Agreement between Powdermet and Sherman Properties, LLC dated March 7, 2007, incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

   10.2*          License agreement between MesoCoat and Powdermet dated July 22, 2008, incorporated hereto by reference to the Form 10-K/A-2 filed with the Commission on December 27, 2011.

   10.3*        Exclusive license between MesoCoat and UT-Battelle, LLC, dated September 22, 2009, incorporated hereto by reference to the Form 10-K/A-2 filed with the Commission on December 27, 2011.

10.4*         Articles of Merger dated November 9, 2009, incorporated hereto by reference to the Form 8-K filed with the Commission on December 9, 2009.

10.5*           Agreement and Plan of Merger dated November 9, 2009, incorporated hereto by reference to the Form 8-K filed with the Commission on December 9, 2009.

10.5*         Consulting agreement dated December 1, 2009, between Abakan and Mr. Greenbaum, incorporated hereto by reference to the Form 8-K filed with the Commission on May 28, 2010.

10.7*         Employment agreement dated December 1, 2009, between MesoCoat and Andrew Sherman, incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

10.8*         Consulting agreement date December 1, 2009 between Abakan and Prosper Financial Inc., incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

10.9*         Consulting agreement dated December 8, 2009 between Abakan and Robert Miller, incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

10.10*       Investment Agreement dated December 9, 2009, between the Abakan, MesoCoat and Powdermet, incorporated hereto by reference to the Form 8-K filed with the Commission on December 17, 2009.

10.11*       Agreement date March 17, 2010 between Abakan and Sonnen Corporation, incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

10.12*       Agreement dated April 30, 2010 between Abakan and Mr. Buschor, incorporated hereto by reference to the Form 8-K filed with the Commission on May 11, 2010.

10.13*       Commercial lease agreement date June 1, 2010, between Powdermet and MesoCoat, incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2011.

10.14*       Stock Purchase Agreement dated June 29, 2010 between Abakan and Kennametal, incorporated hereto by reference to the Form 8-K filed with the Commission on September 15, 2010.

10.15*       Employment agreement dated August 20, 2010, between Abakan and Mr. Takkas, incorporated hereto by reference to the Form 8-K filed with the Commission on August 26, 2010.

10.16*             Amendment No. 1 to Stock Purchase Agreement between Abakan and Kennametal dated September 7, 2010, incorporated hereto by reference to the Form 8-K filed with the Commission on September 15, 2010.

10.17*       Amendment to the Investment Agreement dated December 8, 2010, between Abakan, MesoCoat and Powdermet, incorporated hereto by reference to the Form 10-Q filed with the Commission on January 19, 2011.

10.18*         Amendment No. 2 to Stock Purchase Agreement between Abakan and Kennametal dated January 19, 2011, incorporated hereto by reference to the Form 8-K filed with the Commission on July 13, 2011.

10.19*       Accord and Satisfaction Agreement dated March 21, 2011 between Abakan and Kennametal, Inc., incorporated hereto by reference to the Form 8-K filed with the Commission on March 25, 2011.

10.20*       Assignment Agreement dated March 25, 2011 with Polythermics LLC and MesoCoat, incorporated hereto by reference to the Form 10-Q/A filed with the Commission on September 27, 2011.

21*            Subsidiaries of Abakan, incorporated hereto by reference to the Form 10-K on September 13, 2011 filed with the Commission on March 25, 2011.

31              Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.

32              Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.

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