Form 10-Q
period 2012-02-29
ABAKAN, INC
filed 2012-04-16
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at April 16, 2012, was 60,766,525.

TABLE OF CONTENTS PART 1- FINANCIAL INFORMATION
Item1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets for the period ended February 29,2012 (unaudited) and May 31, 2011	4
	Unaudited Condensed Consolidated Statements of Operations for the Three month and nine months ended February 29, 2012 and 2011, and cumulative amounts from development stage activities (June 27, 2600 (Inception) through February 29, 2012)	5
	Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended February 29, 2012 and 2011, and cumulative amounts from development stage activities (June 27, 2006 (inception) through February 29, 2012)	6
	Condensed Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45
	PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	53
Item 4.	(Removed and Reserved)	53
Item 5.	Other Information	53
Item 6.	Exhibits	53
	Signatures	54
	Index to Exhibits	55

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

As used herein, the terms “we,” “our,” and “us” refer to Abakan Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.  In the opinion of management, the accompanying financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ABAKAN INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	May 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$464,504	$-
Accounts receivable	23,492	-
Note receivable - related parties	4,500	4,500
Prepaid expenses	131,086	16,200
Prepaid expenses - related parties	-	1,485
Total current assets	623,582	22,185
Noncurrent assets
Property, plant and equipment, net (Note 4)	2,596,600	4,630
Patents and licenses, net (Note 5)	1,896,703	-
Assignment agreement - MesoCoat	250,000	250,000
Investment deposit on MesoCoat investment	-	2,050,000
Investment - MesoCoat (Note 6)	-	858,418
Investment - Powdermet (Note 6)	1,791,401	1,721,656
Goodwill	4,335,646	-
Finance fees, net	2,439	-
Total Assets	$11,496,371	$4,906,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$550,365	$202,017
Accounts payable - related parties	92,707	79,214
Capital leases - current portion	13,904	-
Loans payable, net of discount of $65,149 (Note 8)	527,088	70,600
Accrued interest - loans payable (Note 8)	214,836	41,532
Loan payable- related parties (Note 11)	19,500	-
Accrued interest - related parties (Note 11)	378	-
Accrued liabilities	304,237	139,689
Total current liabilities	1,723,015	533,052
Noncurrent liabilities
Loans payable, net of discounts of $718,246 (Note 8)	3,765,015	1,400,914
Capital leases - noncurrent portion	48,294	-
Total liabilities	5,536,324	1,933,966
Commitments and contingencies (Note 13)
Stockholders' equity (Note 9)
Preferred stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 2,500,000,000 shares
authorized, 60,139,025 issued and outstanding - February 29, 2012,
59,247,425 issued and outstanding - May 31, 2011	6,013	5,924
Paid-in capital	10,912,354	8,330,530
Subscription receivable	-	(165,465)
Contributed capital	5,050	5,050
Accumulated deficit during the development stage	(6,458,332)	(5,203,116)
	4,465,085	2,972,923
Non-controlling interest	1,494,962	-
Total stockholders' equity	5,960,047	2,972,923
Total liabilities and stockholders' equity	$11,496,371	$4,906,889

See accompanying notes to consolidated financial statements.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative
					amounts from
					development stage
	For the three months ended		For the nine months ended		activities June 27, 2006
	February 29,		February 29,		(Inception) to
	2012	2011	2012	2011	February 29, 2012
Revenues
Commercial	$15,998	$-	$47,513	$-	$47,513
Contract and grants	577,645	-	1,267,413	-	1,267,413
Other income	733,583	-	909,565	-	911,161
	1,327,226	-	2,224,491	-	2,226,087
Cost of Revenues	313,130	-	704,161	-	704,161
Gross profit	1,014,096	-	1,520,330	-	1,521,926
Expenses
General and administrative
General and administrative	186,568	47,259	403,871	146,013	673,837
Professional fees	48,142	51,435	204,685	143,839	527,743
Professional fees – related parties	15,000	15,000	45,000	45,000	150,000
Consulting	197,449	259,571	582,238	559,974	1,358,084
Consulting – related parties	76,500	47,100	229,577	265,700	1,162,977
Payroll and benefits expense	214,181	89,423	567,230	133,444	824,099
Depreciation and amortization	46,791	1,386	213,021	4,150	242,247
Research and development	248,528	-	521,740	-	521,740
Impairment of asset	-	-	-	-	180,000
Stock expense on note conversion	12,648	23,400	12,648	60,733	350,308
Stock options expense	350,336	347,449	1,142,192	746,177	2,419,944
Total expenses	1,396,143	882,023	3,922,202	2,105,030	8,410,979
Loss from operations	(382,047)	(882,023)	(2,401,872)	(2,105,030)	(6,889,053)
Other (expense) income
Interest expense:
Interest - loans	(125,879)	(2,480)	(204,419)	(14,497)	(257,047)
Interest - related parties	(801)	(811)	(934)	(811)	(6,376)
Liquidated damages	-	(150,000)	-	(250,000)	(250,000)
Amortization of discount on debt	(171,681)	-	(451,003)	-	(588,493)
Total interest expense	(298,361)	(153,291)	(656,356)	(265,308)	(1,101,916)
Interest income	5	-	226	2,125	4,355
Loss on debt settlement	-	(1,583)	-	(1,583)	(5,257)
Gain on debt settlement	40,043	-	40,043	-	240,752
Unrealized gain on MesoCoat acquisition	-	-	1,764,345	-	1,764,345
Equity in Powdermet income/ (loss)	48,471	-	69,745	-	141,401
Equity in MesoCoat loss	-	(29,383)	(44,408)	(331,414)	(586,020)
Total Other (expense) income	(209,842)	(184,257)	1,173,595	(596,180)	457,660
Net profit/ (loss) before non-controlling interest	(591,889)	1,066,280	(1,228,277)	(2,701,210)	(6,431,393)
Non-controlling interest in MesoCoat Loss	(150,806)	-	(26,939)	-	(26,939)
Net profit/ (loss) attributable to Abakan Inc.	(742,695)	(1,066,280)	(1,255,216)	(2,701,210)	(6,458,332)
Provision for income taxes	-	-	-	-	-
Net profit/ (loss)	$(742,695)	(1,066,280)	$(1,255,216)	$(2,701,210)	$(6,458,332)
Net profit/ (loss) per share - basic	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Net profit/ (loss) per share - diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Weighted average number of common
shares outstanding - basic	59,462,401	58,209,667	59,389,880	56,546,209
Weighted average number of common
shares outstanding - diluted	59,462,401	58,209,667	59,389,880	56,546,209

See accompanying notes to consolidated financial statements.

ABAKAN, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative
			amounts from
			development stage
			activities
	For the nine months ended		June 27, 2006
	February 29,		(Inception) to
	2012	2011	February 29, 2012
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net profit/ (loss) before non-controlling interest	$(1,228,277)	$2,701,210)	$(6,431,393)
Adjustments to reconcile net profit/ (loss) to net
cash provided by (used in) development stage activities:
Depreciation and amortization	213,021	4,150	242,247
Amortization of discount on debt	451,003	-	588,493
Amortization of deferred financing fees	1,168	-	1,168
Stock options expense	1,142,192	746,177	2,419,944
Stock expense from note conversion	12,648	60,733	350,308
Stock issued for services	119,600	213,600	641,001
Equity in investee loss	44,408	331,414	514,365
Equity in investee profit	(69,745)	-	(69,745)
Unrealized gain on MesoCoat acquisition	(1,764,345)	-	(1,764,345)
Changes in operating assets and liabilities:
Accounts receivable	147,964	-	147,964
Notes receivable - related parties	-	4,000	(4,500)
Prepaid expenses	(114,886)	38,058	(145,239)
Prepaid expenses - related parties	1,485	-	14,152
Accounts payable	139,318	455,855	479,804
Accounts payable - related parties	13,493	102,469	175,438
Accrued interest - related parties	-	-	2,664
Accrued interest - loans payable	137,007	14,343	191,450
Accrued liabilities	99,003	-	171,431
Waste to Energy Group Inc.	-	-	180,000
Total adjustments	573,336	1,970,799	4,136,602
NET CASH PROVIDED BY/ (USED IN) DEVELOPMENT STAGE ACTIVITIES	(654,941)	(730,411)	(2,294,791)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, equipment and website	(684,839)	(1,018)	(718,695)
MesoCoat - minority interest, net of cash assumed in business combination	307,650	(1,260,000)	(3,142,380)
Powdermet - minority interest	-	(500,000)	(1,650,000)
Capitalized patents and licenses	(90,327)	-	(190,327)
Waste to Energy Group Inc.	-	-	(180,000)
NET CASH USED IN INVESTING ACTIVITIES	(467,516)	(1,761,018)	(5,881,402)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	545,465	1,833,000	4,721,606
Proceeds from loans payable	1,158,106	545,769	3,929,908
Payments on loans payable	(136,995)	-	(136,995)
Proceeds from loans payable - related parties	39,626	75,760	119,306
Payments on loans payable - related parties	-	-	21,063
Repayments of capital leases	(19,241)	-	(19,241)
Proceeds from capital contributed	-	-	5,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,586,961	2,454,529	8,640,697
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	464,504	(36,900)	464,504
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	40,564	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$464,504	$3,664	$464,504

See accompanying notes to consolidated financial statements.

ABAKAN, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		Cumulative
		amounts from
		development stage
		activities
For the nine months ended		June 27, 2006
February 29,		(Inception) to
2012	2011	February 29, 2012

Continued
Supplemental Non-cash Disclosures:
Notes and accounts payable converted to stock
Accounts payable - related parties	$(48,523)		$-	$(254,494)
Loans payable	(334,777)		(462,228)	(984,946)
Accrued interest	(7,056)		(2,272)	(11,387)
Notes payable - related parties	(30,625)		-	(130,140)
Accrued interest - related parties	(619)		-	(10,344)
Common stock	421,600		467,500	1,396,060
Subscription payable	-		(3,000)	(3,000)
Subscription receivable	-		-	(1,750)
	$-		$-	$-
Stock issued for assignment agreement - MesoCoat
Assignment agreement - MesoCoat	$-		$-	$(150,000)
Common stock	-		-	150,000
	$-		$-	$-
Capital lease equipment acquired
Property, plant and equipment	$38,532		$-	$38,532
Capital lease payable	(38,532)		-	(38,532)
	$-		$-	$-
Non-cash write off of balances
Accounts payable - related parties	$-		$-	$52,030
Loans payable	-		-	(156)
Accrued interest	-		-	(553)
Notes payable - related parties	-		-	(52,260)
Accrued interest - related parties	-		-	(811)
Subscription receivable	-		-	1,750
	$-		$-	$-
Beneficial conversion valuation
Additional paid-in capital	$505,873		$-	$1,241,449
Discount on convertible debts	(505,873)		-	(1,241,449)
	$-		$-	$-
Controlling interest purchase - Mesocoat
Accounts receivable	$171,457		$-	$171,457
Property and equipment, net	1,899,598		-	1,899,598
Patents and licenses, net	2,170,391		-	2,170,391
Deferred financing fees	3,607		-	3,607
Total assets	4,245,053		-	4,245,053
Accounts payable	(268,398)		-	(268,398)
Capital leases	(42,906)		-	(42,906)
Loans Payable and accrued interest	(2,415,469)		-	(2,415,469)
Other accrued liabilities	(65,545)		-	(65,545)
Total liabilities	(2,792,318)		-	(2,792,318)
Net assets	1,452,735		-	1,452,735
Non-controlling interest equity	(1,468,023)		-	(1,468,023)
Goodwill	4,335,646		-	4,335,646
Investment in Mesocoat	1,849,665)		-	(1,849,665)
MesoCoat net assets received	$2,470,694	$	$ -	$2,470,694

See accompanying notes to consolidated financial statements.

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 1 – BUSINESS

Abakan Inc. was incorporated in the state of Nevada on June 27, 2006 as Your Digital Memories, Inc.

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

On June 8, 2011, Abakan formed a wholly owned subsidiary company named, AMP Distributors, Ltd. (“AMP Distributors”), a Grand Cayman corporation. We formed AMP Distributors to distribute MesoCoat products to global consumer markets.

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The accompanying February 29, 2012 financial statements include Abakan’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Abakan’s financial position as of February 29, 2012, and the results of its operations and cash flows for the three and nine months ended February 29, 2012, have been made.  Operating results for the nine months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ended May 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2011, thereto contained in Abakan’s Form 10-K/A.

Reclassifications

Certain amounts in the nine months ended February 29, 2011 financial statements have been reclassified to conform to the current nine months ended February 29, 2012 presentation.

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

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

Development Stage Enterprise

At February 29, 2012, Abakan’s business operations had not fully developed and Abakan is highly dependent upon funding and therefore is considered a development stage enterprise.

Accounts receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. Abakan provides an allowance for doubtful accounts based on management's periodic review of accounts, including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of February 29, 2012 management has determined that no allowance for doubtful accounts is required.

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

For the nine months ended February 29, 2012 and 2011

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

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $521,740 and none for the nine months ended February 29, 2012 and 2011, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses are included in general and administrative expense in the accompanying statement of operations. Total advertising expenses were $1,490 and $37,450 for the nine months ended February 29, 2012 and 2011, respectively.

Shipping and Handling Costs

Abakan’s shipping and handling costs are included in cost of sales for all periods presented.

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Abakan will continue as a going concern.  Abakan has net losses for the period of June 27, 2006 (inception) to the period ended February 29, 2012, of $6,458,332, and a working capital deficit of $1,099,433.  These conditions raise substantial doubt about Abakan’s ability to continue as a going concern. Abakan’s continuation as a going concern is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock, debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	February 29, 2012	May 31, 2011

Machinery and equipment	$ 337,666	$ -
Construction in progress- assets	2,270,901	-
Computer equipment and office furniture	35,369	12,856
Leasehold Improvements	53,818	-
	2,697,754	12,856
Less accumulated depreciation and amortization	(101,154)	(8,266)
	$ 2,596,600	$ 4,630

Depreciation and amortization expense was $31,000 and $4,150 for the nine months ended February 29, 2012 and 2011, respectively. On July 13, 2011 we completed our second purchase of ownership in MesoCoat, Inc, as more fully discussed in Note 7. Because of consolidation of MesoCoat’s accounting with ours we gained $1,961,526 of property and equipment, and accumulated depreciation of $61,928.

12

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 5 - PATENTS AND LICENSES

Patents and licenses consist of the following:

y February 29, 2012

Patents	$215,901
Licenses	1,926,481
2,142,382
Less accumulated amortization	(245.679)
$1,896,703

Amortization expense was $182,021 for the nine months ended February 29, 2012. In the nine months ended February 29, 2012, we have capitalized an additional $90,327 on patents and licenses, and have begun amortizing those according to our policy.

Future amortization patents and licenses are presented in the table below:

For the years ended May 31,
2012	$ 77,700
2013	310,800
2014	310,800
2015	310,800
2016 and beyond	886,603
$ 1,896,703

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

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 6 - INVESTMENT IN NON-CONTROLLING INTEREST - continued

December 10, 2009, initial investment	$ 1,400,030
Equity in loss for year ended May 31, 2010	(191,665)
Investment balance, May 31, 2010	$ 1,208,365
Equity in loss for year ended May 31, 2011	(349,947)
Investment balance, May 31, 2011	$ 858,418
Equity in loss for period ended July 12, 2011	(44,408)
Investment balance, July 12, 2011	$ 814,010

Below is a table with summary financial results of operations and financial position of MesoCoat:

MesoCoat Inc.
UNAUDITED
	For the period June 1 - July 12, 2011	For the nine months ended February 28, 2011
Equity Percentage	34%	34%
Condensed income statement information:
Total revenues	$ 245,389	$ 1,339,046
Total cost of revenues	229,641	1,435,271
Gross margin	15,748	(96,226)
Total expenses	146,359	878,520
Net loss	$ (130,611)	$ (974,746)
Abakan's equity in net loss	$ (44,408)	$ (331,414)

	For the period June 1 - July 12, 2011	For the year ended May 31, 2011
Condensed balance sheet information:
Total current assets	$ 1,199,061	$ 980,635
Total non-current assets	4,073,596	4,019,646
Total assets	$ 5,272,657	$ 5,000,281
Total current liabilities	$ 691,771	$ 1,005,334
Total non-current liabilities	2,100,547	2,104,092
Total equity	2,480,339	1,890,855
Total liabilities and equity	$ 5,272,657	$ 5,000,281

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

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 6 - INVESTMENT IN NON-CONTROLLING INTEREST - continued

March 21, 2011, initial investment	$ 1,650,000
Equity in profit for period of March 21 through May 31, 2011	71,656
Investment balance, May 31, 2011	$ 1,721,656
Equity in profit for period ended February 29, 2012	69,745
Investment balance, February 29, 2012	$ 1,791,401

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet Inc. (Unaudited)
	For the nine months ended February 29, 2012	For the year ended May 31, 2011
Equity Percentage	41%	41%
Condensed income statement information:
Total revenues	$ 1,601,810
Total cost of revenues	540,461
Gross margin	1,061,349
Total expenses	891,240
Net profit	$ 170,109
Abakan's equity in net profit	$ 69,745
Condensed balance sheet information:
Total current assets	$ 613,307	$ 438,869
Total non-current assets	793,797	857,866
Total assets	$ 1,407,104	$ 1,296,735
Total current liabilities	$ 265,018	$ 648,351
Total non-current liabilities	1,069,191	745,599
Total equity	72,895	(97,215)
Total liabilities and equity	$ 1,407,104	$ 1,296,735

NOTE 7 - MATERIAL BUSINESS COMBINATION

On December 10, 2009, Abakan acquired 34% of the outstanding common shares of Mesocoat. On July 13, 2011, Abakan acquired 17% of the outstanding common shares of Mesocoat for an aggregate total of 51% of the outstanding common shares. The goodwill of $4,335,646 arising from the acquisition of a non-controlling interest consists largely of the excess fair value paid due to the added values associated with progress associated with ongoing research and development completed, values credited to the product and intellectual property portfolio owned by MesoCoat and scientific recognition over and above that recorded in relation to the credibility attached to government and university grants. Abakan believes that the MesoCoat acquisition is in line with its business plan and the amount paid will be supported on completion of independent valuations. None of the goodwill recognized is expected to be deductible for income tax purposes.

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

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

Abakan  recognized a gain of $1,764,345 as a result of remeasuring to fair value its 34% equity interest in MesoCoat held before the business combination. The gain is included in other income in Abakan’s statement of operations for the period ended February 29, 2012.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of MesoCoat had occurred at June 1, 2010:

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 7 - MATERIAL BUSINESS COMBINATION – continued

UNAUDITED PROFORMA CONSOLIDATED
CONDENSED STATEMENTS OF OPERATIONS
	For the nine month period ended
	June 1 - February 29,
	2012	2011
Revenues
Commercial	$ 60,195	$ 41,226
Contract and grants	1,371,782	1,278,550
Other income	1,037,904	22,317
Total revenues	2,469,881	1,342,093
Cost of Revenues	933,802	1,184,197
Gross profit	1,536,079	157,896
Expenses
General and administrative
General and administrative	472,361	587,246
Professional fees	204,685	143,839
Professional fees - related parties	45,000	45,000
Consulting	609,513	670,410
Consulting - related parties	229,577	265,700
Payroll and benefits expense	606,441	403,298
Depreciation and amortization	217,644	31,058
Research and development	521,740	262,043
Stock expense on note conversion	-	60,733
Stock options expense	1,142,192	746,177
Total expenses	4,049,153	3,215,504
Loss from operations	(2,513,074)	(3,057,608)
Other (expense) income
Interest expense:
Interest - loans	(192,853)	(32,906)
Liquidated damages	-	(250,000)
Amortization of discount on debt	(455,452)	(40,044)
Total interest expense	(648,305)	(322,950)
Interest income	226	2,125
Unrealized gain on MesoCoat acquisition	1,764,345	-
Equity in Powdermet income	69,745	-
Equity in MesoCoat loss	(44,408)	(331,414)
Non-controlling interest in MesoCoat loss	(26,939)	-
Loss before provision for income taxes	(1,398,410)	(3,709,847)
Provision for income taxes	-	-
Net profit/ (loss)	$ (1,398,410)	$ (3,709,847)
Net profit/ (loss) per share - basic	$ (0.02)	$ (0.07)
Net profit/ (loss) per share - diluted	$ (0.02)	$ (0.07)

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 7 - MATERIAL BUSINESS COMBINATION – continued

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 8 – NOTES PAYABLE

As of February 29, 2012 and May 31, 2011, the loans payable balance comprised of:

Description	February 29, 2012	May 31, 2011

Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on April 13, 2013. The note is shown net of a discount of $106,561 attributable to the beneficial conversion feature.

	$ 393,439	$ 337,256
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on March 17, 2013. The note is shown net of a discount of $291,179 attributable to the beneficial conversion feature.	1,208,821	1,063,658
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on June 7, 2013. The note is shown net of a discount of $68,768 attributable to the beneficial conversion feature.	131,232	-
Convertible demand note to an unrelated entity bearing 5% interest per annum which matures on July 14, 2013. The note is shown net of a discount of $223,043 attributable to the beneficial conversion feature.	276,957	-
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	70,000	70,000
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	73,586	600
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	10,993	-
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	19,350	-
Uncollateralized demand note to an unrelated entity bearing 8% interest per annum	20,000	-
Convertible demand note to an unrelated entity bearing 7.5% interest per annum which matures on July 22, 2013. The note is shown net of a discount of $65,149 attributable to the beneficial conversion feature.	333,159	-
Convertible demand note to an unrelated entity bearing 7.5% imputed interest per annum which matures on July 10, 2018. The note is shown net of a discount of $28,695 attributable to the beneficial conversion feature.	71,660	-
Capital leases payable to various vendors expiring in various years through September 2016; collateralized by certain equipment with a cost of $109,659.	62,198	-
Uncollateralized demand note to an unrelated entity for royalties	1,682,906	-
	$ 4,354,301	$ 1,471,514
Less current liabilities	540,992	70,600
Total long term liabilities	$ 3,813,307	$ 1,400,914

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 8 – NOTES PAYABLE - continued

We also owed $202,573 and $41,532 in accrued interest for the above notes as of February 29, 2012 and May 31, 2011, respectively.

As of February 29, 2012 and May 31, 2011, we had no restrictive covenants attached to any of the above referenced notes.

Future maturity of our notes payable is presented in the table below:

For the years ended May 31,
2012	$ 193,929
2013	2,000,000
2014	2,781,214
2015	-
2016 and beyond	100,355
$ 5,075,498

Convertible Debentures

On June 7, July 14, and August 29, 2011 we signed three convertible debentures for a total of $846,665, due June 7, July 14 and August 29, 2013, respectively. As of February 29, 2012, we received all of the proceeds from these debentures. The notes bear an interest rate of 5% per annum, if any amounts are not paid when due the interest rate will adjust and will be 10% per annum until paid.

On February 20, 2012, we converted $146,665 of the above debentures into shares of our common stock as part of the private placements completed in the period ended February 29, 2012 (Note 9). As part of this conversion the note holder also converted $3,748 of accrued interest, and expensed the remaining amount of $56,735 from the related discount on debt.

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

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 8 – NOTES PAYABLE - continued

In accordance with FASB ASC 835-30-35-2, we are amortizing discounts of debt on the straight-line method over the life of the notes payable of 24 months. For the nine months ended February 29, 2012, we have recorded $451,003 in amortization of discount on debt and are reflected as a component of interest expense in our statement of operations. The remaining aggregate total of $783,595 will be amortized over the remaining life of the notes.

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

Common Stock Issuances

For the nine months ended February 29, 2012, we issued the following shares:

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

On February 20, 2012, we closed a private placement for $300,000, or 300,000 units consisting of one share of our restricted common stock and one common stock warrant to purchase shares of our common stock, with a purchase price of $1.25 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $300,000.

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Conversion of debt to shares

On February 20, 2012, we converted several debt obligations for $418,798, or 406,600 units consisting of one share of our restricted common stock and one common stock warrant to purchase shares of our common stock, with a purchase price of $1.25 per share and an expiration date of two years from the closing. In connection with this placement we incurred stock expense on conversion of $12,198.

On February 20, 2012, we also converted accounts payable for $15,450, or 15,000 shares of our restricted common stock. In connection with this placement we incurred stock expense on conversion of $450.

Share based compensation

On July 29, 2011, we issued 50,000 shares of our common stock for services performed valued at $76,000.

On December 2, 2011, we issued 20,000 shares of our common stock for services performed valued at $23,600.

On February 20, 2012, we issued 20,000 shares of our common stock for services performed valued at $20,000.

Common Stock Warrants

In connection with the above private placements we valued the common stock warrants granted during the nine months ended February 29, 2012, using the Black-Scholes model with the following assumptions:

	June 6, 2011	June 10, 2011	July 6, 2011	February 20, 2012
Expected volatility (based on historical volatility)	170.29%	170.29%	170.29%	162.25%
Expected dividends	0.00	0.00	0.00	0.00
Expected term in years	10	2.00	2.00	2.00
Risk-free rate	0.39%	0.41%	0.43%	0.39%

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

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 9 – STOCKHOLDERS' EQUITY - continued

A summary of the common stock warrants granted during the nine months ended February 29, 2012 and the year ended May 31, 2011 is presented below:

	Number of Warrants		Number of Warrants
Balance at June 1, 2011	2,670,233	Balance at June 1, 2010	2,300,000
Granted	746,600	Granted	370,233
Exercised	-	Exercised	-
Forfeited or Expired	-	Forfeited or Expired	-
Balance at February 29, 2012	3,416,833	Balance at May 31, 2011	2,670,233
Exercisable at February 29, 2012	3,416,833	Exercisable at May 31, 2011	2,670,233

NOTE 10 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three and nine months ended February 29, 2012 and 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the three and nine months ended February 29, 2012 and 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	For the three months ended February 29, 2012	For the three months ended February 29, 2011
Net earnings from operations	$ (728,839)	$ (1,066,282)
Weighted-average common shares	59,462,401	58,209,667
Effect of dilutive securities:
Warrants	-	-
Options to purchase common stock	-	-
Dilutive potential common shares	59,462,401	58,209,667
Net earnings per share from operations:
Basic	$ (0.01)	$ (0.02)
Diluted	$ (0.01)	$ (0.02)

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 10 – EARNINGS-PER-SHARE CALCULATION - continued

	For the nine months ended February 29, 2012	For the nine months ended February 29, 2011
Net earnings from operations	$ (1,241,360)	$ (2,701,212)
Weighted-average common shares	59,353,818	56,546,209
Effect of dilutive securities:
Warrants	-	-
Options to purchase common stock	-	-
Dilutive potential common shares	59,353,818	56,546,209

Net earnings per share from operations:
Basic	$ (0.02)	$ (0.05)
Diluted	$ (0.02)	$ (0.05)

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

These securities below were excluded from the calculations above because to include them would be anti-dilutive:

	For the three months ended February 29, 2012	For the three months ended February 29, 2011
Common Stock Equivalents:
Warrants	3,416,833	2,380,000
Options to purchase common stock	5,545,000	5,500,000
Total of Common Stock Equivalents:	8,255,233	7,880,000

	For the nine months ended February 29, 2012	For the nine months ended February 29, 2011
Common Stock Equivalents:
Warrants	3,416,833	2,380,000
Options to purchase common stock	5,545,000	5,500,000
Total of Common Stock Equivalents:	8,255,233	7,880,000

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 11 – RELATED PARTY TRANSACTIONS

Because of the common control between Abakan and its related parties, Abakan is exposed to the potential that ownership risks and rewards could be transferred among the parties.

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

Notes Payable – Related Party

For the nine months February 29, 2012, we entered into two uncollateralized demand notes with Prosper Financial, an entity controlled by our Chief Executive Officer’s spouse, bearing 8% interest per annum for an aggregate total of $9,000. We also owed $315 in accrued interest for the above notes as of February 29, 2012.

On February 2, 2012, we entered into an uncollateralized demand note to a related individual, bearing 8% interest per annum for an aggregate total of $10,500. We also owed $63 in accrued interest for the above note as of February 29, 2012.

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 12 – STOCK – BASED COMPENSATION

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009, which provides for the granting and issuance of up to 10 million shares of our common stock. On August 15, 2011, we granted 25,000 stock options to a consultant at an exercise price of $1.25 per share, and these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date. On October 24, 2011, we granted 100,000 stock options to our former Chief Financial Officer in connection with his Separation Agreement at an exercise price of $1.20 per share, and these options will expire five years from the grant date, and will vest immediately. On January 2, 2012, we granted 100,000 stock options to a consultant at an exercise price of $1.00 per share, and these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date. On January 5, 2012, we granted 150,000 stock options to a consultant at an exercise price of $1.00 per share, and these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date. On February 1, 2012, we granted 70,000 stock options to a consultant at an exercise price of $1.07 per share, and these options will expire ten years from the grant date, and will vest in equal one half parts on the six month anniversary of the option grant date, and another one half part on the twelve month anniversary of the option grant date. On February 15, 2012, we granted 50,000 stock options to a consultant at an exercise price of $1.03 per share, and these options will expire four years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date. After these grants there will be 3,985,000 available for future grant.

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

For the nine months ended February 29, 2012 and 2011

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan (continued)

Unless the Plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order.  An optionee may designate a beneficiary, however, who may exercise the option following the optionee's death.

The value of employee and non-employee stock warrants granted during the nine months ended February 29, 2012 was estimated using the Black-Scholes model with the following assumptions:

	August 15, 2011	October 24, 2011	January 1, 15, and February 1, 2012	February 15, 2012
Expected volatility (based on historical volatility)	170.29%	166.66%	162.25%	162.25%
Expected dividends	0.00	0.00	0.00	0.00
Expected term in years	10	5	10	4
Risk-free rate	2.29%	1.10%	1.10%	1.10%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of Abakan’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the years ended May 31, 2011 and the nine months ended February 29, 2012 is presented below:

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan (continued)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at June 1, 2010	3,150,000	$0.64
Granted	2,370,000	0.87
Exercised	-	-
Forfeited or expired	(100,000)	0.60
Balance at May 31, 2011	5,420,000	$0.75	9.00 years	$185,000
Exercisable at May 31, 2011	983,240	$0.63	9.00 years	$--
Weighted average fair value of options granted during the year Ended May 31, 2011		$0.87
Balance at June 1, 2011	5,420,000	$0.75
Granted	495,000	1.06
Exercised	-	-
Forfeited or expired	-	-
Balance at February 29, 2012	5,915,000	$0.77	9.00 years	$185,000
Exercisable at February 29, 2012	1,083,240	$0.67	9.00 years	$--
Weighted average fair value of options granted during the period ended February 29, 2012		$1.06

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan (continued)

The following table summarizes information about employee stock options under the 2009 Plan outstanding at February 29, 2012:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at February 29, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at February 29, 2012	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.60	2,700,000	8.00 Years	$0.60	$--	933,240	$0.60	$--
$0.65	1,400,000	8.00 Years	$0.65	$120,000	--	$0.00	$--
$0.75	100,000	9.00 Years	$0.75	$15,000	--	$0.00	$--
$1.00	250,000	10.00 Years	$1.00	$--	--	$0.00	$--
$1.01	25,000	9.00 Years	$1.01	$--	--	$0.00	$--
$1.02	650,000	10.0 Years	$1.02	$50,000	--	$0.00	$--
$1.03	50,000	4.00 Years	$1.03	$--	--	$0.00	$--
$1.05	270,000	10.0 Years	$1.05	$--	50,000	$1.01	$--
$1.07	70,000	10.00 Years	$1.07	$--	--	$0.00	$--
$1.20	100,000	5.0 Years	$1.20	$--	100,000	$1.20	$--
$1.25	50,000	10.0 Years	$1.25	$--	--	$0.00	$--
$1.30	250,000	10.0 Years	$1.30	$--	--	$0.00	$--
	5,915,000	9.0 Years	$0.77	$185,000	1,083,240	$0.67	$--

The total value of employee and non-employee stock options granted during the nine months ended February 29, 2012 and 2011, was $518,484 and $2,092,266, respectively. During nine months ended February 29, 2012 and 2011 Abakan recorded $1,142,192 and $746,177, respectively, in stock-based compensation expense relating to stock option grants.

At February 29, 2012 and 2011 there was $2,134,260 and $3,031,815, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through February 15, 2015. The following table represents the stock options expense for the each of the next four fiscal years ended May 31:

For years ended May 31,	Expense
2012	$ 347,869
2013	1,233,821
2014	490,399
2015	62,171
$ 2,134,260

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

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

Total expense related to the operating leases was $49,075 for the period of July 13 through February 29, 2012. Interest expense for the leases for the period of July 13 through February 29, 2012 was $2,593.

Minimum annual rental commitments are as follows at February 29, 2012:

For the years ended May 31,	Capital Leases	Operating Leases

2012	$ 16,066	$ 41,390
2013	30,898	80,400
2014	7,706	80,400
2015	7,706	80,400
2016 and thereafter	1,927	402,000
Total minimum lease payment	$64,303	$ 684,590

Less amount representing interest	2,105
Present value of net minimum capital lease payments	62,198
Less current maturities	13,904
Long-term obligations under capital leases	$ 48,294

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of our company.

ABAKAN INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 29, 2012 and 2011

NOTE 15– SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. Abakan has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the below:

On March 20, 2012, we issued 27,500 shares of our common stock to two vendors providing investor awareness and promotion for an aggregate value of $36,525, representing the initial payments for consulting agreements for each of them.

On March 31, 2012, we closed a private placement for $600,000, or 600,000 units consisting of one share of our restricted common stock and one common stock warrant to purchase shares of our common stock, with a purchase price of $1.25 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $600,000.

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

Abakan

Abakan is dedicated to becoming a market leader in the next generation of surface modification technologies, which protect critical infrastructure, industrial equipment and operating components from corrosion and wear, by assembling controlling interests in next-generation materials science technology firms that have exceptional commercial potential.

We have to date acquired a 71% controlling interest in MesoCoat, Inc. (“MesoCoat”), a provider of advanced nanotechnology-based ceramic metallic (cermet) thermal spray coatings and high speed cladding solutions and a 41% non-controlling interest in Powdermet, Inc. (“Powdermet”), a synergistic business producing proprietary metal formulations including hierarchically structured syntactic metal and ceramics composites used by MesoCoat’s cladding and coating processes. Since Powdermet owns 49% of MesoCoat, Abakan’s interest in Powdermet represents a 20% indirect interest in MesoCoat.

Operations

MesoCoat’s Business

MesoCoat, founded in 2007 as a spin out of Powdermet, has positioned itself to become a world leader in metal protection and repair through its high speed metallurgical cladding technologies and long-life cermets intended to address specific industry needs related to conventional oil and gas, oil sands, mining, aerospace, defense, infrastructure, and shipbuilding. The exclusively licensed and developed proprietary metal cladding application process as well as the advanced nano-composite coating materials owned by MesoCoat combine corrosion and wear resistant alloys, and nano-engineered cermet materials with proprietary high-speed application systems. The result is protective cladding applications that unite high strength, hardness, fracture toughness, and a low coefficient of friction into one product structure that can be offered on a competitive basis with existing market solutions.

The MesoCoat solutions have already been the recipient of four prestigious R&D 100 awards, a Technology Innovation Program Award (TIP) for 100 year life coatings by the National Institute of Standards and Technology (NIST), and the NorTech Innovation Award for high performance environmentally friendly coatings. Over $35 million has been previously invested in the development of these technologies by various government entities like NASA, the US Departments of Defense, Energy and Transportation, Fortune 100 sponsors and private investment firms.

MesoCoat’s two primary solutions are CermaClad™ (large area cladding process) and PComP™ (advanced corrosion and wear coatings).

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

CermaClad™ is a proprietary cladding process which utilizes a high density infrared fusion heat source – an arc lamp – to metallurgically bond (make inseparable) metals, corrosion resistant alloys and/or cermets onto a metal substrate. Using this process, products like pipe and plates can be protected against harsh operating environments with great efficiency and speed compared to competing weld overlay products. Today, cladded steel is a specialized segment of the steel industry where it is estimated that demand outstrips supply.

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

The CermaClad™ product line in development today is as follows:

  CermaClad™ CR (Corrosion Resistant Alloys)
  CermaClad™ WR (Wear Resistant)
  CermaClad™ HT (High Temperature)
  CermaClad™ LT (Low Thickness)

PComP™

PComP™ is a series of nanocomposite cermet coatings that are used to impart wear and corrosion resistance, and to restore dimensions, of metal components.  PComP™ competes against chrome and nickel plating, and tungsten carbide in the multibillion dollar inorganic metal finishing market.  Competing materials like hexavalent chrome, carbides and tungsten carbide cobalt have become major headaches for industrial producers in the metal finishing industry since these materials are on the EPA’s hazardous materials watch list and are legally banned in several countries. Industry spends billions annually on these hazardous materials, and Mesocoat’s customers can gain a competitive advantage while mitigating environmental liabilities by adopting green products and processes into their product offerings. While businesses grapple with the need to transition away from these harmful products, MesoCoat has developed a solution platform that we plan to offer at substantially lower cost and higher productivity than leading chrome alternatives, and which has shown order of magnitude improvements in head to head wear and corrosion performance testing.

PComP™, named for its particulate composite powders, is one of the few economically viable industry replacement solutions for hard chrome and carbides due to the product line’s advanced corrosion, friction, wear and thermal barrier properties.

MesoCoat scientists have developed and patented a family of corrosion resistant coating solutions that combine extreme wear resistance, fracture toughness (resiliency), and a low friction coefficient all in one product structure. In conventional materials science toughness normally decreases as hardness and wear resistance increases by combining nano-level structure control and advanced materials science.  MesoCoat has developed a patented coating structure that can be both very tough and very wear resistant. Equally important, the hardness of a wear coating normally limits the ease with which it can be machined. The unique nanostructural design of the PComP™ coating solutions results in a coatings that can be machined through a finish grinder much faster than a product with a traditional carbide coating. The speed of coating application and final machining results in higher productivity and lower costs in metal finishing operations.

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

Product	Production Scale	Time (months)
PComP™ T	Market Entry	3
PComP™ W	Market Entry	INITIATED
PComP™ S	Market Entry	8
CermaClad™ CR	Full Production	7
CermaClad™ WR	Market Entry	4
CermaClad™ WR	Full Production	13

CermaClad™

Each of the four CermaClad™ product lines targets different industry segments. Abakan has targeted the oil and gas (CermaClad™-CRA) and oil sands (CermaClad™-WR) industry sectors as two primary sectors on which to focus our sales efforts. MesoCoat signed a $1.7M phased collaborative agreement with Petrobras on January 7, 2011 to develop new process specifications for cladding the interior diameter of seamless pipe with corrosion resistant alloys. In July, MesoCoat successfully passed Phase 1 qualification for Petrobras and is now awaiting notification to start Phase 2. Given the success of this first joint development agreement (JDA), MesoCoat is currently engaged in discussions with several offshore parties that have expressed interest in signing JDA’s for two of the other three CermaClad™ product lines. Although the CermaClad™ process is still considered late-stage R&D, an estimated six months away from market, business development efforts have focused on relationship building with other leading OEM’s, including Exxon-Mobil Corporation, Chevron, Shell, Saudi Aramco and others, to understand both their buying process and the extensive network of EPIC firms they use to install pipeline for conventional oil & gas exploration and production. The oil sands industry, a part of the unconventional oil & gas exploration and production business, presents another great opportunity as pipes are replaced every six months due to extreme wear. Maintenance of existing pipelines is another huge market that might benefit from MesoCoat’s products.

PComP™

Recognizing the need for capital to open application shops and increase powder manufacturing capability,

management implemented a focused strategy six months ago to target PComP™-T sales to one industry, concentrated in one geographic market, Houston, Texas. As a result, the PComP™-T product line has already developed a marketing pipeline of over 50 major clients. Several are currently validating the coating technology with their internal testing teams. The purchasing departments at several others have already initiated a vendor approval process based on MesoCoat’s internal wear testing results. The pipeline list of billion dollar corporations includes marquee industry-leading oil service companies as well as oil & gas OEMs -- any one of whom could keep one new plant fully utilized. Based on the counsel of three dominant industry firms, MesoCoat has also focused business development efforts to build additional delivery capability by selecting and qualifying a limited number of prestige Houston-based thermal spray application shops to license its patent-protected technology. Similar sales approaches will be established for the aerospace industry in the Northwest once PComP™-S receives final Joint Test Protocol Component approvals.

MesoCoat Marketing

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

Abakan has directed most of its attention to supporting the strategic growth of MesoCoat. Aggressive marketing has been implemented for both product lines, including sponsorship of industry events. We have also participated in “‘invited speaker” roles at major trade shows targeting cladding, corrosion and wear, in addition to industry-supported tradeshows like Aeromat (aerospace). Development of Department of Defense relationships, along with aggressive government lobbying efforts, has been paramount in gaining traction in defense proposal opportunities. Additionally, an active publishing campaign has resulted in product coverage in multiple top trade journals. As a result, many companies have cold-called MesoCoat for product demonstrations.

Powdermet’s Business

While MesoCoat’s product focus is on developing advanced cladding and coating solutions to address the corrosion and wear coating needs of clients, Powdermet’s product differentiation is based on its ability to build advanced nano-structured metal formulations (nanocomposites used in cladding and coatings, among other uses) to address life cycle cost reduction needs and energy efficiency. Technologies developed by Powdermet are particularly useful in crash and ballistic energy management markets since they offer weight reduction and the ability to dissipate substantially more impact energy than the aluminum alloys and foamed metals currently available.

Founded in 2006 Powderment is nationally recognized as a nanotechnology and advanced materials R&D organization with a history of successfully funding innovation by winning over 80 governmental and Small Business Innovation Research Grants. All of the products being produced or developed at Powdermet are based on value-creation gained through nano-scale distribution of metal and/or ceramic phases in a structure. Since 2009 Powdermet has deemphasized exploratory research and development placing more emphasis on engineered solutions and product commercialization.

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

Powdermet Marketing

Powdermet does not have an active sales force so most of its market facing activity involves business development efforts to identify companies that will jointly develop one of their R&D stage products. Powdermet has signed a JDA with a major vehicle supplier to further advance the SComP ™ powders and won $3,000,000 in grants last fiscal year to continue product development. Powdermet has several exciting developments underway and Abakan will take a more active role in its development once

MesoCoat’s products are introduced to commercial distribution channels.

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

o   Gaining joint venture agreements with additional major oil corporations and service providers by the second quarter 2012.

o   Execute on our a plan of constructing CermaClad™ and PComP™ operating plants in strategic market locations (Houston, Alberta, Brazil and the Far East).

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

Results of Operations

During the three month period ended February 29, 2012:

•         Abakan continued its search to identify prospective business opportunities for merger or acquisition.

During the nine month period ended February 29, 2012, Abakan assisted MesoCoat with the following developments:

•         Redefining its marketing strategy.

•         Improving its branding.

•         Beginning communication with several new potential joint commercialization partners.

•         Accelerating R&D schedules by negotiating favorable engineering contracts with third parties.

•         Constructing a new 11,000 sq. ft. manufacturing plant in Euclid, Ohio; full-scale production from the plant is expected to begin in 2013; the plant is anticipated to be able to produce 10,000 square meters (20km’s) of CermaClad™ clad pipe per year and is able to fabricate PComP™ products for application in the aerospace, oil and gas, mining and chemical processing industries. MesoCoat began producing work samples for certification and approval by potential clients, with work split 60%/40% between samples and commercial sales.

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

Net Profit/Loss

For the period from June 27, 2006 (inception) until February 29, 2012, Abakan incurred net losses of $6,458,332. Net losses for the three month period ending February 29, 2012 were $742,695 compared to a net loss of $1,066,280 for the three month period ending February 28, 2011, a decrease of 30%. Net losses for the nine month period ended February 29, 2012 were $1,255,216 compared to a net loss of $2,701,210 for the nine month period ended February 28, 2011, a decrease of 53%.

The decrease in net losses over the comparative three month periods can be primarily attributed to the revenue generated by MesoCoat and decreases in consulting expenses offset by increases in general and administrative expenses, related consulting fees, payroll and benefits expense, research and development costs, depreciation and amortization and stock option expenses, which changes reflect the consolidation of MesoCoat’s operations with those of Abakan.

The decrease in net losses over the comparative nine month periods can be attributed primarily to the revenue generated by MesoCoat offset by increases in general and administrative expenses, professional fees, consulting expenses, payroll and benefits expense, research and development costs, depreciation and amortization and stock option expenses, which changes reflect the consolidation of MesoCoat’s operations with those of Abakan.

We expect net losses to continue to decrease as anticipated commercialization efforts are realized over the next twelve months.

Revenues

For the period from inception until February 29, 2012, Abakan realized revenues of $2,226,087. Revenues for the three month period ended February 29, 2012 were $1,327,226 as compared to $0 for the three month period ended February 28, 2011. Revenues for the nine month period ended February 29, 2012 were $2,226,087 as compared to $0 for the nine month period ended February 28, 2011. Revenues in the current three and nine month periods can be wholly attributed to the operations of MesoCoat.

Revenue in the current three month period was derived from commercial revenues of $15,998, contract and grant revenues of $577,645, and other income of $733,583 comprised of amounts paid by Petrobras under the terms and conditions of the Cooperation Agreement. Revenue in the current nine month period was derived from commercial revenues of $47,513, contract and grant revenues of $1,267,413, and other income of $909,565.

We expect revenue growth over the next twelve months as MesoCoat’s new commercial and government sponsored contracts that commenced in the last part of 2011 are completed and new products under development are brought on line for commercial sales.

Gross Profit

For the period from inception until February 29, 2012, Abakan realized a gross profit of $1,521,926. Gross profit for the three month period ended February 29, 2012 was $1,014,096 compared to $0 for the three month period ended February 28, 2011. Gross profit for the nine month period ended February 29, 2012 was $1,520,330 compared to $0 for the nine month period ended February 28, 2011. Gross profits in the current three and nine month periods can be wholly attributed to the operations of MesoCoat.

The calculation of gross profit in the current three month period offset revenue of $1,327,226 against cost of revenue of $313,130. The calculation of gross profit in the current nine month period offset revenue of $2,224,491 against cost of revenue of $704,161.

We expect gross profits to vary in line with the unique nature of each of contracts in progress. However, once the commercialization of our products is established to scale, we believe that production costs will be more consistent and that gross profits will grow.

Expenses

For the period from inception until February 29, 2012, Abakan realized expenses of $8,410,979. Expenses for the three month period ended February 29, 2012 were $1,396,143 as compared to $882,023 for the three month period ended February 28, 2011, an increase of 58%. Expenses for the nine month period ended February 29, 2012 were $3,922,202 as compared to $2,105,030 for the nine month period ended February 28, 2011, an increase of 86%.

The increase in expenses over the comparative three month periods can be attributed to increases in general and administrative costs to $186,568 from $47,259, related party consulting to $76,500 from $47,100, payroll and benefit costs that increased to $214,181 from $89,423, research and development costs that increased to $248,528 from $0, depreciation and amortization expenses that increased to $46,791 from $1,386 and stock option expenses that increased to $350,336 from $347,449.  The increases can be mainly attributed to the consolidation of Abakan’s operations with that of MesoCoat.

The increase in expenses over the comparative nine month periods can be attributed to increases in general and administrative costs to $403,871 from $146,013, professional fees that increased to $204,685 from $143,839, consulting fees that increased to $582,238 from $559,974, payroll and benefit costs that increased to $567,230 from $133,444, depreciation and amortization that increased to $213,021 from $4,150 and research and development fees that increased to $521,740 from $0. The increases can be mainly attributed to the consolidation of Abakan’s operations with that of MesoCoat.

We expect that expenses will continue to increase over the next twelve months as Abakan intends to expand research and development, manufacturing capacity, management and marketing resources in pursuit of its growth strategy.

Other Income/Expense

For the period from inception until February 29, 2012, Abakan realized other income of $457,660. Other expenses for the three month ended February 29, 2012 were $209,842 as compared to $184,257 for the three month period ended February 28, 2011, an increase of 14%. Other income for the nine month period ended February 29, 2012 was $1,173,595 as compared to other expense of $596,180 for the nine month period ended February 28, 2011. Other income can be primarily attributed to an unrealized gain of $1,764,345 on reconciling to fair value our 34% equity interest in MesoCoat prior to consolidation.

The increase in other expense over the comparative three month periods can be attributed to the accrual of interest on loans and the amortization of discount on debt.

The transition to other income from other expense over the comparative nine month periods can be primarily attributed to the recognition of an unrealized gain of $1,764,354 on reconciling to fair value our 34% interest in MesoCoat prior to the consolidation, a gain on debt settlement and an equity amount credited for our interest in Powdermet in the current nine month period.

We expect to continue to incur other expense in future periods based on convertible debt and the prospect that additional debt may be sought over the next twelve months.

Income Tax Expense (Benefit)

Abakan may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

Abakan believes that inflation has not had a material effect on operations for the period from June 27, 2006 (inception) to February 29, 2012.

Capital Expenditures

Abakan, through its majority interest in MesoCoat, has spent $2,697,754 on property, plant and equipment for the period from inception to February 29, 2012.

Liquidity and Capital Resources

Abakan has been in the development stage since inception.

As of February 29, 2012 Abakan had a working capital deficit of $1,099,433, current assets of $623,582 consisting of cash and cash equivalents of $464,504, accounts receivable of $23,492, a note receivable from a related party of $4,500, and prepaid expenses of $131,086. Abakan had total assets of $11,496,371 consisting of current assets, property, plant and equipment of $2,596,600, patents and licenses of $1,896,703, an assignment agreement of $250,000, an investment in Powdermet of $1,791,401, goodwill of $4,335,646, and finance fees of $2,439.

As of February 29, 2012 Abakan had current liabilities of $1,723,015, consisting of accounts payable of $550,365, accounts payable to related parties of $92,707, capital leases of $13,904, loans payable of $527,088, accrued interest of $214,836, loan payable to related parties of $19,500 accrued interest to a related party of $378 and accrued liabilities of $304,237. Abakan had total liabilities of $5,536,324 consisting of current liabilities, loans payable of $3,765,015 and capital leases of $48,294.

Stockholders equity, including controlling and non-controlling interests was $5,960,047 as of February 29, 2012.

For the period from inception until February 29, 2012, cash flow used in operating activities was $2,294,791.  Cash flow used in operating activities for the nine month period ended February 29, 2012, was $654,941 compared to cash flow used in operating activities of $730,411 for the nine month period ending February 29, 2011. Cash flow used in operating activities during the current period can be primarily attributed to the unrealized gain on the consolidation with MesoCoat of $1,764,345, equity in investee profit of $69,745 and pre-paid expenses of $114,886 offset by depreciation and amortization of $213,021, the amortization of a discount on debt of $451,003, a stock option expense of $1,142,192, stock issued for services of $119,600, equity in an investee loss of $44,408, accounts receivable of $147,964, accounts payable of $139,318, accrued interest on loans payable of $137,007 and accrued liabilities of $99,003.

We expect to continue to use additional cash flow in operating activities over the next twelve months as net losses are anticipated in the near term as products are introduced to market and fiscal operational responsibilities are met.

For the period from inception until February 29, 2012, cash flow used in investing activities was $5,881,402. Cash flow used in investing activities for the nine month period ending February 29, 2012, was $467,516 compared to $1,761,018 for the nine month period ending February 28, 2011. Cash flow used in investing activities during the current period can be primarily attributed to the purchase of property, plant, and equipment in the amount of $84,839 and the capitalization of patents and licenses in the amount of $90,327 offset by cash assumed on consolidation with MesoCoat in the amount of $307,650.

We expect to use additional cash flow in investing activities over the next twelve months in additional plant, machinery and equipment as anticipated manufacturing facilities are brought into service.

Specifically, MesoCoat expects to continue to use cash flow in investing activities in connection with financing the construction of a new 11,000 sq. ft. manufacturing plant in Euclid, Ohio together with the purchase of machinery and equipment that will be needed to put the plant into operation. We estimate that $6.8 million will be required to fund the construction and equipment required of which $2,270,901 had been allocated to construction in progress including $ 80,915 in accruals as of February 29, 2012.  MesoCoat will require approximately an additional $4.6 million to complete the project which funding is yet to be committed to the facility. Should MesoCoat be unable to secure sufficient funds to complete the project in Euclid, Ohio on a timely basis, the commercialization timetable for certain of its products and certain contracts that it expects to be fulfilled at the new plant will be delayed until such time as sufficient funds are obtained and the project completed. Smaller contracts and grant work being carried out at MesoCoat’s existing facilities and at third party locations will not be impacted by the delay though its operating results will be negatively affected on a prospective basis by a delay or abandonment of the project.

For the period from inception until February 29, 2012, cash flow provided by financing activities was $8,640,697. Cash flow provided by financing activities for the nine month period ending February 29, 2012 was $1,586,961 as compared to $2,454,529 for the nine month period ending February 29, 2011. Cash flow provided by financing activities in the current period is attributable to proceeds from the sale of common stock of $545,465, proceeds from loans payable of $1,158,106 and proceeds from a related party loan of $39,626 offset by payments on loans payable of $136,995.

We expect to continue to have cash flow provided by financing activities as Abakan intends to pursue new rounds of financing over the next twelve months as it seeks to expand its business.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Abakan will require debt or equity financing. We had no commitments or arrangements for such financing at February 29, 2012 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

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

Off Balance Sheet Arrangements

As of February 29, 2012, Abakan had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Abakan's auditors expressed an opinion as to its ability to continue as a going concern as a result of net losses of $5,203,116 and a working capital deficit of $510,868 as of May 31, 2011. Our ability to continue as a going concern is dependent on realizing a profit from operations and gains on investment or obtaining funding from outside sources. Management’s plan to address Abakan’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing net income from the operations of MesoCoat; (iii) realizing a net gain from its interest in Powdermet; (iv) converting debt to equity and (v) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow Abakan to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by Abakan’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Abakan’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 29, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended February 29, 2012, that materially affected, or are reasonably likely to materially affect, Abakan’s internal control over financial reporting.

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

Abakan incurred net losses of $6,458,332 for the period from June 27, 2006 (inception) to February 29, 2012. Since we have been without significant revenue since inception and have only recently transitioned to producing limited revenue, as a result of the business combination with MesoCoat, historical losses may continue into the future.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2012 Abakan authorized the issuance of 600,000 restricted common shares and 600,000 share purchase warrants, each warrant convertible into an additional share at an exercise price of $1.25 for a two year period from the date of issue, for cash and other valuable consideration of $600,000 in reliance upon the exemptions from registration provided by Section 4(2), Regulation D and Regulation S of the Securities Act of 1933, as amended (“Securities Act”) as follows:

Name	Consideration	Basis	Shares	Warrants	Exemption

Stratton SA	$450,000	Subscription	450,000	450,000	Sec. 4(2)/Reg S
River Fish Holdings Ltd.	$100,000	Subscription	100,000	100,000	Sec. 4(2)/Reg S
Costas Takkas	$50,000	Services	50,000	50,000	Sec. 4(2)/Reg D

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by Abakan which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

Abakan complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to accredited offerees; (iii) having not violated antifraud prohibitions with the information provided to the offerees; (iv) being available to answer questions by the offerees; and (v) providing restricted common shares and warrants to the offeree.

Abakan complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who was outside the United States at the time of the offering, and ensuring that the offerees to whom the restricted common shares and warrants were offered and authorized were non-U.S. offerees with addresses in a foreign country.

On March 20, 2012 Abakan authorized the issuance of 37,500 restricted common shares for services rendered pursuant to the terms and conditions of their respective agreements in reliance upon the exemptions from registration provided by Section 4(2), and Regulation D of the Securities Act as follows:

Name	Basis	Shares	Exemption

Financial Insights	Services	12,500	Sec. 4(2)/Reg D
Livingstone Securities	Services	15,000	Sec. 4(2)/Reg D

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by Abakan which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

Abakan complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to accredited offerees; (iii) having not violated antifraud prohibitions with the information provided to the offerees; (iv) being available to answer questions by the offerees; and (v) providing restricted common shares and warrants to the offeree.

On February 20, 2012 Abakan authorized the issuance of 741,600 restricted common shares and 706,600 share purchase warrants, each warrant convertible into an additional share at an exercise price of $1.25 for a two year period from the date of issue, for cash and other valuable consideration of $741,600 in reliance upon the exemptions from registration provided by Section 4(2), Regulation D and Regulation S of the Securities Act of 1933 as follows:

Name	Consideration	Basis	Shares	Warrants	Exemption

Stratton SA	$330,000	Subscription	330,000	330,000	Sec. 4(2)/Reg S
Ammon & Associates, Inc.	$300,000	Subscription	300,000	300,000	Sec. 4(2)/Reg D
Theodore Sarniak III	$31,600	Subscription	31,600	31,600	Sec. 4(2)/Reg D
Orsa & Company	$25,000	Services	25,000	25,000	Sec. 4(2)/Reg D
Hermann Buschor	$20,000	Services	20,000	20,000	Sec. 4(2)/Reg D
Crystal Research Associates, LLC.	$20,000	Services	20,000		Sec. 4(2)/Reg D
Vladimir Chernyakov	$15,000	Services	15,000		Sec. 4(2)/Reg S

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by Abakan which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

Abakan complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to accredited offerees; (iii) having not violated antifraud prohibitions with the information provided to the offerees; (iv) being available to answer questions by the offerees; and (v) providing restricted common shares and warrants to the offeree.

Abakan complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who was outside the United States at the time of the offering, and ensuring that the offerees to whom the restricted common shares and warrants were offered and authorized were non-U.S. offerees with addresses in a foreign country.

On February 15, 2012 Abakan authorized the grant of 50,000 stock options under the 2009 Stock Option Plan to Crystal Research Associates LLC., a consultant, that vest on an annual basis in equal one third parts commencing on the first anniversary date of the grant with an exercise price of $1.03 per share for a period of four years in reliance upon the exemption from registration provided by Regulation D and Section 4(2) of the Securities Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

Abakan complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to an accredited offeree; (iii) having not violated antifraud prohibitions with the information provided to the offeree; (iv) being available to answer questions by the offeree; and (v) providing restricted stock options to the offeree.

On February 1, 2012 Abakan authorized the grant of 70,000 stock options under the 2009 Stock Option Plan to Steve Ferris, a consultant, that vest in equal one half parts commencing on the six month anniversary date of the grant and the annual with an exercise price of $1.07 per share for a period of ten years in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On January 5, 2012 Abakan authorized the grant of 150,000 stock options under the 2009 Stock Option Plan to Stephen Goss, a director, that vest on an annual basis in equal one third parts commencing on the first anniversary date of the grant with an exercise price of $1.00 per share for a period of ten years in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On January 2, 2012 Abakan authorized the grant of 100,000 stock options under the 2009 Stock Option Plan to Mario Medanic, a consultant, that vest on an annual basis in equal one third parts commencing on the first anniversary date of the grant with an exercise price of $1.00 per share for a period of ten years in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

On December 2, 2011 Abakan authorized the issuance of 20,000 restricted common shares to First Canadian Capital Corp, for services valued at $23,600 in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act.

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

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 55 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Abakan Inc.	Date
/s/ Robert H. Miller By: Robert H. Miller Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 16, 2012

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

10.18*       Cooperation Agreement between MesoCoat and Petroleo Brasileiro S.A. dated January 11, 2011, incorporated by reference to the Form 8-K/A-3 filed with the Commission on March 6, 2012. Certain information in the Cooperation Agreement has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

10.19*         Amendment No. 2 to Stock Purchase Agreement between Abakan and Kennametal dated January 19, 2011, incorporated hereto by reference to the Form 8-K filed with the Commission on July 13, 2011.

10.20*       Accord and Satisfaction Agreement dated March 21, 2011 between Abakan and Kennametal, Inc., incorporated hereto by reference to the Form 8-K filed with the Commission on March 25, 2011.

10.21*       Assignment Agreement dated March 25, 2011 with Polythermics LLC and MesoCoat, incorporated hereto by reference to the Form 10-Q/A filed with the Commission on September 27, 2011.

10.22*       Exclusivity Agreement between MesoCoat and Mattson Technology, Inc. dated April 7, 2011, incorporated hereto by reference to the Form 8-K/A-3 filed with the Commission on March 6, 2012. Certain information in the Cooperation Agreement has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

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