Form 10-K
period 2012-05-31
ABAKAN, INC
filed 2012-09-13
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal  year ended May 31, 2012.

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

12b-2 of the Exchange Act. Smaller reporting  company ☑

Indicate by check  mark whether the registrant is a shell  company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.0001  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates  (38,755,445  shares)  was  $61,233,603  based  on  the  average  of  the  bid  and  ask  price  ($1.58)  for  the  common  stock  on

September 11, 2012.

At  September  11,  2012,  the number  of  shares  outstanding  of  the registrant’s  common  stock,  $0.0001  par  value  (the only  class  of voting stock),  was 61,465,445.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.      Risk Factors

24

Item 1B.      Unresolved Staff Comments

28

Item 2.

Properties

28

Item 3.

Legal Proceedings

30

Item 4.

Mine Safety Disclosure

30

PART II

Item 5.

Market  for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

31

Equity Securities

Item 6.

Selected Financial Data

36

Item 7.

Management's Discussion and  Analysis of Financial Condition and Results of  Operations

36

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

44

Item 8.

Financial Statements and Supplementary Data

44

Item 9.

Changes in and Disagreements with Accountants on Accounting and  Financial Disclosure

45

Item 9A.

Controls and Procedures

45

Item 9B.      Other Information

46

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

47

Item 11.

Executive Compensation

55

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

59

Item 13.

Certain Relationships and Related Transactions, and Director Independence

60

Item 14.

Principal Accountant  Fees and Services

61

PART IV

Item 15.

Exhibits, Financial Statement  Schedules

62

Signatures

63

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

MesoCoat, Inc.

On December 11, 2009, the Company executed an Investment Agreement, dated  December 9, 2009, with

MesoCoat and Powdermet in order to purchase 79,334 newly issued MesoCoat shares, equal to a fully diluted 34% equity interest in MesoCoat for $1,400,030. Prior to the acquisition of the MesoCoat shares,

Powdermet was owned 52% by Andrew Sherman (the CEO and a director of both MesoCoat and

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

The Company has to date acquired  a 51% controlling interest in MesoCoat and a 41% non-controlling interest in Powdermet. Since Powdermet owns 49% of MesoCoat, the Company’s interest in Powdermet represents a 20.1% indirect interest in MesoCoat equal to a 71.1% combined interest in MesoCoat.

The Investment Agreement provided us with additional options to increase our equity interest in

MesoCoat, as follows:

•     An option which entitled the Company to purchase an additional 24% equity interest in exchange for $16,000,000. The exercise of this option would increase the Company’s direct holdings to a fully diluted 75% of MesoCoat and entitle the Company’s management to appoint a fourth member to MesoCoat’s five person board of directors (the Company currently has a right to appoint three of MesoCoat’s directors, one of which must be independent).

•     An option which entitles minority shareholders of MesoCoat, for a period of 12 months after the exercise of the option detailed above, to cause the Company to pay an aggregate amount of

$14,600,000, payable in shares of the Company’s common stock or a combination of cash and shares, in exchange for all remaining outstanding shares of MesoCoat.

MesoCoat’s Business

MesoCoat is an Ohio based materials science company intent on becoming a technology leader in metal protection and repair based on its metal coating and metal cladding technologies designed to address specific industry needs related to conventional oil and gas, oil sands, mining, aerospace, defense,

infrastructure, and shipbuilding. The company was originally formed as a wholly owned subsidiary of

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

CermaCladTM cladding applications are nearing commercialization and commercial sales of PComP  TM, a cermet-metallic composite powder for thermal spray applications have commenced.

CermaClad™

CermaClad™ is a premier metallurgically bonded clad carbon steel solution optimized to manage the risks and consequences of wear and corrosion damage and the failure of large assets including oil and gas risers and flowlines, refinery/chemical processing towers and transfer lines, power plant heat exchanger tubes, ships, and bridges.  In corrosive environments, including seawater, road salt, mining slurry transport lines, unprocessed oil containing water and carbon dioxide, chemical processing and transportation equipment, metals production, and other large industrial applications, asset owners and operators either need to continually maintain and replace major assets, or fabricate these assets using expensive, corrosion resistant alloy (CRA) materials, which substantially run up costs.  CermaClad™ offers a competing,

lower cost solution allowing the owner  or operator to clad their carbon steel with a corrosion resistant alloy coating at typically less than ½ the cost of using solid  CRA. Cladding solutions such as

CermaClad™ can save up to 80% of the cost of using solid alloys, while providing equivalent maintenance free corrosion lifetimes equal to the life of the asset. Clad metals are widely used in oil and gas exploration and production, marine transportation, mining, petrochemical processing and refining,

nuclear, paper and pulp, desalination, and power generation industries. Each industry sector has slightly different needs and requirements. For instance, to meet growing global energy demands, oil companies continue to extend their offshore drilling efforts into deeper seas. The higher temperatures and corrosivity

(carbon dioxide and hydrogen sulfide content) of these deeper reserves eliminate plastics and other competing material solutions from consideration, resulting in a significantly increased use of corrosion resistant alloys -  and lower-cost clad pipe alternatives.

CermaClad™ is MesoCoat’s proprietary cladding process which utilizes a high density infrared fusion heat source – an arc lamp – to melt, fuse, and metallurgically bond (make inseparable) metals, corrosion resistant alloys and/or cermets onto metal substrates such as plate, pipe, or large components. Using this process, products like risers and flowlines can be protected against harsh operating environments with great efficiency and speed compared to competing weld overlay products. Today, clad steel is a specialized segment of the steel industry where it is projected that demand will outstrip supply in the next

few years.   The CermaClad™ process and equipment offers the lowest capital cost per unit production,

and is scalable to large volumes with low to modest capital investment and plant requirements.

The competitive advantages of CermaClad™ over current competing technologies and products are:

•     CermaClad™ and other clad overlays can be produced at a 50-80% lower cost than alternative solid alloy products.

•     CermaClad™ produces a metallurgically bonded overlay, reducing the risk of catastrophic failure and the buckling of mechanically lined pipes such as those supplied by industry leader Butting in its BuBi bimetallic pipe.

•     CermaClad™ can be applied to seamless pipe, or after pipe welding, eliminating 90% of special metal welds which are difficult, expensive, and also a common source of early failure.

•     CermaClad™ application technology occurs with a 30-40cm wide infrared “torch” compared to less than 1 cm wide for laser or inert gas welding torches, resulting in application rates over an order of magnitude faster than current weld overlay technologies.

•     Due to its high productivity compared to traditional weld overlay, and the elimination of the need for deformation processing (steel mill) of bulk metals, CermaClad™ capital and start-up costs are two to ten times lower than competing technologies.

•     Compared to weld overlay, CermaClad™ produces a smooth overlay that is virtually free of base metal dilution, improving inspectability and corrosion resistance. This characteristic enables the use of thinner, even lower cost cladding alternatives in many applications.  Smooth surfaces also decrease flow resistance, enabling reduced friction losses in pipeline applications.

The CermaClad™ product line in development today is as follows:

•     CermaClad™ CR (Corrosion Resistant Alloys). Product line that offers a lower cost alternative to solid nickel and stainless steel alloys for oil and gas, pulp and paper, and chemical process industry vessels, pipes, flowlines, risers, jumpers, valves, and components.

•     CermaClad™ WR (Wear Resistant). Product line of metal matrix composite and nanocomposite wear resistant materials to extend life of steel structures such as hydrotransport slurry lines,  pump components, valve components, spools, T’s, and elbows for mining, mineral processing, and oil sands/heavy oil production.

•     CermaClad™ HT (High Temperature). Product line of high temperature claddings for heat exchanger tubing, boiler, and other energy production components offering greater compositional control (higher performance) and lower cost than solid alloys or traditional weld overlays.

•     CermaClad™ LT (Low Thickness). Exploits the unique high purity capabilities of the

CermaClad™ process to provide thin (less than 0.5mm) claddings for providing 50-200 year corrosion free life in atmospheric and seawater corrosion environments and applicable to marine structures, fuel and cargo tanks, bridges, architectural steel, and transportation structures.

PComP™

PComP™ is a series of nanocomposite cermet coatings that are used to impart wear and corrosion resistance, and to restore dimensions, of metal components.  PComP™ competes against chrome and nickel plating, and tungsten carbide in the multibillion dollar inorganic metal finishing market.

Competing materials like hexavalent chrome, carbides and tungsten carbide cobalt have become major headaches for industrial producers in the metal finishing industry since these materials are on the EPA’s hazardous materials watch list and are legally banned in several countries.  Industry currently spends billions annually on these hazardous materials, and MesoCoat’s customers can gain a competitive advantage while mitigating environmental liabilities by adopting green products and processes such as

PComP™ thermal spray coatings into their product offerings. While businesses grapple with the need to transition away from these harmful products, MesoCoat has developed a performance leading solution platform which has shown order of magnitude improvements in head to head wear and corrosion performance testing.

PComP™, named for its particulate composite powders, is one of the few economically viable industry replacement solutions for hard chrome and carbides due to the product line’s advanced corrosion, friction,

wear and thermal barrier properties.

MesoCoat scientists have developed and patented a family of corrosion resistant coating solutions that combine extreme wear resistance, fracture toughness (resiliency), and a low friction coefficient all in one product. In conventional materials science toughness normally decreases as hardness and wear resistance increase. By combining nano-level structure control and advanced  ductile phase toughening materials science, MesoCoat has developed a patented coating structure that can be both very tough and very wear resistant. Equally important, the hardness of a wear coating normally limits the ease with which it can be machined. The unique nanostructural design of the PComP™ coating solutions results in a coatings that can be machined through a finish grinder much faster than a product with a traditional carbide coating.

The speed of coating application and final machining results in higher productivity and lower costs in metal finishing operations.

The unique nano-structure of the PComP™ coatings also result in friction properties approaching those of diamond-like carbon films and solid lubricants, but with the ability to be used structurally and applied to large components at a fraction of the cost of coatings such as diamond-like carbon.  The low friction reduces wear, and improved energy efficiency and life in sliding components such as drilling rotors,

plungers, mandrels, ball and gate valves, and metal processing equipment.

The PComP™ product line is currently positioned to compete with two dominant product alternatives:

hard chrome plating and tungsten carbide thermal spray coatings. The PComP™ family of nanocomposite coatings consists of five products, all of which have shown, in testing by third parties, to provide better wear, corrosion and mechanical properties at a lower life cycle cost than most of today’s alternatives.

The PComP™ product platform, combined with the CermaClad™ large area weld overlay technologies provide a high degree of product differentiation and a sustainable competitive advantage in the $10 billion inorganic metal finishing markets, which include OEM components and the maintenance, repair, and overhaul of industrial assets and machinery in the “components and coatings” segment of MesoCoat’s business (as opposed to the clad steel business lines discussed under the CermaClad™ product line above).

MesoCoat is selling these products through different channels appropriate to the specific market. The majority of commercial sector accounts will have access to these advanced coatings and coating processes by buying coating application services from MesoCoat.  This is generally a regional business. Large

OEM’s and Government agencies like the U.S. Air Force would procure raw powders and apply them for their specific products under license as they are vertically integrated to do their own thermal spray and coating applications using dedicated maintenance and repair depots. Recently, several defence organizations have been given congressional mandates to make better use of their existing equipment

(planes, helicopters, jets, tanks and other armoured vehicles, etc.) as budgets for the purchase of new equipment will be limited over the next few years. MesoCoat’s low-cost, long-life coating materials should appeal to government buyers striving to meet budgetary restrictions.  Finally, to achieve more rapid penetration of a territorial (geographic) market for coating services, MesoCoat is actively qualifying licensed application partners in certain territories (Houston, Alberta, and Los Angeles as three examples)

to provide services in territories it is not currently able to service.  This strategy will lead eventually to acquisition or market entry into these markets,  while supporting economies of scale for the powder production needed to meet product cost targets.

The competitive advantages of PComP™ for each of its initial target markets are as follows:

•     Wear and corrosion resistance and dimensional restoration

•     PComP™ T-HT (High Toughness) is a titanium carbon-nitride based  high corrosion/wear resistant, low friction high velocity oxygen fuel (HVOF) coating that competes with hard chrome and diamond like carbone PVD (physical vapor deposition) alternatives for hydraulic cylinders, piston rings, bearings, rotating shafts, and valve components where low stick-slip, corrosion, and modest wear resistance are required. PComP™ provides both wear and corrosion resistance (unlike chrome), and significantly reduces environmental safety and health liabilities.  Furthermore, in many applications, thermal spray coatings such as PComP™ provide life multiples over chrome (80 times in cylinder liner application in testing reported by Caterpiller).  Lower coefficient of friction protects seals from premature wear and reduces energy consumption in rotating components through lower friction losses, and the lower coating stresses and higher toughness enable thicker coatings to be applied than chrome or other alternatives, meaning component life

can be extended through enabling additional repair cycles.   PComP™ T-HT has

significantly higher build-up rates than that of carbides, and grinding and finishing can be done faster and cheaper with conventional grinding techniques compared to the expensive diamond finishing process used for competing carbide coatings.

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

•     PComP™ S is a silicon-nitride based hard chrome replacement solution for aerospace applications that exhibits high toughness, wear resistance and displays increased spallation resistance. PComP™ S also has the lowest density of any chrome alternative,

enabling significant fuel savings to be realized in transportation markets.

•     PComP™W is MesoCoat’s “nano-engineered” tungsten carbide coating solution that offers industry leading toughness and wear resistance for thermal spray coatings, making it better for critical high wear applications such as gate valves and downhole drilling tools. PComP™ W replaces conventional tungsten carbide cobalt in the thermal spray industry and provides increased wear resistance, design allowable (stress levels), and reduced friction in abrasive wear applications,  with higher toughness and impact resistance than ceramic alternatives such as alumina-titania. PComP™W is also significantly more robust and lower cost than competing detonation gun and alternate coatings, achieving excellent results with much higher throughput and lower operating cost equipment such as standard  HVOF guns.

•     Metals processing equipment

•     PComP-MB™ is a metal boride coating designed for use in molten metal processing.

PComP-MB™ has completed laboratory testing showing greater than two and one half times the life of the state of the art molybdenum boride coatings in galvanizing lines, and ten times the resistance of conventional WC coatings to molten metal erosion and wear.

PComP-MB™ is preparing for market launch in the $60 million zinc pot roll and bearing coatings market, while also of interest to the diecasting, paper and pulp, and other related industries

•     Thermal barrier coatings

•     ZComP™ is MesoCoat’s nanocomposite thermal barrier coatings that offer 50% lower thermal conductivity, with improved toughness and cyclic thermal life compared to conventionally structured thermal barrier coatings in the $500 million thermal barrier coatings market.  MesoCoat is actively forming partnerships to introduce these performance-leading materials into the turbine engine market, working with both the U.S.

Department of Defense as well as supply chain partners in the turbine industry.

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

PRODUCT

COMMERCIAL TIMELINE

TIME (MONTHS)

PComP™ T

Initial Partner Sales

Current

PComP™ W

Initial Partner Sales

Current

PComP™MB

Market Entry

6

PComP™ Coating Services

Market Entry

3

CermaClad™ CR

Market Entry

6

CermaClad™ CR

Full Scale Production

16-18

CermaClad™ WR

Market Entry

9

CermaClad™ WR

Full Scale Production

18-20

License agreement with Powdermet, Inc.

On July 22, 2008, MesoCoat entered into a license agreement with Powdermet. The agreement gives

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

MesoCoat has obtained a two stage, exclusive license from UT-Battelle, LLC to utilize two  patents in its processes to develop products for wear and corrosion applications. The initial non-commercial exclusive license was entered into on September 22, 2009, which enabled MesoCoat to conduct development work to prove out the technology within the field of use. The second stage of the agreement comprises a commercial exclusive licence, executed on March 7, 2011, permits MesoCoat to conduct commercial sales utilizing the licensed process and technology. The license is valid through the expiration of the last patent in 2024 and required that MesoCoat invest in additional research and development of both the technology and the market for products that stem from the technology by committing to a certain level of personnel hours and $350,000 in expenditures which conditions have been met.

Stage I and II license fees of $50,000 have been paid against the agreement and a royalty of $15,000 or

2.5% of revenues generated in the United States that utilize the technology, minus allowable costs as defined by contract, whichever is greater, are due March 31 on an annual basis beginning after the first commercial sale. For the first calendar year after the achievement of a certain milestone and the following two calendar years during the term of the agreement, MesoCoat is obligated to pay a minimum annual royalty payment of $10,000, $15,000 and $20,000 respectively. A royalty payment of $10,000 has been made pursuant to this agreement through May 31, 2012.

Cooperation agreement with Petroleo Brasileiro S.A

MesoCoat entered into a cooperation agreement dated January 7, 2011, with Petroleo Brasileiro S.A

(“Petrobras”) for the purpose of carrying out development work and conducting validation tests in connection with applying the CermaClad™ process to coating the internal surfaces of pipes for use in the oil and gas industry. The term of the cooperative agreement was initially for 18 months during which time MesoCoat, with the assistance of Petrobras, carried out development work and a series of tests divided into two phases with the prospect of a third phase. Phase I was designed to verify that the

CermaClad™ process and the resultant materials for compliance with industry standards and acceptability for clad pipe use in order to modify the existing system for the internal coating of pipes. Phase II was designed to develop a prototyping facility that could coat the inner surface of a 10 inch diameter pipe and verify that the CermaClad™ process was suitable for application to line pipe in accordance with current industry standards. The prospective third phase would be designed to finalize the design and construction of a coating facility in Brazil with the capacity for producing cladding on the interior diameter of pipes and tubes with section lengths of at least 12 meters.

The immediate objective of the cooperation agreement, subject to obtaining successful results, in each of

Phase I and  II, is that the materials and processes tested result in American Petroleum  Institute (API) and

Det Norte Veritas (DNV) approval for the CermaClad™ process. API and DNV approvals would,

assuming the completion of a suitable manufacturing facility as anticipated by the prospective third phase, permit MesoCoat market entry into the oil and gas industry and cause full scale production activities.

MesoCoat has successfully completing Phase I of the cooperation agreement by demonstrating that the

CermaClad™ process is capable of producing pipe products that meet API 5LD -Specifications for CRA clad steel pipe on flat coupons. Phase II seeks to demonstrate the suitability of the CermaClad™ process for producing a superior pipe product by meeting or exceeding the requirements of API-5LD and DNV

OS-F-101 submarine pipeline systems which achievement would verify the manufacturing process and exhibit the risk reduction assurances required to fulfill Petrobras’ requirements for clad pipe.

Phase II has caused MesoCoat and its partners, including Mattson, to redesign and manufacture a miniaturized CermaClad™ fusing system that is able to operate inside an 8” diameter pipe that is integrated into a pipe manipulation and coating control system.  The completion of Phase II still requires

MesoCoat to verify the parameters for CRA material deposition and produce short pipe prototypes that meet the verified parameters. Due to the challenges associated with manipulating a complex design at very high temperatures within a confined fume-laden environment MesoCoat’s process development,

debugging and coating system integration efforts took more time than originally anticipated. A four month extension to the project timeline was requested of Petrobras and approved.  Phase II is now expected to be successfully completed by the end of October, with the tool mechanism operating successfully for extended periods of time while producing acceptable coatings.

Additional cooperative efforts with Petrobras are envisioned as a means to reduce product insertion risk and qualify MesoCoat as a supplier for Petrobras project needs, including collaboration in the areas of quality assurance, secondary operations, process improvement, product production and cost reduction.

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

MesoCoat. The business has historically financed itself through corporate engineering consulting fees,

government contracts and grants (over 90), and recently through partnerships with prime contractors and systems integrators. Powdermet now expects to transition from an engineered nano-powder R&D laboratory and toll powder manufacturer into a commercial sector company.

While MesoCoat’s product focus is on developing advanced cermets to address corrosion and wear coating needs, Powdermet’s product differentiation is based on its ability to build advanced  nano-

structured metal formulations to address energy efficiency, reduction in hazardous materials,  and life cycle cost reduction. Powdermet’s technologies are particularly useful in crash and ballistic energy management markets since they offer weight reduction and the ability to dissipate substantially more impact energy than the aluminum alloys and foamed metals currently available.

Powdermet has four materials solution families under development:

•     SComP™ - A family of syntactic metal composites known for their light weight properties and ability to absorb more impact energy than any other known material. SComP™ can provide weight savings over aluminum and magnesium alloys without magnesium’s corrosion and wear limitations, reducing structural weight by 10-30% in targeted aerospace, consumer electronics,

and transportation applications.

•     MComP™ - A family of hierarchically structured, rare earth free, nanocomposite metal and metal matrix composites that provide higher strength and temperature capability compared to traditional aluminium and magnesium allows. MComP™ is designed to be a market replacement for beryllium, aluminum and magnesium in structural applications, without relying on scare and expensive rare earths to produce high strength and thermal stability. Targeted applications include aerospace and defense and transportation market segments, as well as electrical transmission and distribution.

•     EnComP™ - A diverse family of nano-engineered particle based solutions for energy storage. Current developments include record setting energy density nanoparticle filled films for capacitors, structured nanocomposite anode and cathode materials for thermal and lithium ion batteries, and inflatable hydrogen storage media capable of energizing power fuel cells down to -

34C.

•     SynFoam™ - A family of structural, thermally insulating syntactic ceramic composites combining strength, high temperature functionality and low thermal conductivity into one multifunctional material. Applications include rocket propulsion and re-entry vehicle systems,

and structural insulation for high temperature energy production and use including flowlines and heat treatment furnaces.

Powdermet’s two developmental products closest to commercialization are SynFoam™ and  EnComP™.

Powdermet also produces custom-engineered powders and nanopowders, provides advanced materials contract research and development services, and derives significant revenues from tolls and contract development and manufacturing services.

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

Future Acquisition Targets

The Company utilizes multiple resources to identify future acquisition targets in addition to a professional network of senior management and relationships with national laboratories, such as the Oak Ridge

National Laboratory .We also use the methods below to search for innovative technologies and companies, which could lead us to additional acquisitions:

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

Several smaller companies spread across the globe are also involved in this market segment,  like Arc

Energy Resources, IODS, High Energy Metals, and Kladarc, all of which offer weld overlay services for the oil and gas industry which we believe generate less than $15 million in annual revenues. Other examples include Matrix Wear Technologies, Cladtech Canada, Brospec LP, Almac, and Clearwater

Welding and Fabrication LP all of which offer weld overlay processes to those working in the Canadian oil sands which we believe generate between $15-50 million in revenues. The higher revenues for the

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

o     CermaClad™  can  be  applied  to  very  large  pipes  (above  18”),  where  lined  pipe  cannot

currently   be   produced,   and   where   current   weld   overlay   technology   by   comparison   is

considered too slow and expensive.

•     Performance risk

o     True metallurgical bond, reduces potential for catastrophic failure.

o     Smoother  surface  (high  flow,  easier  inspection),  reduces  perceived  risk  by  being  easily inspected

o     Crack-free hard coatings to 10mm thickness enable performance multiples in hardfacing

o     Better properties than weld overlay due to lower dilution or dissolution.

o     Cermaclad™  enables  the  use  of  metallurgically  bonded  clad  seamless  pipe,  eliminating  90%

or more of the welds compared to other product offerings.

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

Powdermet

Powdermet has recently demonstrated considerable success in providing a record setting energy density of over 10J/cc in its nanocomposite films for film-foil capacitors, and expects to be invited to bid on full scale device development.  Also in the ENComP™ product line, the company has received a long term commercial production contract for its engineered materials used for well perforation devices.

Powdermet is receiving significant interest in its nanocomposite lithium anode and cathode production capabilities, and has secured a defense contract to produce prototype nanocomposite silicon anode materials for thermal batteries used in missile systems.  Working with Purdue University and Michigan

State University, Powdermet is scaling up its reversible nanocomposite liquid hydrogen storage media that has exhibited tremendous promise as a transportable, renewable source for hydrogen fuel cells.

Another product in Powdermet’s ENComP™ product line has completed the final stages of testing as an obscurant for the Marine Corp with a higher smoke density than baseline red phosphorous though the product still needs improved burn rates for qualification as an environmentally friendly smoke screen product for combat troops.

Powdermet’s SComP™ solution addresses a large market need for crash energy management and reduced weight for fuel economy and portability.  Today’s engineered materials market offers nothing like

SComP™ and its closest competition would be engineered honeycomb structures and foamed metals,

neither of which have SComP™’s energy absorption capabilities, metal-like aesthetics and ease of use.

One of the largest benefits of these syntactic metal composites is their ability to absorb energy from impacts and ballistic events through deformation.  Powdermet is aware of one firm, APS, Inc., started by a former employee, that offers a similar product. Powdermet’s current development focus for SComP™

products are on scalable processing to reduce costs necessary to enter larger, shorter sell cycle markets, as well as product design and insertion into defense markets which have a long acceptance cycle.  Market competition may come from nanotube companies which are attempting to build energy absorption features using this type of technology but without the same property characteristics as Powdermet’s products, especially in the area of thermal resistance.  SComP™ is expected to fare well when introduced to the commercial market.

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

Laboratory;

•     strong product pipeline that would be ready for market in the next 2-3 years;

•     exclusive access to arc lamp technology developed by Mattson Technologies; and

•     R&D innovation.

Based on the engineered composite powders developed by Powdermet, as well as the sponsorship and engineering support of Petrobras, MesoCoat expects to successfully introduce its application services for corrosion-resistant alloys and wear-resistant coatings in the coming year. Central to the MesoCoat coating process is its use of Mattson’s arc lamp technology. Mattson’s lamp acts as a high intensity heat source which replicates conditions at the surface of the sun, fusing the coating materials with a product’s surface area to create a smoother finish. The arc lamp also covers a much larger surface area than competing laser cladding technology, allowing coatings to be applied at a much faster rate.  Finally, MesoCoat’s continued

investment in R&D is expected to  improve its current technology and service offerings and spur further innovation. MesoCoat is currently installing equipment for the production of 12.2 meter clad pipe, which is the industry requirement.

MesoCoat does face its own barriers to entry in the coatings industry. The most immediate challenge consists of achieving American Petroleum  Institute certification for its CermaClad™ products.  In order to successfully sell to the oil and gas industry, MesoCoat’s coatings must receive official approval and certification, a process that generally requires major oil and gas entities to qualify our products for use,

followed by qualification for specific projects.  MesoCoat’s Cooperation Agreement with Petroleo

Brasileiro S.A. has demonstrated product suitability at the laboratory scale, and is in the final stages of a prototype clad pipe product qualification. The construction of our Euclid, Ohio 12 meter pipe plant and subsequent quality certification of the facility and its products represent the final steps towards entry of this pioneering product in the oil and gas sector.

CermaClad™’s second major product line, CermaClad™WR wear-resistant coatings do not require any certification or approval from any industry or government entity, allowing MesoCoat to enter markets such as the oil sands development with minimal resistance once the product is perfected. Powdermet is delivering final independent verification samples to an industry major in September, 2012, to be followed by field testing prototypes for the high performance WC MMC (highest performance and cost) product offering, and through a cooperative development agreement with Oak Ridge National Laboratory, we continue to advance the industry’s highest performance/cost nanocomposite steel for large scale applications. The barriers to entry in the coatings industry rely primarily on developing the best value technology and protecting it through intellectual property measures and consistent research and development.

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

MesoCoat Overview

A tremendous need exists today to find better corrosion protection and wear prevention technologies to replace many of the limited life, high cost coating and alloy materials currently used  to solve operational problems in industrial and infrastructure applications.  The Company’s two business models include clad steel products that compete with special alloys and high alloy steels, and component manufacturing and remanufacturing (inorganic metal finishing) for extending the life and restoring dimensions of components including steel rolls, valves, shafts, rotors, plungers, mandrels, wheel hubs, etc.

The inorganic metal finishing industry currently is one of the largest industrial users of hazardous and carcinogenic chemicals, and produces hundreds of millions of gallons of contaminated wastewater and toxic by-products annually. Hazardous metals such as lead, cadmium, chromium, and to a lesser extent,

cobalt, tungsten carbide, and volatile organic compounds used to strip rust and repair large steel structures are being phased out or subjected to increasingly strict environmental regulations, creating opportunities for innovation. U.S. companies annually spend billions of dollars on coatings and surface treatments made from hazardous materials. Private companies and government defence agencies often use harmful products like chrome because these solutions have been the lowest cost, most available corrosion and wear resistant products available for the last 50 years. However, private and public users are now recognizing the environmental problems these materials cause and the potential safety issues for those who come in contact with these materials.  Many companies would stop using these hazardous materials if a cost effective substitute product could be brought to market.  Legally, users may soon have no choice but to desist from using hazardous materials as the EPA and other international environmental organizations are moving to ban their use.

Manufacturers are now modifying their product’s bill of materials list and seeking substitute coating products with similar or better corrosion and wear resistant properties in advance of impending legal changes. Many are turning to next generation coatings made from alternative technologies like nanotechnology-based materials to accomplish their goals.  Innovative companies, such as MesoCoat, that can develop non-toxic and longer life coating alternatives that have equal or superior corrosion and wear protection capability at equal or lower cost relative to today’s solutions stand to reap significant financial rewards in the next several decades.

CermaClad™

The Company’s two flagship products are PComP™ nanocomposite coatings, and CermaClad™ high

speed cladding technology.   MesoCoat’s market entry plans for Cermaclad™ are to clad the interior diameter of  12.2 meter oil and gas pipes with corrosion resistance alloys, and initially Alloy 625 using high productivity CermaClad™ application technology.  In this market, MesoCoat is qualifying

Cermaclad™ 625 to current industry standards, working with Petrobras to ensure industry acceptance of qualification data as the path to market acceptance.  Due to the large order size for clad pipes, ranging from $2-200 million per project, successful introduction of CermaClad™ CRA clad pipes would result in an immediate market success.

Management has made sizeable investments in redesigning and miniaturizing the technology to commit to this initial market solution. The internationally acclaimed engineering firm, Mattson Technology, has delivered a new inside diameter HDIR lamp head which has now been successfully operating for several months as integrated into a Cermaclad™ pipe coating system.  MesoCoat has completed initial product demonstration milestones, and the tool is being used to clad prototype 2-meter pipes for final acceptance,

which is anticipated by November, 2012.  MesoCoat will soon complete the construction of a new 11,000 sq ft facility, has received initial equipment, and is awaiting delivery and installation of pipe handling robots and support equipment in its second fiscal quarter. The end result is that MesoCoat expects to be able to accomplish high speed cladding of pipe diameter interiors in sizes ranging from 8 to 36 inches for lengths up to 40 feet by the middle of next year.  Completion of the production facility and achieving product quality certifications enable MesoCoat to market launch and begin product sales to the oil and gas industry.

MesoCoat is positioning its CermaClad™ market solution at approximately 20% below the market price of today’s metallurgically bonded  CRA clad materials, positioning the product in between metallurgically bonded and mechanically lined pipe, but with product production capacities eventually competing with today’s mechanically lined and solid alloy pipe capability. The ability to decrease below the market price of current offerings is due primarily to the speed and productivity of the process, combined with the low capital investment relative to competing technologies.  Allowing for a 20% discount, MesoCoat still expects a gross profit margin of approximately 40% on this product line. MesoCoat’s expansion within the market will be tied to its ability to attract growth capital for project financing to undertake global expansion, or attracting appropriate joint venture partners to build fabrication plants to serve global demand. Given the projected profitability of such plants and the anticipated short payback period anticipated, management foresees no problem attracting interested market partners. The Company’s management is interested in marketing CermaClad™ in certain geographical locations.

PComP™

MesoCoat has been working with major fortune 100 clients like Boeing, Caterpillar, B.F. Goodrich, and

several OEM's from the oil and gas industry for product insertion into their product lines.   In addition to

these large clients which have long sell cycles (2-5 years not atypical), MesoCoat has worked through certified application partners in Alberta,  Los Angeles, and Houston to capture short cycle sales and gain initial market share.  MesoCoat has signed a long term production agreement in Alberta, and is in advanced field testing with partners in Houston.  With the robust pipeline of major OEM’s well underway, MesoCoat is now entering the short cycle “job shop” application services (coatings) market in the Midwest, and preparing to launch is PComP™MB (metal boride) nanocomposite coatings for the metals processing industry.  The company has recently added regional sales forces in western Canada and

the Midwest to drive coating application service sales beginning next quarter.   Application services will

be sold on a “per square inch” basis and pricing will be reflective of market pressures and the volume of work received from each commercial customer. Pricing variables will be taken into consideration for each application service order.

MesoCoat’s forecast for PComP™ growth is conservative due to the initial emphasis placed on sales of the CermaClad™ product line, and the long sell cycle of major multimillion accounts. Nevertheless,

management’s forecast could be understated if sales adoption times to large OEM’s and military maintenance and repair organizations exceed expectations. The military spends billions each year to address wear and corrosion issues associated with new and used equipment. The U.S. Department of

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

MesoCoat's patents include: one non-exclusively licensed patent which remains in place until February

21, 2016; six exclusively licensed patents from Powdermet, the earliest of which expires May 30, 2020

(see dates below); two exclusively licensed patents from Oak Ridge National Laboratory, which expire on

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

We believe that the Company is in full compliance will all laws, rules, regulations and requirements that affect its business.

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

We further believe that MesoCoat and Powdermet are in compliance in all material respects with all laws,

rules, regulations and requirements that affect their respective businesses and that such compliance does not impose a material impediment on either entities ability to conduct business.

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

The United States Supreme Court ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources.

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

Grants to MesoCoat from the Federal Government, Departments of Energy and Commerce totaled

$1,895,230 and $1,765,924 for the years ended May 31, 2012 and 2011, respectively. Grants to MesoCoat from State Governments were $71,447 and $82,852 for the years ended May 31, 2012 and 2011,

respectively. MesoCoat revenues from end users of $1,170,752  and $486,164 were realized for the years ended May 31, 2012 and 2011, respectively.

Currently, MesoCoat and Powdermet are working on several critical and high risk-high reward R&D projects primarily funded by the federal government, state government and end users. MesoCoat’s

PComP™ and Powdermet’s SComP™ product lines that are the end product of federally funded R&D.

Employees

As of September 11, 2012 the Company has five Directors, five Advisors, one bookkeeper, one administrative assistant and five contracted consultants. We use additional consultants, attorneys, and accountants as necessary to assist in the development of our business.

As of September 11, 2012 MesoCoat had  24 employees.

As of September 11, 2012 Powdermet had  26 employees.

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

The Company incurred net losses of $6,322,365 for the period from June 27, 2006 (inception) to May 31,

2012. Since we have been without significant revenue since inception and currently have no  revenue producing operations outside of that produced by MesoCoat, historical losses may continue into the future.

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

Our common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act.

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

These rules require, among other things, that brokers who trade penny stock to persons other than

“established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-

dealers willing to act as market makers in such securities is limited.  If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the

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

The Company’s articles of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law.

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

ITEM 2.

PROPERTIES

The Company maintains 800 sq. ft. of executive office space at 2665 S. Bayshore Drive, Suite 450,

Miami, Florida, 33133 on a month to month basis at a cost of  $2,280 a month paid to Prosper Financial,

Inc., a related party. The Company does not believe that it will need to maintain a larger office at any time in the foreseeable future in order to carry out its operations.

Powdermet maintains 48,000 sq. ft. of research and development space located at 24112 Rockwell Drive,

Euclid, Ohio 44117. The cost of the lease is $13,500  per month, adjustable on an annual basis,  paid to

Sherman Properties LLC., a related party and  the term of the lease runs through October 31, 2020 with the right to sub-lease the premises.

MesoCoat maintains 22,000 sq. feet of the research and development space located at 24112 Rockwell

Drive, Euclid, Ohio 44117 of that space leased by Powdermet on a sub-lease basis that runs through May

31, 2020. The cost of the sub-lease for MesoCoat is $6,700 paid to Powdermet per month.

MesoCoat is close to completing the building  of a $6-million, 11,000 sq. ft. plant in Euclid, Ohio. The plant will include a ‘CermaClad™’ production line that will manufacture up to 10,000 square meters per year of corrosion and wear-resistant clad tubes, pipes and plates. The plant will also be equipped with a thermal spray system to commercialize MesoCoat’s PComP™ family of products and qualify them for use in the aerospace, oil and gas, mining, and chemical processing industries. Workers broke ground on the plant on April 7, 2011. MesoCoat had expected to  complete construction by February, 2012 but due to financing and equipment delivery delays the completion of the facility is now expected to be the end of

October 2012. Installation and setup of production equipment will take a further three to four months,

with production commencing by the end of May,  2013.

The CermaClad™ portion of the plant will include:

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

•     Met Laboratory

•     Inspection Area

•     Computer Phone

•     Stripping Tank

•     Small Grinder

•     Large Grinder

•     Misc Electric

•     Misc Plumbing

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF

EQUITY SECURITIES

The Company’s common stock is quoted on the OTCQB electronic quotation system under the symbol

“ABKI”. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth the high and low bid prices for the common stock as reported for each quarterly period over the last two fiscal years.

High and Low Bid Prices

Year

Quarter Ended

High

Low

2012

May 31

$2.75

$1.00

2012

February 29

$1.25

$0.75

2011

November 30

$1.60

$0.95

2011

August 31

$1.65

$1.20

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

Common Stock

As of September11, 2012, there were 464 shareholders of record holding a total of 61,465,445 shares of fully paid and non-assessable common stock of the 2,500,000,000 shares of common stock, par value

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

Preferred Stock

As of September 11, 2012, there were 50,000,000 shares of preferred stock, par value $0.0001 authorized of which none were outstanding. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

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

Warrants

As of September 11, 2012, there were 780,465 half-share warrants outstanding to purchase  390,233 shares of our common stock, at $1.50 per share with an expiration date of June 13, 2013, 80,000 half-

share warrants outstanding to purchase 40,000 shares of our common stock, at $1.50 per share with an expiration date of July 15, 2013, 706,595 full-share warrants outstanding to purchase 706,595 shares of our common stock, at $1.25 per share with an expiration date of February 20, 2014,600,000 full share warrants outstanding to purchase 600,000 shares of our common stock, at $2.00 per share with an expiration date of April 17, 2014 and 698,925 half-share warrants outstanding to purchase 349,463 shares of our common stock, at $2.00 per share with an expiration date of May 30, 2014.

Stock Options

As of September 11, 2012, there were 5,910,000  stock options outstanding to purchase shares of our common stock, as follows:

•     2,000,000 options have an exercise price of $0.60 per shares, expire on December 11, 2019, and vest in equal increments over three years beginning on December 11, 2010

•     300,000  options  have  an  exercise  price  of  $0.60  per  shares,  expire  on  December  11,  2019,  and vest in equal increments over three years beginning December 11, 2009.

•     100,000  options  have  an  exercise  price  of  $0.75  per  share,  expire  on  March  15,  2020,  and  vest in equal increments over three years to beginning March 15, 2010.

•     50,000  options  have  an  exercise  price  of  $0.75  per  share,  expire  on  March  8,  2020,  and  vest  in equal increments over three years beginning March 8, 2010.

•     100,000  options  have  an  exercise  price  of  $0.75  per  share,  expire  on  March  15,  2020,  and  vest  in equal increments over three years beginning March 15, 2011.

•     400,000  options  have  an  exercise  price  of  $0.60  per  share,  expire  on  April  26,  2020,  and  vest  in equal increments over three years to beginning April 26, 2011.

•     250,000  options  have  an  exercise  price  of  $1.30  per  share,  expire  on  April  29,  2020,  and  vest  in equal increments over three years to beginning April 29, 2011.

•     150,000  options  have  an  exercise  price  of  $1.05  per  share,  expire  on  May  2,  2020,  and  vest  in equal increments over three years beginning May 2, 2011.

•     200,000 options have an  exercise price of $0.65 per share,  expire on August 20, 2020,  and vest in equal increments over three years to beginning August 20, 2011.

•     845,000 options have an exercise price of $0.65 per share, expire on October 19, 2020, and vest in equal increments over three years beginning on October 19, 2011.

•     25,000 options have an exercise price of $1.01 per share, expire on November 17, 2020, and vest in equal increments over three years beginning on November 17, 2011.

•     20,000  options have  an  exercise price of  $1.05  per share,  expire on March 16,  2021,  and  vest in equal increments over three years beginning on March 16, 2012.

•     100,000 options have an exercise price of  $1.05  per share,  expire on April 13,  2021,  and  vest in equal increments over three years beginning on April 13, 2012.

•     50,000  options  have  an  exercise  price  of  $1.02  per  share,  expire  on  May  13,  2021,  and  vest  in equal increments over three years beginning on May 13, 2012.

•     150,000 options have an exercise price of $1.05 per share, expire on May 2, 2021, and vest in equal increments over three years beginning on May 2, 2012.

•     25,000 options have an exercise price of $1.25 per share, expire on August 15, 2021, and vest in equal increments over three years beginning on January 25, 2012.

•     100,000 options have an exercise price of $1.20 per share, expire on October 24, 2016, and are vested as of October 24, 2011.

•     100,000 options that have an exercise price of $1.00 per share, expire on January 2, 2022, and vest in equal increments over three years beginning on January 2, 2013.

•     150,000 options that have an exercise price of $1.02 per share, expire on January 5, 2022, and vest in equal increments over three years beginning on January 5, 2013.

•     70,000  options have an exercise price of  $1.07  per share,  expire on  February 15,  2022,  and vest in equal increments over two periods being July 1, 2012 and January 1, 2013.

•     25,000  options have an exercise price of  $1.07  per share,  expire on  February 15,  2022,  and vest in equal increments over two periods being February 6, 2012 and August 6, 2012.

•     50,000  options have an exercise price of  $1.03  per share,  expire on  February 15,  2022,  and vest in equal increments over three years beginning on February 15, 2013

•     75,000  options  have  an  exercise  price  of  $2.30  per  share,  expire  on  June  12,  2022,  and  vest  in equal increments over three years beginning on June 12, 2012.

•     100,000  options  have  an  exercise  price  of  $2.30  per  share,  expire  on  June  12,  2022,  and  vest  in equal increments over three years beginning on June 1, 2013.

•     150,000  options  have  an  exercise  price  of  $2.30  per  share,  expire  on  June  15,  2022,  and  vest  in equal increments over three years beginning on September 15, 2012.

•     50,000  options  have  an  exercise  price  of  $2.05  per  share,  expire  on  June  20,  2022,  and  vest  in equal increments over three years beginning on June 20, 2013.

•     75,000  options  have  an  exercise  price  of  $1.95  per  share,  expire  on  July  27,  2022,  and  vest  in equal increments over three years beginning on August 1, 2013.

•     150,000 options have an exercise price of $1.90 per share, expire on August 7, 2022, and vest in equal increments over three years beginning on August 7, 2013.

Convertible Securities

As of September 11, 2012, the Company has two debt instruments convertible into the shares of its common stock for an aggregate total of $2,700,000, bearing an interest rate of 5% per annum. The notes are convertible at $1.00 per conversion unit, which consists of one share of our common stock and one-

half share warrant to purchase an additional share at $1.50 per share,  with an expiration date of two years following the conversion date. The maturity dates of these notes are two years from the date of issuance,

March 16, 2013, April 13, 2013, June 7, 2013 and July 14, 2013 respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under any equity compensation plan.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company has not repurchased any shares of its common stock during the fiscal year ended May 31,

2012 or since that date through September 11, 2012.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 30, 2012 the board of directors of the Company authorized the issuance of 698,925 shares of its common stock and  349,463 warrants to purchase 349,463 shares of our common stock at an exercise price of $2.00 until May 30, 2014 to the following entities and individuals for $1.60 each, or an aggregate of

$1,118,280, in reliance upon the exemptions from registration provided by Section 4(2), Regulation D and Regulation S of the Securities Act:

Name

Consideration

Basis

Shares

Warrants

Exemption

Dorothy D’Ewart

$25,000

Subscription

15,625

7,813

Reg D/Sec 4(2)

Douglas, D’Ewart

$50,080

Subscription

31,300

15,650

Reg. D/Sec 4(2)

Peter, D’Ewart

$25,000

Subscription

15,625

7,813

Reg D/Sec. 4(2)

Walter, Duerr

$19,200

Subscription

12,000

6,000

Reg D/Sec 4(2)

Steven R. Ferris

$13,500

Subscription

8,438

4,219

Reg. D/Sec 4(2)

Steven R. Ferris

$42,500

Services

26,562

13,281

Reg D/Sec 4(2)

Kevin M. Mc Donnell

$16,000

Subscription

10,000

5,000

Reg D/Sec. 4(2)

Orsa & Company

$16,000

Services

10,000

5,000

Reg D/Sec 4(2)

Jayne E. Price

$25,000

Subscription

15,625

7,813

Reg. D/Sec 4(2)

Gary Polestra

$320,000

Subscription      200,000

100,000

Reg D/Sec. 4(2)

Edward Steinback

$8,000

Services

5,000

2,500

Reg D/Sec 4(2)

Costas M. Takkas

$32,000

Services

20,000

10,000

Reg D/Sec 4(2)

Costas M. Takkas

$24,000

Subscription

15,000

7,500

Reg D/Sec 4(2

Joe Eberhard

$80,000

Subscription

50,000

25,000

Reg S/Sec 4(2)

Kosson Ventures Ltd.

$160,000

Subscription      100,000

50,000

Reg S/Sec. 4(2)

River Fish Holdings Ltd.

$190,000

Subscription      118,750

59,375

Reg S/Sec. 4(2)

Stratton SA

$72,000

Subscription

45,000

22,500

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

On March 31, 2012 the Company authorized the issuance of 600,000 restricted common shares and

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

The Company complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to accredited offerees; (iii)

having not violated antifraud prohibitions with the information provided to the offerees; (iv) being available to answer questions by the offerees; and (v) providing restricted common shares and warrants to the offeree.

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

On March 20, 2012 the Company authorized the issuance of 27,500 restricted common shares for services rendered pursuant to the terms and conditions of their respective agreements in reliance upon the exemptions from registration provided by Section 4(2), and Regulation D of the Securities Act as follows:

Name

Basis

Shares

Exemption

Financial Insights

Services

12,500

Sec. 4(2)/Reg D

Livingston Securities

Services

15,000

Sec. 4(2)/Reg D

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by the Company  which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

The Company complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to accredited offerees; (iii)

having not violated antifraud prohibitions with the information provided to the offerees; (iv) being available to answer questions by the offerees; and (v) providing restricted common shares and warrants to the offeree.

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

Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,”

“plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-

looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future

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

•     Increase  its  investment  in  MesoCoat  and  acquire  a  controlling  interest  in  Powdermet  by  fiscal year-end 2013.

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

o     Gaining  another  joint  venture  agreement  with  one  or  two  other  major  oil  corporations  by fourth quarter 2012.

o     Completing  construction  of  its  first  operating  plant  in  Euclid,  Ohio  and  begin  producing work  samples  for  certification  and  approval  by  potential  clients  by  the  fourth  quarter

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

Growth Strategy

The Company intends to grow MesoCoat over the next five years by applying the expertise of its board of directors and board of advisors to the expansion of operations on a global basis. Management will rely on both project and investor financing to build new production facilities in emerging markets in a manner dedicated to capturing market share and enhancing shareholder value.

The accomplishment of these objectives relies on either of two growth strategies: i) a conservative or

“organic” strategy that requires an additional $16,000,000 in financing and ii) a moderate strategy which requires early market acceptance and an additional $45,000,000 to $50,000,000 in financing (dependent on the level of cash flow achieved and the level of project debt financing secured). On realizing sufficient financing, MesoCoat plans to launch between six and fifteen operating plants worldwide. Given the wide range of the Company’s assumptions, the growth strategy depends largely upon the successful execution of both marketing plans and plant openings for CermaClad™ and PComP™. Given our strategy of targeting strategic global regions with multiple potential clients with multiple product lines, we believe that it is feasible for us to meet our expectations. Nonetheless, the Company will carefully monitor the risks associated with achieving the goals in each growth scenario to ensure that MesoCoat can meet client expectations.

MesoCoat believes that its first offshore plant will be constructed on a “build to suit” basis in agreement with a full service construction company, which arranges architectural designs, permits, and  offers a leasing or financing arrangement for the cost of the land and the building. The Company has also had discussions with State Development Boards in several jurisdictions which have indicated interest in attracting high technology companies like MesoCoat to their respective areas, with the possibility of offering incentives such as grants and loan guarantees. Another key component of plant location lies in strategic global positioning. We expect to construct production facilities in locations where we can service multiple corporations in multiple industry sectors.  We have identified Brazil as a region of focus due to the significant oil and mining sectors in that country. West Africa is another part of the world that would benefit significantly from the application of MesoCoat’s products since the oil industry in that region has problems of corrosion and high pressure that are similar to those encountered in offshore

Brazilian oil fields.  Locations in the Far East will offer additional opportunities for MesoCoat.

While the Company explores each opportunity it is aware of the inherent risks that often come with operating in offshore markets. Risks might include those associated with politics, currency or even the environment about which we will seek advice from experienced professionals in each offshore jurisdiction. Further, we expect that recent additions to our board of directors and our board of advisors will assist us in successfully navigating these prospective pitfalls based on years of experience within the international arena.

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

•     High Capital Intensity:  The Company will continue to self-finance and act as owner-operator.

•     Medium Capital Intensity: The Company intends to enter into joint venture partnerships, with the

Company being the operator at 51% ownership and the partner at 49% ownership.

•     Low  Capital  Intensity:  The  Company  expects  to  enter  into  joint  ventures  with  supply  chain partners  which  would  act  as  operators  and  financiers  with  51%  ownership  while  the  Company would  act  as  the  technology  supplier  with  49%  ownership.  Within  these  arrangements  we  do  not intend to be a licensor but rather participate in the operations and service end of the businesses.

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

Results of Operations

During the year ended May 31, 2012:

•     We increased our interest in MesoCoat to 51% on a fully diluted basis.

•      We focused our efforts on our interest on the continued development of MesoCoat and its products.

•      We strengthened our management team with industry experts.

•      We prepared corporate governance charters.

•      We completed debt and equity financing in the amount of $3,239,975.

•      We commenced negotiations with prospective joint venture partners in regions, such as Russia,

in which we do not intend to operate on our own.

•      We commenced negotiations with prospective joint venture partners in respect to technological applications that we do not intend to develop on our own.

During the year ended May 31, 2012, the Company assisted MesoCoat with the following developments:

•     Redefining its marketing strategy.

•     Hiring new senior management.

•     Improving its branding.

•     Beginning communication with several new potential joint commercialization partners.

•     Working with Petrobras on fulfilling the terms of the Cooperation Agreement.

•     Accelerating R&D schedules by negotiating favorable engineering contracts with third parties.

•     Breaking ground on a new 11,000 sq. ft. manufacturing plant in Euclid, Ohio; full-scale production from the plant is expected to begin during the first half of 2013; the plant will be able to coat 20,000 square meters of steel pipe with CermaClad™ per year and will be able to fabricate PComP™ products for application in the aerospace, oil and gas, mining and chemical processing industries.

•     Developing relationships with technology incubators like the Houston Technology Center and other industry/trade associations.

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

•     Continuing a collaborative effort with the University of Akron (“UA”) to develop and accelerate commercialization of advanced inorganic coatings directed at reducing the nation’s $300 billion corrosion problem; UA’s Corrosion and Reliability Engineering (CAREs) program and MesoCoat will perform development, testing and risk reduction of advanced inorganic coatings; MesoCoat will provide development engineers and technicians to supervise and train students and new staff to apply CermaClad™ to various metal surfaces.

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

•     Securing a $1 million low interest loan from the State of Ohio to partially fund the construction of the new 11,000 sq. ft. CermaClad™ clad piping manufacturing plant in Euclid.

•     Securing a long term supply contract for PComP™ nanocomposite tungsten carbide thermal spray coating materials with a large industrial pump manufacturer in Canada.

Management has also spent significant time developing an extensive deal sourcing network,  including top international university materials sciences laboratories,  government sponsored laboratories, industry brokers, lawyers and materials sciences’ association executives, as well enlarging its advisory board with specific technology skills.

Net Losses

For the period from June 27, 2006 (inception) until May 31, 2012, the Company incurred net losses of

$6,322,365. Net losses for the year ending May 31, 2012 were $1,119,249 as compared to net losses of

$3,184,984 for the year ending May 31, 2011. The decrease in net losses over the comparative annual periods can be primarily attributed to the realization of an unrecognized gain on the acquisition of

MesoCoat of $1,764,345 and a gain of $988,533 as a result of our equity interest in Powdermet. We do not expect to transition to net profits in the near term as increases in revenue and gross profit are outpaced by increases in operational expenses associated most significantly with increases in general and administrative expenses, professional fees, payroll expenses, research and development costs and depreciation and amortization of existing assets. Although management is constantly evaluating the

Company’s business to ensure operating efficiencies, any expectation of net profit going forward will require further commercialization of products to market. We expect to continue to operate at a loss through fiscal 2013.

Operating Expenses

For the period from inception until May 31, 2012, the Company incurred operating expenses of

$9,901,809. Operating expenses for the year ended May 31, 2012 were $5,413,032 as compared to

$2,679,969 for the year ended May 31, 2011. The increase in operating expenses over the comparative periods can be primarily attributed to increases in general and administrative expenses which increased to

$625,301 for the year ended May 31, 2012 from $163,562 for the year ended May 31, 2011, consulting costs which increased to $928,449 for the year ended May 31, 2012 from $533,876 for the year ended

May 31, 2011, increases in payroll and benefits expense which increased to $741,436 for the year ended

May 31, 2012 from $190,608 for the year ended May 31, 2011, depreciation and amortization for the year ended May 31, 2012 to $302,858 from $5,790 for the year ended May 31, 2011, research in development from $0 for the year ended May 31, 2011 to $737,316 for the year ended May 31, 2012 and stock option expense which increased to $1,311,032 for the year ended May 31, 2012 from $964,439 for the year ended May 31, 2011.

We expect that operating expenses will continue to increase as the Company’s aggressive growth strategy over the next five years will require significant increases in personnel and facilities along with significant research and development to ensure that our products nearing commercialization are brought to market as quickly and as effectively as possible.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-

forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material effect on operations for the period from June

27, 2006 (inception) to May 31, 2012.

Capital Expenditures

The Company has not spent any significant amounts on capital expenditures for the period from June 27,

2006 (inception) to May 31, 2012  except for those amounts spent on plant, property and equipment in the construction of the manufacturing facility in Euclid, Ohio, which amount was $1,312,832 as of May 31,

2012.

Liquidity and Capital Resources

The Company has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of May 31, 2012 the Company current assets of $1,070,054 consisting of cash, accounts receivable, a note receivable from a related party and prepaid expenses, and total assets of $15,192,030  consisting of current assets, investments in property, plant and equipment, patents and licenses, an assignment agreement, its investment in Powdermet and goodwill.

As of May 31, 2012 the Company had current  liabilities of $3,508,908, consisting of accounts payable,

accounts payable to related parties, capital leases, loans payable and accruals, and accrued liabilities, and total liabilities of $4,727,361 consisting of current liabilities, loans payable net of discounts and the non-

current portion of capital leases.

The Company had stockholders’ equity of $10,464,669 and a working capital deficit of $2,438,854 at

May 31, 2012.

For the period from inception until May 31, 2012, the Company’s net cash used in development stage activities was $2,959,135.  Net cash used in development stage activities for the period ending May 31,

2012 were $1,319,285  as compared to $912,198 for the year ended May 31, 2011. Net cash used in development stage activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depreciation,  amortization of discount on debt, and stock option expense offset by equity in investee profit, and the unrealized gain on the MesoCoat acquisition. Actual cash items used, that are not income statement related items, include changes in accounts receivable, accrued liabilities, accrued interest on loans payable, gain on the sale of a capital asset and prepaid expenses. We expect to continue to generate negative cash flow in operating activities until such time as net losses transition to net income.

For the period from inception until May 31, 2012, the Company’s net cash used in investing activities was

$5,805,395. Net cash used in investing activities for the year ending May 31, 2012, was $391,509 as compared to $3,804,394 for the year ending May 31, 2011. Net cash used in investing activities in the current period can be primarily attributed to the purchase of property, plant and equipment, investments in

MesoCoat and capitalized patents and licenses offset by proceeds from the sale of capital assets and net cash assumed in the acquisition of MesoCoat. We expect to continue to generate negative cash flow in investing activities as we increase our investment in MesoCoat and in property, plant and equipment.

For the period from inception until May 31, 2012, the Company’s net cash provided by financing activities was $9,624,096. Net cash provided by financing activities for the year ending May 31, 2012 was

$2,570,360 as compared to $4,676,028 for the year ending May 31, 2011. Net cash flow provided by financing activities in the current period is attributable to proceeds from the sale of common stock and loans payable offset by payments on loans payable. We expect to continue to generate positive cash flow from financing activities as the Company seeks new rounds of financing to build its business.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require debt or equity financing. We had no commitments or arrangements for financing at May 31, 2012 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits.  Therefore,

despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers and directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment except in connection with the completion of the manufacturing facility under construction in Euclid, Ohio.

MesoCoat has obtained verbal commitments for future capital expenditures from the Company and

Powdermet to fund any shortfalls (including plant and equipment) in the construction of the Euclid facility should it not be able to raise funds in the normal course of business.  Further, MesoCoat has secured a $1,000,000 loan from the Ohio Third Frontier program that can be drawn down at any time in connection with the new manufacturing facility should such action be necessary to complete the building.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of May 31, 2012, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to its ability to continue as a going concern as a result of net losses of $6,322,365 and a working capital deficit of $2,438,854 as of May 31, 2012. Our ability to continue as a going concern is dependent on realizing net income from operations, gains on investment,  obtaining funding from outside sources or realizing some combination of these objectives.

Management’s plan to address the Company’s ability to continue as a going concern includes: (i)

obtaining funding from the private placement of debt or equity; (ii) net income from operations; (iii)

realizing a gain from its investment in Powdermet; (iv) converting debt to equity; and (v) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Critical Accounting Policies

The notes to the audited financial statements for the Company for the years ended May 31, 2012 and

2011, included in this Form  10-K, discusses those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally (GAAP) accepted in the United States of America.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended May 31, 2012 and 2011 are attached hereto as F-1 through F-54.

Abakan Inc.

(A Development Stage Company)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets for the years ended May 31, 2012 and 2011

F-3

Consolidated Statements of Operations for the years ended May 31, 2012 and 2011, and cumulative amounts from development stage activities (June 27, 2006 (Inception) through May 31, 2012)

F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the period from inception on

June 27, 2006 through May 31, 2012

F-5

Consolidated Statements of Cash Flows for the years ended May 31, 2012 and 2011, and cumulative amounts from development stage activities (June 27, 2006 (Inception) through May 31, 2012)

F-10

Notes to the Consolidated Financial Statements

F-12

SKODA MINOTTI

CPAs, BUSINESS & FINANCIAL ADVISORS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Abakan, Inc. (a development stage company)

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Abakan,  Inc.  as  of  May  31,  2012  and

2011,  and  the  related  consolidated  statements  of  operations,  stockholders’  equity  (deficit)  and  cash  flows for the years  then  ended  and  for the period  from  June 27, 2006  (date of  inception) through  May 31,  2012.

These  financial  statements  are  the  responsibility  of  the  Company’s  management.   Our  responsibility  is  to

express  an  opinion  on  these  consolidated  financial  statements  based  on  our  audits.   We  did  not  audit  the

financial  statements  for  the  period  June  27,  2006  (date  of  inception)  through  May  31,  2010.    Those

statements  were  audited  by  other  auditors  whose  report  has  been  furnished  to  us,  and  our  opinion  on  the statements  of  operations,  stockholders’  equity  (deficit),  and  cash  flows  for  the  period  June  27,  2006  (date of inception) through May 31, 2012, insofar as it relates to  the amounts for prior periods through May 31,

2010, is based solely on the report of the other auditors.

We  conducted  our  audits  in  accordance  with  the  standards  of  the  Public  Company  Accounting  Oversight

Board  (United  States).   Those  standards  require  that  we  plan  and  perform  the  audits  to  obtain  reasonable

assurance  about  whether  the  financial  statements  are  free  of  material  misstatement.   The  Company  is  not

required to have,  nor were we  engaged to perform, an audit of its internal control over financial reporting.

Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that  are  appropriate  in  the  circumstances,  but  not  for  the  purpose  of  expressing  an  opinion  on

the  effectiveness  of  the  Company’s  internal  control  over  financial  reporting.   Accordingly,  we  express  no

such  opinion.   An  audit  also  includes  examining,  on  a  test  basis,  evidence  supporting  the  amounts  and disclosures  in  the  financial  statements,  assessing  the  accounting  principles  used  and  significant  estimates

made  by  management,  as  well  as  evaluating  the  overall  financial  statement  presentation.   We  believe  that

our audits provide a reasonable basis for our opinion.

In  our  opinion,  the  consolidated  financial  statements  referred  to  above  present  fairly,  in  all  material respects,  the  financial  position  of  Abakan,  Inc.  at  May  31,  2012  and  the  results  of  their  operations  and their  cash  flows  for  the  periods  described  above  in  conformity  with  accounting  principles  generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a

going  concern.   As  discussed  in  Note  3  to  the  financial  statements,  the  Company  has  incurred  net  losses

since   inception   in   the   amount   of   $6,322,365   and   a   working   capital   deficiency   of   $2,438,854.

Management’s  plans  concerning  these  matters  are  also  described  in  Note  3.   The  accompanying  financial

statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Skoda Minotti

Skoda Minotti

Mayfield Village, Ohio

September 11, 2012

Cleveland /  6685 Beta Drive, Mayfield Village, Ohio 44143 / ph 440 449 6800 / fx 440 646 1615

Akron / 3875 Embassy Parkway, Suite 200, Fairlawn, Ohio 44333 / ph 330 668 1100 / fx 440 646 1615

Skoda Minotti / Certified Public Accountants / www.skodaminotti.com

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

May 31,

May 31,

2012

2011

ASSETS

Current  assets

Cash and cash equivalents

$

859,566     $

-

Accounts receivable

22,854

-

Note receivable - related parties

4,500

4,500

Prepaid expenses (Note 7)

183,134

16,200

Prepaid expenses - related parties

-

1,485

Total current  assets

1,070,054

22,185

Noncurrent  assets

Property, plant  and equipment, net  (Note 4)

3,021,088

4,630

Patents and  licenses, net  (Note 5)

7,776,315

-

Assignment  agreement – MesoCoat (Note 6)

250,000

250,000

Investment  deposit  on MesoCoat investment  (Note 8)

-

2,050,000

Investment  - MesoCoat  (Note 8)

-

858,418

Investment  - Powdermet  (Note 8)

2,710,189

1,721,656

Goodwill

364,384

-

Total Assets

$

15,192,030     $

4,906,889

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

425,868    $

202,017

Accounts payable - related parties (Note 13)

80,773

79,214

Capital leases - current portion

42,999

-

Loans payable,  net of discounts of $456,164 (Note 10)

2,465,165

70,600

Accrued interest - loans payable (Note 10)

183,106

41,532

Accrued liabilities

310,997

139,689

Total current liabilities

3,508,908

533,052

Non-current liabilities

Loans payable, net of discounts of $601,940 (Note 10)

1,146,277

1,400,914

Capital leases - non-current portion

72,176

-

Total liabilities

4,727,361

1,933,966

Commitments and contingencies (Note 15)

Stockholders' equity (Note 11)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

authorized, 61,465,445 issued and outstanding - May 31, 2012,

59,247,425 issued and outstanding - May 31, 2011

6,147

5,924

Paid-in capital

13,321,527

8,330,530

Subscription receivable

-

(165,465)

Contributed capital

5,050

5,050

Accumulated deficit during the development stage

(6,322,365)

(5,203,116)

7,010,359

2,972,923

Non-controlling interest

3,454,310

-

Total stockholders' equity

10,464,669

2,972,923

Total liabilities and stockholders' equity

$

15,192,030    $

4,906,889

See accompanying notes to the consolidated financial statements.

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

Cumulative

amounts from

development stage

activities

For the years ended

June 27, 2006

May 31,

(Inception) to

2012

2011

May 31, 2012

Revenues

Commercial

$

77,391     $

-     $

77,391

Contract  and grants

2,098,754

-

2,098,754

Other income

763,283

-

764,879

2,939,428

-

2,941,024

Cost of Revenues

1,049,198

-

1,049,198

Gross profit

1,890,230

-

1,891,826

Expenses

General and administrative

625,301

163,562

895,267

Professional fees

246,743

172,504

569,801

Professional fees - related parties

60,000

60,000

165,000

Consulting

928,449

533,876

1,704,295

Consulting  - related parties

306,580

393,900

1,239,980

Payroll and  benefits expense

741,436

190,608

998,305

Depreciation and amortization

302,858

5,790

332,084

Research and development

737,316

-

737,316

Impairment  of asset

-

-

180,000

Stock expense on note conversion

153,317

195,290

490,977

Stock options expense

1,311,032

964,439

2,588,784

Total expenses

5,413,032

2,679,969

9,901,809

Loss from operations

(3,522,802)

(2,679,969)

(8,009,983)

Other (expense)  income

Interest expense:

Interest - loans

(273,117)

(36,000)

(325,745)

Interest - related parties

(1,118)

(811)

(6,560)

Liquidated damages

-

(250,000)

(250,000)

Amortization of discount  on debt

(475,374)

(137,490)

(612,864)

Total interest  expense

(749,609)

(424,301)

(1,195,169)

Interest income

242

2,125

4,371

Loss on debt  settlement

--

(5,257)

(5,257)

Gain on debt  settlement

56,543

200,709

257,252

Gain on sale of assets

429,717

-

429,717

Unrealized gain on MesoCoat  acquisition

1,764,345

-

1,764,345

Equity in Powdermet  income

988,533

71,656

1,060,189

Equity in MesoCoat loss

(44,408)

(349,947)

(586,020)

Total Other (expense)  income

2,445,363

(505,015)

1,729,428

Net (loss) before non-controlling  interest

(1,077,439)

(3,184,984)

(6,280,555)

Non-controlling  interest  in MesoCoat Loss

(41,810)

-

(41,810)

Net (loss) attributable to  Abakan Inc.

(1,119,249)

(3,184,984)

(6,322,365)

Provision for income taxes

-

-

-

Net (loss)

$

(1,119,249)     $

(3,184,984)     $

(6,322,365)

Net (loss) per share - basic

$

(0.02)     $

(0.06)

Net (loss) per share - diluted

$

(0.02)     $

(0.06)

Weighted average  number of common

shares outstanding  - basic

59,752,413

57,058,470

Weighted average  number of common

shares outstanding  - diluted

59,752,413

57,058,470

See accompanying notes to the consolidated financial statements.

ABAKAN, INC.

(Formerly  known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT)

Accumulated

Deficit

Non-

During

Total

Contributed

Subscription

controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Interest

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

-     $

-     $

(28,079)     $

50,063

Net (loss) for the year

(28,993)

(28,993)

Balance, May 31, 2008 (Restated)

225,565,000     $

22,557     $

55,585     $

-     $

-     $

-     $

(57,072)     $

21,070

Common Shares  cancelled to directors

(17,531)

17,531

-

-

-

September 2, 2008

(175,300,000)

-

Contributed Capital

-

-

-

5,050

-

-

-

5,050

Net (loss) for the year

(354,363)

(354,363)

Balance, May 31, 2009

50,265,000     $

5,026     $

73,116     $

5,050     $

-     $

-     $

(411,434)     $

(328,242)

Private placement, closed December 16,

2009 for $0.50 per share

4,200,000

420

2,099,580

-

-

-

-

2,100,000

Debt Converted into stock December 16,

2009 for $0.60 per share, including costs

of $102,370

400,000

40

342,330

-

-

-

-

342,370

Subscription receivable from above private

placement

-

-

-

-

(1,750)

-

-

(1,750)

Common shares issued services on April

26, 2010

150,000

15

89,985

-

-

-

-

90,000

Common shares issued services on April

30, 2010

100,000

10

99,990

-

-

-

-

100,000

Stock options  expense

-

-

313,313

-

-

-

-

313,313

Net (loss) for the year

(1,606,698)

(1,606,698)

Balance, May 31, 2010

55,115,000     $

5,511     $

3,018,313     $

5,050     $

(1,750)     $

-     $

(2,018,132)     $

1,008,992

See accompanying  notes to the consolidated  financial statements.

ABAKAN, INC.

(Formerly  known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) - CONTINUED

Accumulated

Deficit

Non-

During

Total

Contributed

Subscription

controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Interest

Stage

Equity

Balance forwarded, May 31, 2010

55,115,000     $

5,511     $

3,018,313     $

5,050     $

(1,750)     $

-    $

(2,018,132)     $

1,008,992

Private placement for  cash, closed

October 21, 2010 for $0.75 per share

566,667

57

424,943

-

-

-

-

425,000

Debt Converted into stock October 21,

2010 for $0.82 per share, including

costs of $37,333

533,333

53

437,280

-

-

-

-

437,333

Private placement for  cash, closed

October 22, 2010 for $0.75 per share

1,660,000

166

1,244,834

-

-

-

-

1,245,000

Common shares issued for services  on

November 16, 2010

60,000

6

60,594

-

-

-

-

60,600

Debt Converted into stock December

10, 2010 for $0.75 per share,

including costs of $23,400

90,000

9

90,891

-

-

-

-

90,900

Common shares issued for services  on

December 10, 2010

150,000

15

152,985

-

-

-

-

153,000

Private placement for  cash, closed

January 27, 2011 for $1.00 per share

160,000

16

159,984

-

-

-

-

160,000

Common shares issued for assignment

agreement on March 15, 2011

150,000

15

149,985

-

-

-

-

150,000

Debt Converted into stock March 25,

2011 for $1.00 per share, including

costs of $4,557

56,960

6

61,511

-

-

-

-

61,517

Common shares issued for services  on

May 2, 2011

50,000

5

49,995

-

-

-

-

50,000

Common shares issued for services  on

May 11, 2011

60,000

6

49,194

-

-

-

-

49,200

Private placement for  cash, closed May

17, 2011 for $1.00 per share

115,000

11

114,989

-

-

-

-

115,000

Common shares issued for services  on

May 20, 2011

15,000     $

1     $

18,599     $

-     $

-     $

-    $

-     $

18,600

May 31, 2011 continued on following

page

See accompanying  notes to the consolidated  financial statements.

ABAKAN, INC.

(Formerly  known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) – CONTINUED

Accumulated

Deficit

Non-

During

Total

Common Stock

Paid-in

Contributed

Subscription

controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Interest

Stage

Equity

May 31, 2011 continued from previous

page

Private placement for  cash, closed May 25,

2011 for $1.00 per share

65,465     $

7     $

65,458    $

-   -  $

-     $

-     $

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

-

-

100,000

Subscription receivable from above private

placement

-

-

-

-

(100,000)

-

-

(100,000)

Debt Converted into stock May 31, 2011

for $1.00 per share, including  costs of

$114,400

220,000

22

334,378

-

-

-

-

334,400

Subscription receivable write off from

December 16, 2009

-

-

-

1,750

-

-

1,750

Beneficial conversion warrant valuation

for convertible debts

-

-

736,576

-

-

-

-

736,576

Stock options  expense

-

-

964,439

-

-

-

-

964,439

Net (loss) for the year

(3,184,984)

(3,184,984)

Balance, May 31, 2011

59,247,425     $

5,924     $

8,330,530     $

5,050     $

(165,465)     $

-     $

(5,203,116)     $

2,972,923

Private placement for  cash closed June 6,

2011 for $1.00 per share

20,000

2

19,998

-

-

-

-

20,000

Private placement for  cash closed June 10,

2011 for $1.00 per share

20,000

2

19,998

-

-

-

-

20,000

Debt  converted into stock June 10, 2011

for $1.00 per share, including  costs of

$5,500

10,000

1

15,499

-

-

-

-

15,500

May 31, 2012 continued on following

page

See accompanying  notes to the consolidated  financial statements.

ABAKAN, INC.

(Formerly  known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) – CONTINUED

Accumulated

Deficit

During

Total

Common Stock

Paid-in

Contributed

Subscription

Non-controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Interest

Stage

Equity

May 31, 2012 continued from previous

page

Common shares issued for services  on

June29, 2011

50,000     $

5      $

75,995     $

-     $

-     $

-    $

-    $

76,000

Private placement for  cash, closed July 6,

2011 for $1.00 per share

30,000

3

29,997

-

-

-

-

30,000

Common shares issued for services  on

December 2, 2011

20,000

2

23,598

-

-

-

-

23,600

Private placement for  cash, closed February

20, 2012 for $1.00 per share

300,000

30

299,970

-

-

-

-

300,000

Debt  converted into stock February 20, 2012

for $1.00 per share, including  costs of

$12,648

421,595

42

434,201

-

-

-

-

434,243

Common shares issued for services  on

February 20, 2012

20,000

2

20,598

-

-

-

-

20,600

Private placement for  cash, closed March 16,

2012 for $1.00 per share

382,000

38

381,962

-

-

-

-

382,000

Debt  converted into stock March 16, 2012

for $1.00 per share, including  costs of

$76,300

218,000

22

294,278

-

-

-

-

294,300

Common shares issued for services  on March

20, 2012

27,500

3

39,047

-

-

-

-

39,050

Private placement for  cash, closed April 20,

2012 for $1.60 per share

18,438

2

29,498

-

-

-

-

29,500

Debt  converted into stock April 20, 2012 for

$1.60 per share, including costs of $29,219

26,562

3

71,716

-

-

-

-

71,719

Private placement for  cash, closed April 23,

2012 for $1.60 per share

200,000

20

319,980

-

-

-

-

320,000

Private placement for  cash, closed April 24,

2012 for $1.60 per share

74,550

7

119,193

-

-

-

-

119,200

Debt  converted into stock April 24, 2012,

including costs of $5,650

5,000

1

13,649

-

-

-

-

13,650

May 31, 2012 continued on following page

See accompanying  notes to the consolidated  financial statements.

ABAKAN, INC.

(Formerly  known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) – CONTINUED

Accumulated

Deficit

During

Total

Common Stock

Paid-in

Contributed

Subscription

Non-controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Interest

Stage

Equity

May 31, 2012 continued from

previous page

Private placement for  cash,

closed April 25, 2012 for $1.60

per share

15,625    $

2     $

24,998     $

-     $

-      $

-

$

-    $

25,000

Private placement for  cash,

closed May 29, 2012 for $1.60

50,000

5

79,995

-

-

-

-

80,000

Private placement for  cash,

closed May 30, 2012 for $1.60

per share

268,750

27

429,973

-

-

-

-

430,000

Debt  converted into stock May

30, 2012 for $1.60 per share,

including costs of $24,000

40,000

4

87,996

-

-

-

-

88,000

Subscription receivables received

from May 25 and 29, 2011

-

-

-

-

165,456

-

-

165,456

Purchase of controlling interest

from non-controlling interest

on July 13, 2011

-

-

-

-

-

3,412,500

-

3,412,500

Beneficial conversion warrant

valuation  for convertible debts

-

-

846,133

-

-

-

-

846,133

Stock options expense

-

-

1,312,725

-

-

-

-

1,312,725

Net  loss for the year

-

-

-

-

-

41,810

(1,119,249)

(1,077,439)

Balance May 31, 2012

61,465,445     $

6,147   $

13,321,527     $

5,050    $

-      $

3,454,310    $

(6,322,365)    $

$10,464,669

See accompanying  notes to the consolidated  financial statements.

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts from

development stage

activities

For the years ended

June 27, 2006

May 31,

(Inception) to

2012

2011

May 31, 2012

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

Net (loss) before non-controlling interest

$

(1,077,439)    $

(3,184,984)      $

(6,280,551)

Adjustments to reconcile net (loss) to net

cash provided by (used in) development stage activities:

Depreciation and amortization

302,858

5,790

332,084

Amortization of discount on debt

475,374

137,490

612,864

Stock options  expense

1,311,032

964,439

2,588,784

Stock expense from note conversion

153,317

195,290

490,977

Stock issued for services

159,250

331,401

680,651

Equity in investee loss

44,408

278,292

514,365

Equity in investee profit

(988,533)

-

(988,533)

Unrealized gain on MesoCoat acquisition

(1,764,345)

-

(1,764,345)

Gain  on sale of capital asset

(429,717)

-

(429,717)

Changes in operating assets and liabilities:

Accounts receivable

148,603

-

148,603

Notes receivable - related parties

-

4,000

(4,500)

Prepaid expenses

(166,934)

8,951

(197,287)

Prepaid expenses  - related parties

1,485

12,667

14,152

Accounts payable

299,070

129,118

639,558

Accounts payable - related parties

1,562

97,073

163,504

Accrued interest - related parties

-

-

2,664

Accrued interest - loans payable

104,961

35,847

159,404

Accrued liabilities

105,763

72,428

178,191

Waste to Energy Group Inc.

-

-

180,000

Total adjustments

(241,846)

2,272,786

3,321,420

NET CASH PROVIDED BY/ (USED IN) DEVELOPMENT

STAGE ACTIVITIES

(1,319,285)

(912,198)

(2,959,135)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, equipment and website

(1,073,018)

(4,394)

(1,106,874)

Proceeds  from sale of capital assets

470,000

-

470,000

MesoCoat - minority interest, net of cash assumed in business combination

1,059,764

(2,050,000)

(2,390,266)

Investment in Mesocoat

(750,070)

--

(750,070)

Powdermet  - minority interest

-

(1,650,000)

(1,650,000)

Assignment agreement - MesoCoat

-

(100,000)

(100,000)

Capitalized patents and licenses

(98,185)

-

(98,185)

Waste to Energy Group Inc.

-

-

(180,000)

NET CASH USED IN INVESTING ACTIVITIES

(391,509)

(3,804,394)

(5,805,395)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds  from sale of common stock

1,755,700

1,997,999

5,931,841

Proceeds  from loans payable

1,079,485

2,625,769

3,851,287

Payments  on loans payable

(375,651)

-

(375,651)

Proceeds  from loans payable - related parties

-

79,680

79,680

Payments  on loans payable - related parties

-

(27,420)

21,063

Repayments  of capital leases

(54,639)

-

(54,639)

Stock issuable

165,465

--

165,465

Proceeds  from capital contributed

-

-

5,050

NET CASH PROVIDED BY FINANCING ACTIVITIES

2,570,360

4,676,028

9,624,096

NET INCREASE (DECREASE)  IN CASH AND CASH

EQUIVALENTS

859,566

(40,564)

859,566

CASH AND CASH EQUIVALENTS, BEGINNING OF

PERIOD

-

40,564

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

859,566     $

-     $

859,566

See accompanying notes to the consolidated financial statements.

ABAKAN, INC.

(Formerly  known as Waste to Energy Group, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Supplemental Disclosures:

Cash paid for income taxes

$

-

$

-

$

-

Cash paid for interest

$

-

$

964

$

964

Supplemental Non-cash Disclosures:

Notes and accounts payable converted to stock

Accounts payable - related parties

$

(188,460)

$

(141,960)     $

(394,431)

Loans payable

(567,895)

(625,169)

(1,218,064)

Accrued interest

(7,737)

(4,331)

(12,068)

Notes payable - related parties

--

-

(99,515)

Accrued interest  - related parties

--

-

(9,724)

Common stock

764,092

774,460

1,738,552

Subscription payable

-

(3,000)

(3,000)

Subscription receivable

-

-

(1,750)

$

-

$

-

$

-

Stock issued for assignment agreement - MesoCoat

Assignment agreement - MesoCoat

$

-

$

(150,000)

$

(150,000)

Common stock

-

150,000

150,000

$

-

$

-

$

-

Capital lease equipment acquired

Property, plant and equipment

$

126,907

$

-

$

126,907

Capital lease payable

(126,907)

-

(126,907)

$

-

$

-

$

-

Non-cash write off of balances

Accounts payable - related parties

$

-

$

52,030

$

52,030

Loans payable

-

(156)

(156)

Accrued interest

-

(553)

(553)

Notes payable - related parties

-

(52,260)

(52,260)

Accrued interest  - related parties

-

(811)

(811)

Subscription receivable

-

1,750

1,750

$

-

$

-

$

-

Accounts payable converted to Notes Payable

Accounts payable

$

155,161

$

-

$

155,161

Notes payable

$

(155,161)

$

-

$

(156,161)

$

-

$

-

$

-

Beneficial conversion valuation

Additional paid-in capital

$

815,669

$

736,576

$

1,241,449

Discount on convertible debts

(815,669)

(736,576)

(1,241,449)

$

-

$

-

$

-

Stock issued for consideration for subscription receivable

Subscription receivable

$

-

$

165,465

$

165,465

Common stock

-

(17)

(17)

Paid in capital

-

(164,448)

(164,448)

$

-

$

-

$

-

Controlling interest purchase - MesoCoat

Accounts receivable

$

171,457

$

-

$

171,457

Property and equipment, net

1,899,598

-

1,899,598

Patents and licenses, net

7,938,206

-

7,938,206

Total assets

$

10,009,261      $

-

$

10,009,261

Accounts payable

(268,398)

-

(268,398)

Capital leases

(42,907)

-

(42,907)

Loans Payable and accrued interest

(2,233,474)

-

(2,233,474)

Other accrued liabilities

(65,545)

-

(65,545)

Total liabilities

$

(2,610,324)      $

-

$

(2,610,324)

Net assets

7,398,937

-

7,398,937

Non-controlling interest equity

(3,412,500)

-

(3,412,500)

Goodwill

364,384

-

364,384

Investment in MesoCoat

(1,849,665)

-

(1,849,665)

MesoCoat net assets received

$

2,501,156

$

-

$

2,501,156

See accompanying notes to the consolidated financial statements.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

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

Unless the context indicates otherwise, all references herein to the “Company”, “we,” “us,” and “our”

refer to Abakan Inc. and its consolidated subsidiaries. The Company is in the development stage as defined  under FASB ASC 915-10, "Development Stage Entities."

On December 10, 2009 the Company purchased a thirty-four percent (34%) interest in MesoCoat, Inc.

("MesoCoat"), and on July 13, 2011 purchased an additional seventeen percent (17%), for an aggregate total of fifty-one percent (51%) of the outstanding stock of MesoCoat.

MesoCoat (formerly “Powdermet Coating Technologies,  Inc.”) was incorporated in Nevada as a wholly owned subsidiary of Powdermet, Inc. (“Powdermet”) on May 18, 2007. Operations began in 2008 and effective March 31, 2008 it was renamed as MesoCoat. Future success of operations is subject to several technical hurdles and risk factors, including satisfactory product development, regulatory approval and market acceptance of MesoCoat’s products and its continued ability to obtain future funding. MesoCoat is currently in the development stage, as operations consist primarily of research and development expenditures, and revenues from planned principal operations that have not yet been realized. MesoCoat has invested heavily in intellectual property, machinery and equipment to initiate the research and development of its core technology. Currently, MesoCoat’s revenue consists almost entirely of government grants and cooperative reimbursement agreements.

On March 21, 2011, the Company purchased 596,813 shares of Powdermet from Kennametal,  Inc., an unrelated party, equal to a fully diluted 41% interest in Powdermet.

Powdermet was formed in 1996 as an Ohio corporation and has since developed a product platform of advanced materials solutions derived from nano-engineered particle agglomerate technology and derived hierarchically structured materials.  Powdermet also owns 49% of MesoCoat.

On June 8, 2011, the Company formed a wholly owned subsidiary company named, AMP Distributors,

Ltd. (“AMP Distributors”), a Grand Cayman corporation. AMP Distributors was formed to distribute

MesoCoat products to consumer markets.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 1 – BUSINESS - continued

The Company’s plan of operation is to acquire interests in early stage companies. Since those firms are typically pre-commercialization, it is anticipated that each firm the Company decides to acquire will need successive rounds of financing to fund research & development, lengthy qualification periods, sales and marketing efforts. However, this may not necessarily be the case if the Company acquires a new technology company with existing sales or we agree to a licensing strategy.

The Company’s acquisition strategy is to make sure it negotiates upfront future ownership based on a series of value creating steps whereby we have the right to continue or discontinue investing based on an investee meeting those milestone steps. Our approach allows management to forecast potential financing needs of any given firm in stages to plan for present and future fundraising efforts.  Further,  our approach also enables the Company to hedge its investing if it feels a company is not performing up to the goals that were anticipated during the negotiating process. By taking this approach, each investee company is expected to reach certain operating milestones prior to receiving the next round of fundraising or us exercising our next round of acquisition.

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

Concentration in Sales to Few Customers

In the year ended May 31, 2012, our government contracts accounted for 71% of our revenues.

Cash in Excess of FDIC Insured Limits

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits.

Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At May

31, 2012 and 2011, we had approximately $207,239 and none, respectively, in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Consolidation Policy

The accompanying May 31, 2012 financial statements include the Company’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s ownership of its subsidiaries as of May 31, 2012 is as follows:

Name of Subsidiary

Percentage of Ownership

AMP Distributors

100%

MesoCoat, Inc.

51%

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2012.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments - continued

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, accounts receivable, accounts payable, and notes payable are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of note payable to stockholder approximates its fair value because the interest rates associated with the instrument approximates current interest rates charged on similar current borrowings.  The Company does not have other financial assets that would be characterized as Level 2, but we do feel that our investment in Powdermet would be characterized as

Level 3 assets.

Non-Controlling Interest

Non-controlling interest represents the minority members’ proportionate share of the equity of MesoCoat,

Inc.  The Company’s controlling interest in MesoCoat requires that its operations be included in the consolidated financial statements.  The equity interest of MesoCoat that is not owned by the Company is shown as non-controlling interest in the consolidated financial statements.

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting, in accordance with ASC 323.

Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Equity in (Investee)

income (loss)” in the Statements of Operations. The Company’s carrying value in an equity method investee company is reflected in the caption “Investment – (Investee)” in the Company’s Balance Sheets.

Occasionally, we may make payments towards our investment in investee companies. As we make those deposits on our total investment, we account for those payments on our balance sheet as “Investment deposits in (investee).” When we complete the total investment amount, these amounts are moved into the individual investment accounts discussed above.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

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

Development Stage Enterprise

At May 31, 2012, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

Accounts receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on management's periodic review of accounts,

including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of May 31, 2012 management has determined that no allowance for doubtful accounts is required.

Notes Receivable

Notes receivable are stated at face value, plus any accrued interest earned. The Company analyzes each note receivable each period for probability of collectability. Notes are considered in default when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of May 31, 2012 and 2011, management has determined that no occurrence of default exists.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization.

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

Asset construction in progress

Construction in progress assets, represent assets that are in process of construction and rehabilitation in order to bring them to operational status. All costs are captured in a separate Construction in Progress account, and are included in the “Property, plant and equipment – net” amounts, and when the asset is ready to enter service, the total costs are capitalized and depreciation commences per the schedule below.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Depreciation

Depreciation is computed on the straight-line method net of salvage value with useful lives as follows:

Computer equipment and software

3 - 5 years

Office furniture and equipment

5 - 7 years

Machinery and equipment

7 - 10 years

Leasehold improvements

balance of lease term

Patent and technology licenses

Patent costs are recorded at the cost to obtain the patent and are amortized on a straight-line basis over their estimated useful lives up to 20 years, beginning when the patent is secured by the Company. License costs are recorded at the cost to obtain the license and are amortized on a straight-line basis over effective term of the license, up to 15 years.

Indefinite-lived Intangible Assets

In accordance with GAAP, Intellectual Property – Research and Development in the amount of $6,120,200 related to the acquisition of MesoCoat, will not be amortized and will be reviewed for impairment on an annual basis starting fiscal year ending May 31, 2013, due to its indefinite life.

Goodwill

In accordance with GAAP, goodwill in the amount of $364,384 related to the acquisition of MesoCoat will be evaluated for impairment on an annual basis starting fiscal year ending May 31, 2013.

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

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price if fixed or determinable, and collectability is reasonably assured.

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

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $737,316 and none for the years ended May 31, 2012 and 2011,

respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses are included in general and administrative expense in the accompanying statement of operations. Total advertising expenses were

$14,376 and $950 for the years ended May 31, 2012 and 2011, respectively.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of sales for all periods presented.

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

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

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

2012 and 2011, the Company has not recognized any impairment associated with long lived  assets.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

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

As of May 31, 2012 and 2011, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

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

Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued (Note 19).

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period of June 27, 2006 (inception) to the year ended May 31, 2012, of $6,322,365, and a working capital deficit of $2,438,854.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to develop additional sources of capital,

and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock, debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

May 31, 2012

May 31, 2011

Machinery and equipment

$

427,641

$

-

Construction in progress

2,617,196

-

Computer equipment and office furniture

35,369

12,856

Leasehold improvements

53,818

-

3,134,024

12,856

Less accumulated depreciation and amortization

(112,936)

(8,226)

$

3,021,088

$

4,630

Depreciation and amortization expense was $42,782 and $2,290 for the years ended May 31, 2012 and

2011, respectively. On July 13, 2011 we completed our second purchase of ownership in MesoCoat, Inc,

as more fully discussed in Note 8. Because of consolidation of MesoCoat’s accounting with ours we acquired  $1,961,526 of property and equipment, and accumulated depreciation of $61,928.

NOTE  5  –  PATENTS  AND L ICENSES

Patents and licenses consist of the following:

May 31, 2012

May 31, 2011

Patents

$

72,991    $

-

Website

21,000

21,000

Intellectual Property Research and Development

6,120,200

-

Licenses

1,843,200

-

8,057,391

21,000

Less accumulated amortization

(281,076)

(21,000)

$

7,776,315    $

-

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE  5  –  PATENTS  AND L ICENSES –  continued

Amortization expense was $260,076  and $3,500 for the years ended May 31, 2012 and 2011,

respectively. In the year ended May 31, 2012, we have capitalized an additional $98,185 on patents and licenses, and have begun amortizing those according to our policy. On July 13, 2011 we completed our second purchase of ownership in MesoCoat, Inc., as more fully discussed in Note 8. Due to the consolidation of MesoCoat’s accounts with our own we gained all of the above assets.

Future amortization patents and licenses are presented in the table below:

For the years ended May 31,

2013

288,398

2014

288,398

2015

288,398

2016

288,398

2017 and beyond

502,523

$   1,656,115

Patent license agreement

The Company has an exclusive commercial patent license agreement with a third party which requires the

Company to invest in the research and development of technology and the market for products by committing to a certain level of personnel hours and $350,000 of expenditures.

The patent license agreement required a total of $50,000 in execution fees which are included in intangible assets. The patent license agreements requires royalty payments equal to 2.5% of net sales of the product sold by the Company beginning after the first commercial sale. For the first calendar year after the achievement of a certain milestone and the following two calendar years during the term of the agreement, the Company will pay a minimum annual royalty payment of $10,000, $15,000 and $20,000 respectively. A total of $15,000 in royalty payments have been made through May 31, 2012.

NOTE 6 – ASSIGNMENT AGREEMENT – MESOCOAT

On March 25, 2011, the Company entered into an assignment agreement (the Agreement) whereby it would assume the exclusive rights to distribute MesoCoat’s products intended for applications specific to the oil and gas pipeline industry in consideration of $250,000 (Note 11).  The Agreement was entered into with a company who entered into an exclusive distribution agreement with MesoCoat dated October 10,

2008 which was in effect for 10 years following the original date of the exclusive distribution agreement.

On May 31, 2011, the Company completed the transfer of consideration and assumed all rights to the agreement.  As of May 31, 2012, the Company will amortize the Agreement over the remaining term of

88 months.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 7 – PREPAID EXPENSES

Prepaid expenses consisted of the following at May 31, 2012:

Name

Description

Amount

Steven Ferris

Prepayment retainer for services

$

7,500

Better Investing

Prepayment retainer for services

4,125

Urish Popeck & Co

Prepayment retainer for valuation

8,000

Optiminera SA

Prepayment retainer for services

76,500

The Money Channel

Prepayment retainer for services

8,775

Crystal Research Associates

Prepayment retainer for services

41,667

Hall, Lamb, & Hall

Prepayment retainer for legal fees

29,572

Deposits

Prepayment retainer for services

6,995

Total

$

183,134

Prepaid expenses consisted of the following at May 31, 2011:

Name

Description

Amount

Steven Ferris

Prepayment retainer for services

$

16,200

NOTE 8 – INVESTMENT IN NON-CONTROLLING INTEREST

MesoCoat, Inc.

MesoCoat, Inc. (“MesoCoat”) is an Ohio based nanotechnology materials science business in which the

Company previously held a fully diluted  thirty four percent (34%) equity interest, 79,334 shares of common stock, with the option to acquire up to a seventy five percent (75%) interest.

On December 8, 2010, the Company amended the Investment Agreement with MesoCoat to extend the time frame in which we hold the exclusive option to acquire a fully diluted 51% interest in MesoCoat until the later of January 31, 2011 or five business days subsequent to the completion of MesoCoat’s May

31, 2010 audit. As of May 31, 2011, we made the above discussed deposits on the next stage of our investment, and we completed our next stage of investment on July 13, 2011, and have acquired an additional 86,156 shares of common stock from MesoCoat in exchange for $2,800,000. Accordingly, in subsequent periods since our ownership has increased to a fully diluted 51% and we can affect control, we have consolidated the financials of MesoCoat into ours.

As of May 31, 2012, we advanced to MesoCoat, $787,550, which represent deposits on our next stage of investment in their company. These amounts are offset by the corresponding equity on MesoCoat’s books and are eliminated through the consolidation as intercompany accounts.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 8 – INVESTMENT IN NON-CONTROLLING INTEREST – continued

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

Investment balance, July 12, 2011

$

814,010

Below is a table with summary financial results of operations and financial position of MesoCoat:

MesoCoat Inc.

UNAUDITED

For the period June 1 –

For the year ended

July 12, 2011

May 31, 2011

Equity Percentage

34%

34%

Condensed income statement information:

Total revenues

$

245,389     $

2,334,940

Total cost of revenues

229,641

993,393

Gross margin

15,748

1,341,547

Total expenses

146,356

2,370,804

Net loss

$

(130,611)    $

(1,029,257)

Company’s equity in net loss

$

(44,408)    $

(349,947)

For the year ended

For the year ended

July 12, 2011

May 31, 2011

Condensed balance sheet information:

Total current assets

$

1,199,061     $

980,635

Total non-current assets

4,073,596

4,019,646

Total assets

$

5,272,657

5,000,281

Total current liabilities

$

691,771     $

1,005,334

Total non-current liabilities

2,100,547

2,104,092

Total equity

2,480,339

1,890,855

Total liabilities and equity

$

5,272,657     $

5,000,281

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 8 – INVESTMENT IN NON-CONTROLLING INTEREST – continued

Please see below for a discussion as to  how our ownership in Powdermet affects our investment in

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

October 1, 2010. The transaction was to  close no later than December 31, 2010.

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

Powdermet was the parent company of MesoCoat, owning 66% of MesoCoat at May 31, 2011. Andy

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

71,656

Investment balance, May 31, 2011

$   1,721,656

Equity in profit for year ended May 31, 2012

988,533

Investment balance, May 31, 2012

$   2,710,189

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 8 – INVESTMENT IN NON-CONTROLLING INTEREST – continued

Powdermet’s ownership in MesoCoat was diluted when the Company exercised its initial option to purchase 86,156 shares of common stock from MesoCoat. Powdermet’s ownership in MesoCoat as of

May 31, 2012 is 47.50%.

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet Inc.

For the year ended

For the period of March

May 31, 2012

21 through May 31, 2011

Equity Percentage

41%

41%

Condensed income statement information:

Total revenues

$

2,053,959     $

475,597

Total cost of revenues

941,441

164,267

Gross margin

1,112,518

311,330

Total expenses

1,055,386

136,560

Other income/ (expense)

3,515,113

-

Provision for income taxes

1,161,190

-

Net profit

$

2,411,055     $

174,770

Company’s equity in net profit

$

988,533     $

71,656

Condensed balance sheet information:

May 31, 2012

May 31, 2011

Total current assets

$

578,725     $

438,869

Total non-current assets

4,234,600

857,866

Total assets

$

4,813,325     $

1,296,735

Total current liabilities

$

395,614     $

648,351

Total non-current liabilities

2,105,370

745,599

Total equity

2,312,341

(97,215)

Total liabilities and equity

$

4,813,325     $

1,296,735

NOTE 9 - MATERIAL BUSINESS COMBINATION

On December 10, 2009, the Company acquired a fully diluted  34% of the outstanding common shares of

MesoCoat, Inc. (MesoCoat). On July 13, 2011, the Company acquired 17% of the outstanding common shares of MesoCoat for an aggregate total of 51% of the outstanding common shares. The goodwill of

$364,384 arising from the acquisition of a non-controlling interest consists largely of the excess fair value paid due to the added values associated with progress associated with ongoing research and development completed, values credited to the product and intellectual property portfolio owned by MesoCoat and scientific recognition over and above that recorded in relation to the credibility attached to government and university grants. The Company believes that the MesoCoat acquisition is in line with its business plan and the amount paid will be supported on completion of independent valuations. None of the goodwill recognized is expected to be deductible for income tax purposes.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 9 - MATERIAL BUSINESS COMBINATION - continued

The following table summarizes the consideration paid for MesoCoat and the amounts of the estimated fair values of the identifiable assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in MesoCoat at July 13, 2011:

Consideration:

Cash paid for 17% equity

$

2,800,070

Fair value of Company’s 34% equity interest in MesoCoat held before business combination

2,578,355

$

5,378,425

Recognized amounts of identifiable assets acquired and liabilities assumed:

Financial assets

$

1,199,061

Property, plant and equipment

1,899,598

Intellectual property – research and development

6,120,200

Identifiable intangible assets

1,818,006

Financial liabilities

(2,610,324)

Total identifiable net assets

8,426,541

Non-controlling interest in MesoCoat

(3,412,500)

Goodwill

364,384

$

5,378,425

The fair value of the financial assets acquired includes cash and cash equivalents and accounts receivables with an aggregate fair value of $1,199,061.

We recently completed an independent valuation of the assets of MesoCoat in order to have actual numbers to allocate the acquisition price to. We have updated the figures contained here in this Note from past filings which were estimates to the final actual numbers from the valuation report. Based on the valuation report we redistributed from previous classifications to final classifications.

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

The Company recognized a gain of $1,764,345 as a result of remeasuring to fair value its 34% equity interest in MesoCoat held before the business combination. The gain is included in other income in the

Company’s statement of operations for the year ended May 31, 2012.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of MesoCoat had occurred at June 1, 2010:

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 9 - MATERIAL BUSINESS COMBINATION – continued

UNAUDITED PROFORMA CONSOLIDATED CONDENSED

STATEMENTS OF OPERATIONS

For the years ended

June 1 - May 31,

2012

2011

Revenues

Commercial

$

99,572     $

82,852

Contract and grants

2,304,275

1,765,924

Other income

780,931

486,164

Total revenues

3,184,778

2,334,940

Cost of Revenues

1,178,280

2,029,109

Gross profit

2,006,498

305,831

Expenses

General and administrative

661,267

582,822

Professional fees

309,682

172,504

Professional fees - related parties

60,000

45,000

Consulting

954,222

921,552

Consulting - related parties

306,580

393,900

Payroll and benefits expense

789,524

403,298

Depreciation and amortization

326,171

31,058

Research and development

838,264

-

Stock expense on note conversion

153,317

60,733

Stock options expense

1,311,032

964,439

Total expenses

5,710,059

3,575,306

Loss from operations

(3,703,561)

(3,269,475)

Other (expense) income

Interest expense:

Interest  - loans

(275,407)

(58,644)

Interest  – related parties

(1,118)

(811)

Amortization of discount on debt

(765,784)

(40,044)

Liquidated damages

-

(250,000)

Total interest expense

(1,042,309)

(349,499)

Interest income

303

2,125

Loss on debt settlement

--

(5,257)

Gain on debt settlement

56,543

200,709

Gain on sale of assets

429,717

-

Unrealized gain on MesoCoat acquisition

1,764,345

-

Equity in Powdermet income

988,533

71,656

Non-controlling interest in MesoCoat loss

--

-

Loss before provision for income taxes

(1,506,429)

(3,349,741)

Provision for income taxes

-

-

Net profit/ (loss) before minority interest

$

(1,506,429)     $

(3,349,741)

Non-controlling minority interest

29,715

-

Net Profit/ (loss)

$

(1,476,714)     $

(3,349,741)

Net profit/ (loss) per share - basic

$

(0.02)     $

(0.07)

Net profit/ (loss) per share - diluted

$

(0.02)     $

(0.07)

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 9 - MATERIAL BUSINESS COMBINATION - continued

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would  have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 10 – LOANS PAYABLE

As of May 31, 2012 and 2011, the loans payable balance comprised of:

Description

May 31, 2012

May 31, 2011

Convertible demand note to an unrelated entity bearing  5% interest per annum which  matures

$

400,231      $

337,256

on April 13, 2013. The note is shown net of a discount of $99,769 and $162,744, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 30.19%.

Convertible demand note to an unrelated entity bearing  5% interest per annum which  matures

1,214,917

1,063,658

on March 17, 2013. The note is shown net  of a discount  of $285,083 and $436,342,

respectively, attributable to the beneficial conversion feature, and an effective interest rate of

31.19%.

Convertible demand note to an unrelated entity bearing  5% interest per annum which  matures

38,531

-

on June 7, 2013. The note is shown net of a discount of $161,469 attributable to the beneficial conversion feature, and an effective interest rate of 175.84%.

Convertible demand note to an unrelated entity bearing  5% interest per annum which  matures

70,671

-

on July 14, 2013. The note is shown net of a discount of $429,329 attributable to the beneficial  conversion feature, and an  effective interest rate of 142.77%.

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

70,000

70,000

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

3,850

600

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

303

-

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

19,350

-

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

20,000

-

Convertible demand note to an unrelated entity bearing  7.5% imputed interest per annum

56,043

-

which matures on July 10, 2018.

Capital leases payable to various  vendors  expiring in various  years through September 2016;

115,175

-

collateralized by certain equipment  with a cost of $205,157.

Uncollateralized demand note to an unrelated  entity for royalties show net of discount  of

1,717,546

-

$82,454

$

3,726,617      $

1,471,514

Less  current liabilities

2,508,164

70,600

Total long term liabilities

$

1,218,453      $

1,400,914

We also owed $183,106 and $41,532 in accrued interest for the above notes as of May 31, 2012 and

2011, respectively.

As of May 31, 2012 and 2011, we had no restrictive covenants attached to any of the above referenced notes.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 10 – LOANS PAYABLE - continued

Future maturity of our notes payable is presented in the table below:

For the years ended May 31,

2013

$

2,508,164

2014

928,928

2015

228,969

2016

29,563

2017 and beyond

30,993

$   3,726,617

Convertible Debentures - 2011

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

The notes have a provision for conversion of the outstanding amounts owed  into conversion units for

$1.00 per unit; units consists of one share of our common stock and one-half share common stock warrant to purchase shares of stock for $1.50 per share, with an expiration date of two years from the conversion date. We have analyzed these detachable warrants in accordance with FASB  ASC 470-20-

25-4, Debt with conversion options, and have determined that they have a beneficial conversion feature.

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

March 17 and April 13, 2011

Expected volatility (based on historical

178.10%

volatility)

Expected dividends

0.00

Expected term in years

2.0

Risk-free rate

0.95%

In accordance with FASB ASC 470-20-55-32, we are amortizing this amount using the effective interest method over the life of the notes payable of 24 months. For the years ended May 31, 2012 and 2011, we have recorded $214,234  and $137,490, respectively, in amortization of discount on debt and are reflected as a component of interest expense in our statement of operations. The remaining aggregate total of

$384,852 and $599,086 for the years ended May 31, 2012 and 2011, respectively,  will be amortized over the remaining life of the notes.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 10 – LOANS PAYABLE – continued

Convertible Debentures - 2012

On June 7, July 14, and August 29, 2011 we signed three convertible debentures for a total of $846,665,

due June 7, July 14 and August 29, 2013, respectively. As of May 31, 2012, we received all of the proceeds from these debentures. The notes bear an interest rate of 5% per annum, if any amounts are not paid when due the interest rate will adjust and will be 10% per annum until paid.

On February 20, 2012, we converted $146,665 of the above debentures into shares of our common stock as part of the private placements completed in the year ended May 31, 2012 (Note 11). As part of this conversion the note holder also converted $3,748 of accrued interest, and expensed the remaining amount of $110,255 from the related discount on debt.

The notes have a provision for conversion of the outstanding amounts owed  into conversion units for

$1.00 per unit; units consists of one share of our common stock and one-half share common stock warrant to purchase shares of stock for $1.50 per share, with an expiration date of two years from the conversion date. We have analyzed these detachable warrants in accordance with FASB  ASC 470-20-

25-4, Debt with conversion options, and have determined that they have a beneficial conversion feature.

Accordingly we have valued these using the Black-Scholes method and have arrived at an aggregate total $815,670, of relative fair value and was recorded as additional paid-in capital and has been recorded as a discount on debt against the corresponding convertible note payable.  In our valuation of the warrant value we used the following terms:

June 7, 2011

July 14 2011

August 29, 2011

Expected volatility (based on historical

170.29%

170.29%

170.29%

volatility)

Expected dividends

0.00

0.00

0.00

Expected term in years

2.0

2.0

2.0

Risk-free rate

0.39%

0.38%

0.20%

In accordance with FASB ASC 835-30-35-2, we are amortizing discounts of debt using the effective interest method over the life of the notes payable of 24 months. For the year ended May 31, 2012, we have recorded $224,872 in amortization of discount on debt and are reflected as a component of interest expense in our statement of operations. The remaining aggregate total of $590,798 will be amortized over the remaining life of the notes.

NOTE 11 – STOCKHOLDERS' EQUITY

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

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 11 – STOCKHOLDERS' EQUITY - continued

Common Stock Issuances

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

On March 15, 2011, we issued 150,000 shares of our common stock for an assignment agreement with

MesoCoat valued at $150,000; in addition we also paid $100,000 in cash for a total of $250,000 and is reflected in Assignment agreement – MesoCoat (Note 6) in our balance sheet.

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

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 11 – STOCKHOLDERS' EQUITY – continued

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

On June 10, 2011, we closed a private placement for $20,000, or 20,000 units consisting of one share of our restricted common stock and one-half share common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing.  In connection with this placement we had no offering costs for a net of $20,000.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 11 – STOCKHOLDERS' EQUITY – continued

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

On March 16, 2012, we closed a private placement for $382,000, or 382,000 units consisting of one share of our restricted common stock and one common stock warrant to purchase shares of our common stock,

with a purchase price of $2.00 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $382,000.

On April 20, 2012, we closed a private placement for $29,500, or 18,438 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we had no offering costs for a net of $29,500.

On April 23, 2012, we closed a private placement for $320,000, or 200,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we had no offering costs for a net of $320,000.

On April 24, 2012, we closed a private placement for $119,200, or 74,550 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we had no offering costs for a net of $119,200.

On April 25, 2012, we closed a private placement for $25,000, or 15,625 units consisting of one share of our restricted common stock and one-half  common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we had no offering costs for a net of $25,000.

On May 29, 2012, we closed a private placement for $80,000, or 50,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we had no offering costs for a net of $80,000.

On May 30, 2012, we closed a private placement for $430,000, or 268,750 units consisting of one share of our restricted common stock and one-half  common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we had no offering costs for a net of $430,000.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 11 – STOCKHOLDERS' EQUITY – continued

Conversion of debt to shares

On June 10, 2011, we closed a private placement for $10,000, or 10,000 units consisting of one share of our restricted common stock and one-half share common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing.  In connection with this placement we incurred stock expense on conversion of $5,500.

On February 20, 2012, we converted several debt obligations for $418,793, or 406,595 units consisting of one share of our restricted common stock and one common stock warrant to purchase shares of our common stock, with a purchase price of $1.25 per share and an expiration date of two years from the closing.  In connection with this placement we incurred stock expense on conversion of $12,198.

On February 20, 2012, we also converted accounts payable for $15,450, or 15,000 shares of our restricted common stock. In connection with this placement we incurred stock expense on conversion of $450.

On March 16, 2012, we converted several debt obligations for $294,300, or 218,000 units consisting of one share of our restricted common stock and one common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we incurred stock expense on conversion of $76,300.

On April 20, 2012, we converted several debt obligations for $71,719, or 26,562 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we incurred stock expense on conversion of $29,219.

On April 24, 2012, we converted several debt obligations for $13,650, or 5,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we incurred stock expense on conversion of $5,650.

On May 30, 2012, we converted several debt obligations for $88,000, or 40,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we incurred stock expense on conversion of $24,000.

Share based compensation

On June 29, 2011, we issued 50,000 shares of our common stock for services performed valued at

$76,000.

On December 2, 2011, we issued 20,000 shares of our common stock for services performed valued at

$23,600.

On February 20, 2012, we issued 20,000 shares of our common stock for services performed valued at

$20,600.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 11 – STOCKHOLDERS' EQUITY - continued

Share based compensation - continued

On March 20, 2012, we issued 27,500 shares of our common stock for services performed valued at

$39,050.

Common Stock Warrants

In connection with the above private placements we valued the common stock warrants granted during the year ended May 31, 2012 and 2011, using the Black-Scholes model with the following assumptions:

January 27, 2011

May 31, 2011

Expected volatility (based

183.18%

178.10%

on historical volatility)

Expected dividends

0.00

0.00

Expected term in years

2.00

2.00

Risk-free rate

0.95%

0.95%

June 6, 2011

June 10, 2011

July 6, 2011

February 20, 2012

Expected volatility

(based on historical

170.29%

170.29%

170.29%

162.25%

volatility)

Expected dividends

0.00

0.00

0.00

0.00

Expected term in years

2.00

2.00

2.00

2.00

Risk-free rate

0.39%

0.41%

0.43%

0.39%

March 16, 2012

April 20, 2012

April 23, 2012

April 25, 2012

Expected volatility

(based on historical

156.34%

156.34%

156.34%

156.34%

volatility)

Expected dividends

0.00

0.00

0.00

0.00

Expected term in

2.00

2.00

2.00

2.00

years

Risk-free rate

0.39%

0.39%

0.39%

0.39%

May 29, 2012

May 30, 2012

Expected volatility

(based on historical

156.34%

156.34%

volatility)

Expected dividends

0.00

0.00

Expected term in

2.00

2.00

years

Risk-free rate

0.39%

0.39%

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 11 – STOCKHOLDERS' EQUITY - continued

Common Stock Warrants - continued

The expected volatility assumption was based upon historical stock price volatility measured  on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s warrants. The dividend yield assumption is based on our history and expectation of dividend payments. All warrants are immediately exercisable upon granting, with the exception of the warrants connected with the convertible debentures (Note 10), which are immediately exercisable upon conversion of the debt.

A summary of the common stock warrants granted during the years ended May 31, 2012 and 2011 is presented below:

Weighted

Average

Weighted

Remaining

Average

Contractual

Aggregate

Number of

Exercise

Terms

Intrinsic

Options

Price

(In Years)

Value

Balance at June 1, 2010

2,300,000

$

0.75

Granted

370,233

1.50

Exercised

-

--

Forfeited or expired

--

--

Balance at May 31, 2011

2,670,233

$

0.85

2.00 years

$

--

Exercisable at May 31, 2011

2,670,233

$

0.85

2.00 years

$

--

Weighted average fair value of

options granted during the year

ended May 31, 2011

$

0.85

Balance at June 1, 2011

2,670,233

$

0.85

Granted

1,696,063

1.67

Exercised

-

-

Forfeited or expired

(2,300,000)

.75

Balance at May 31, 2012

2,066,296

$

1.64

2.00 years

$

--

Exercisable at May 31, 2012

2,066,296

$

1.64

2.00 years

$

--

Weighted average fair value of

options granted during the year

ended May 31, 2012

$

1.64

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 11 – STOCKHOLDERS' EQUITY - continued

Common Stock Warrants - continued

The following table summarizes information about the warrants outstanding at May 31, 2012:

Options Outstanding

Options Exercisable

Range

Number

Weighted

Weighted

Number

Weighted

of

Outstanding

Average

Average

Exercisable

Average

Aggregate

Exercise

at May 31,

Remaining

Exercise

Intrinsic

at May 31,

Exercise

Intrinsic

Price

2012

Contractual Life

Price

Value

2012

Price

Value

$

1.25

706,600

2.00 Years

$

1.25

$

--

706,600     $

1.25

$

--

$

1.50

410,233

2.00 Years

$

1.50

$

--

410,233     $

1.50

$

--

$

2.00

949,463

2.00 Years

$

2.00

$

--

949,463     $

2.00

$

--

2,066,296

2.00 Years

$

1.64

$

--

2,066,296     $

1.64

$

--

NOTE 12 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the years ended May 31, 2012 and 2011 are calculated  by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the years ended May 31, 2012 and 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares,

which are determined as follows:

For the year ended

For the year ended

May 31, 2012

May 31, 2011

Net earnings from operations

$

(1,119,249)    $

(3,184,984)

Weighted-average common shares

59,752,413

57,058,470

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

59,752,413

57,058,470

Net earnings per share from operations:

Basic

$

(0.02)    $

(0.06)

Diluted

$

(0.02)    $

(0.06)

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

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 12 – EARNINGS-PER-SHARE CALCULATION - continued

In periods where losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

These securities below were excluded from the calculations above because to include them would be anti-

dilutive:

For the year ended

For the year ended

May 31, 2012

May 31, 2011

Common Stock Equivalents:

Warrants

2,066,296

2,670,233

Options to purchase common stock

5,160,000

5,420,000

Total of Common Stock Equivalents:

7,226,296

8,090,233

NOTE 13 – RELATED PARTY TRANSACTIONS

Due to the common control between the Company and its related parties, the Company is exposed to the potential that ownership risks and rewards could be transferred among the parties.

In addition to related party transactions mentioned elsewhere, we have the below agreements and transactions:

Consulting Agreements

On December 1, 2009 we entered into an agreement with a related individual to provide bookkeeping services. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by her in the performance of her duties, and was in effect until December 1, 2010. The consultant was also granted  100,000 stock options with an exercise price of $0.60 per share; they will vest equally over 2 years and the first third was vested upon signing (see Note 14). On April 1, 2010, we entered into an amended agreement with the same related individual to provide bookkeeping services. The terms of the amended consulting agreement are $5,000 per month payable in consulting fees and reimbursement for all reasonable business expenses incurred in the performance of her duties effective until April 1, 2011. The agreement also had a provision to automatically renew for subsequent annual terms unless terminated in writing by either party.  For the years ended May 31, 2012 and 2011, we expensed $60,000 and $60,000,

respectively, in connection with these contracts and are included in professional fees – related party. As of May 31, 2012 and 2011, we owed $4,751 and $5,000, respectively, and is included in accounts payable - related party.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 13 – RELATED PARTY TRANSACTIONS – continued

Consulting Agreements - continued

On April 26, 2010, we entered into an employment agreement with a related individual to perform the duties of Vice President – Pipeline Coating Sales. The terms of the employment agreement were $6,000 per month payable in consulting fees, with increases payable with the attaining of certain milestones of performance, and reimbursement to the employee for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until March 31, 2013. The employee was also granted 400,000 stock options with an exercise price of $0.60 per share; they will vest equally over 3 years, beginning April 26, 2011 and continuing on the anniversary date of signing (see Note 14). For the year ended May 31, 2012 and 2011, we expensed $90,000 and $87,000, respectively, in connection with this contract and are included in payroll and benefits expense. On December 20, 2010, we amended the above employment agreement to include certain performance milestones and shares of our common stock as payment for completing them. On March 23, 2012, his employment agreement was terminated.

As of May 31, 2012 and 2011, we owed  $85,633 and $12,247, respectively, and is included in accrued liabilities.

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

200,000 stock options with an exercise price of $0.65 per share; they will vest equally over 3 years (see

Note 14). For the years ended May 31, 2012 and 2011, we expensed $96,000 and $86,600, respectively,

in connection with this contract and are included in consulting – related party. As of May 31, 2012 and

2011, we owed $7,292 and $20,376, respectively, and is included in accounts payable - related party.

On May 1, 2011, we entered into a consulting agreement with a related individual to perform the duties of Vice President – Business Development and a Director of the Company. The terms of the consulting agreement are $5,000 per month payable in consulting fees, and reimbursement to the consultant for all reasonable business expenses incurred by him  in the performance of his duties, and will be in effect until April 30, 2012, and was not renewed. For the years ended May 31, 2012 and 2011, we expensed

$60,000 and $5,000, respectively, in connection with this contract and are included in consulting –

related party.  As of May 31, 2012 and 2011, we owed $56,243 and $5,000, respectively, and is included in accounts payable - related party.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 13 – RELATED PARTY TRANSACTIONS – continued

Consulting Agreements - continued

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

$2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and rental of office space for $2,213 per month, and will be in effect until December 1, 2011 and continues in force. For the years ended May

31, 2012 and 2011, we expensed $30,000 and $30,000, respectively, in connection with this contract and are included in consulting – related party.  As of May 31, 2012 and 2011, we owed none and

$10,348, respectively, and is included in accounts payable  - related party.

On May 5, 2011, we entered into an employment agreement commencing May 1, 2011 with a related individual to perform duties as our Chief Financial Officer. The terms of the employment agreement are

$10,000 per month salary, a car reimbursement of $500 per month and reimbursement to the employee for all reasonable business expenses incurred by him in the performance of his duties, and  will be in effect until April 30, 2013. The employee was also granted 400,000 stock options with an exercise price of $1.00 per share; they will vest equally over 3 years (see Note 14). The employee was also granted a stock signing bonus of 60,000 shares of our common stock (Note 11) valued at $49,200 and is reflected in consulting- related party. For the years ended May 31, 2012 and 2011, we expensed  $56,262 and

$10,000, in connection with this contract and is included in payroll and benefits expense. As of May 31,

2012 and 2011 we owed $0 to this employee. On October 24, 2011, this individual resigned his position as Chief Financial Officer, this agreement was discontinued, and he forfeited the 400,000 stock options granted to him as part of this agreement.

On June 1, 2011, we entered into a consulting agreement commencing June 1, 2011, with a related individual to provide services as our Chief Executive Officer. The terms of the consulting agreement are the consultant will be paid $10,000 per month. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him  in the performance of his duties, and will be in effect until June 1, 2012. For the year  ended May 31, 2012, we expensed $120,000 in connection with this contract, which amount is included in consulting – related party.  As of May 31, 2012, we owed $12,487,

which amount is included in accounts payable - related party.

Note receivable – Related Party

On April 29, 2010, we entered in to a non-collateralized note receivable with a related company to ours with some common ownership on an interest free basis, payable on demand. On July 15, 2010, we were repaid $4,000 cash on this note and as of May 31, 2012 and 2011 we are owed a balance remaining of

$4,500.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 13 – RELATED PARTY TRANSACTIONS – continued

Notes Payable – Related Party

For the  year ended May 31, 2012, we entered  into two uncollateralized demand notes to a Company controlled by our Chief Executive Officer’s spouse, Proper Financial, bearing 8% interest per annum for an aggregate total of $9,000. On May 31, 2012, we repaid the principal amount of $9,000 plus accrued interest of $499. As of May 31, 2012 we owed no balance.

On February 2, 2012, we entered into an uncollateralized demand note to a related individual, bearing

8% interest per annum for an aggregate total of $10,500. We also owed $63 in accrued interest for the above note as of February 29, 2012. On March 16, this debt and accrued interest was converted into share of our common stock as discussed in Note 11, and has a zero balance.

License agreement – Related Party

The Company has a license agreement with Powdermet,  Inc., a related party,  which grants the

Company an exclusive license to the use of technical information, proprietary know-how, data and patent rights assigned to and/or owned by Powdermet, Inc. The agreement will end upon the last to  expire valid claim of licensed patents, unless terminated within the terms of the agreement.

As part of the agreement, the Company has a commitment to purchase consumable powders from

Powdermet, Inc. through July 1, 2013. Also, as part of the agreement the Company will receive technology transition and development service to support its research and development activities on a cost reimbursement basis. Total expense related to the cost reimbursement was $275,365 for the year ended

May 31, 2012.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 14 – STOCK – BASED COMPENSATION

2009 Stock Option Plan – The Company

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

January 5, 2012, we granted 150,000 stock options to a consultant at an exercise price of $1.00 per share, and these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date. On February 1, 2012, we granted 70,000 stock options to a consultant at an exercise price of $1.07 per share, and these options will expire ten years from the grant date, and will vest in equal one half parts on the six month anniversary of the option grant date, and another one half part on the twelve month anniversary of the option grant date. On February 6, 2012, we granted  25,000 stock options to a consultant at an exercise price of $1.07 per share, and these options will expire ten years from the grant date, and will vest in equal one half parts on the date of grant, and another one half part on the six  month anniversary of the option grant date. On February 15, 2012, we granted 50,000 stock options to a consultant at an exercise price of $1.03 per share, and these options will expire four years from the grant date, and  will vest in equal one third parts on the anniversary of the option grant date. During the year ended May 31, 2012, we had 780,000 options that were expired or forfeited for termination and resignation from service. After these grants there will be 4,840,000 available for future grant.

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

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 14 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company - continued

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

The value of employee and non-employee stock warrants granted during the year ended May 31, 2012 was estimated using the Black-Scholes model with the following assumptions:

August 15, 2011

October 24, 2011

January 2, 5, and

February 6, &

February 1, 2012

15, 2012

Expected volatility (based

170.18%

166.66%

162.25%

162.25%

on historical volatility)

Expected dividends

0.00

0.00

0.00

0.00

Expected term in years

10

5

10

5/10

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

A summary of the options granted to employees and non-employees under the plan and changes during the years ended May 31, 2012 and 2011 is presented below:

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 14 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company - continued

Weighted

Average

Weighted

Remaining

Average

Contractual

Aggregate

Number of

Exercise

Terms

Intrinsic

Options

Price

(In Years)

Value

Balance at June 1, 2010

3,150,000

$

0.64

Granted

2,370,000

0.87

Exercised

-

-

Forfeited or expired

(100,000)

0.60

Balance at May 31, 2011

5,420,000

$

0.75

9.00 years

$

185,000

Exercisable at May 31, 2011

983,240

$

0.63

9.00 years

$

--

Weighted average fair value of

options granted during the year

Ended May 31, 2011

$

0.87

Balance at June 1, 2011

5,420,000

$

0.75

Granted

520,000

1.06

Exercised

-

-

Forfeited or expired

(780,000)

-

Balance at May 31, 2012

5,160,000

$

0.77

9.00 years

$

185,000

Exercisable at May 31, 2012

2,980,829

$

0.71

9.00 years

$

--

Weighted average fair value of

options granted during the year

ended May 31, 2012

$

1.06

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 14 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company - continued

The following table summarizes information about employee stock options under the 2009 Plan outstanding at May 31, 2012:

Options Outstanding

Options Exercisable

Weighted

Range

Number

Average

Weighted

Number

Weighted

of

Outstanding

Remaining

Average

Exercisable

Average

Aggregate

Exercise

at May 31,

Contractual

Exercise

Intrinsic

at May 31,

Exercise

Intrinsic

Price

2012

Life

Price

Value

2012

Price

Value

$

0.60

1,945,000

8.00 Years

$

0.60

$

--

1,900,040     $

0.60

$

--

$

0.65

1,400,000

8.00 Years

$

0.65

$

120,000

394,968     $

0.65

$

--

$

0.75

100,000

9.00 Years

$

0.75

$

15,000

100,000     $

0.75

$

--

$

1.00

50,000

10.00 Years      $

1.00

$

--

--     $

0.00

$

--

$

1.01

225,000

9.00 Years

$

1.01

$

--

106,656     $

1.01

$

--

$

1.02

650,000

10.0 Years

$

1.02

$

50,000

116,660     $

1.02

$

--

$

1.03

50,000

4.00 Years

$

1.03

$

--

--     $

0.00

$

--

$

1.05

270,000

10.0 Years

$

1.05

$

--

83,330     $

1.05

$

--

$

1.07

95,000

10.00 Years      $

1.07

$

--

12,500     $

1.07

$

--

$

1.20

100,000

5.0 Years

$

1.20

$

--

100,000     $

1.20

$

--

$

1.25

25,000

10.0 Years

$

1.25

$

--

--     $

0.00

$

--

$

1.30

250,000

10.0 Years

$

1.30

$

--

166,675     $

1.30

$

--

5,160,000

9.0 Years

$

0.77

$

185,000

2,980,829     $

0.71

$

--

The total value of employee and non-employee stock options granted during the years ended  May 31,

2012 and 2011, was $541,490 and $2,015,157, respectively. During years ended May 31, 2012  and 2011 the Company recorded $1,311,032 and $964,439, respectively, in stock-based compensation expense relating to stock option grants.

At May 31, 2012 and 2011 there was $1,331,281 and $2,779,371, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through February 15, 2015. The following table represents the stock options expense for the each of the next three fiscal years ended May 31:

For years ended May 31,

Expense

2013

$

973,575

2014

297,645

2015

60,061

$

1,331,281

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 14 – STOCK – BASED COMPENSATION - continued

Stock Option Plan - MesoCoat

MesoCoat accounts for equity awards using the grant-date fair value.

The Company’s stock option plan (the Stock Option Plan) is intended to advance the interest of the

Company and its shareholders. Options granted under the Stock Option Plan can be either incentive stock options or non-qualified stock options. The Stock Option Plan authorized the issuance of a maximum of

9,000 shares of the Company’s common stock. These options have a term of six years and will expire beginning August 2014 through November 2014.

A summary of the Company’s stock option plan as of May 31, 2012, and the changes during the year then ended is presented in the table below:

Options Outstanding

Number of

Weighted

Shares

Average Exercise

Price

Outstanding at May 31, 2011

4,200    $

1.95

Granted

250

18.11

Exercised

-

Forfeited

-

Outstanding at May 31, 2012

4,450    $

2.68

Options exercisable at May 31, 2012

3,150    $

1.95

NOTE 15 –COMMITMENTS

Consulting Agreements

On March 15, 2011, we entered into a consulting agreement commencing April 1, 2011 with an unrelated individual to provide business consulting. The terms of the consulting agreement are a minimum 20 hours per month at $110 per hour or $2,200 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by him in the performance of his duties, and was in effect until March 31, 2012.

On March 16, 2011, we entered into a consulting agreement commencing March 16, 2011, with an unrelated individual to provide graphic design work for print and website and website maintenance. The terms of the consulting agreement are $500 per month and reimbursement to the consultant for all reasonable business expenses incurred by him  in the performance of his duties, and was in effect until

April 16, 2012. In addition, the consultant was also granted 20,000 stock options, with an exercise price of $1.05 per share of common stock, and will expire ten years from the date of the agreement (see Note

14).

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 15 –COMMITMENTS - continued

Consulting Agreements- continued

On April 13, 2011, we entered into a consulting agreement commencing April 13, 2011, with an unrelated individual to provide business consulting in South East Asia. The terms of the consulting agreement included a grant of  100,000 stock options, with an exercise price of $1.05 per share of common stock that expire ten years from the date of the agreement, and vest over three years on the anniversary date of April 13 (see Note 14). We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties, with a term expiring April 12, 2014.

On May 2, 2011, we entered into a consulting agreement commencing May 2, 2011, with an unrelated individual to provide business consulting in the Europe and Asia geographic region. The terms of the consulting agreement included a grant of  50,000 shares of our restricted common stock, and 150,000 stock options, with an exercise price of $1.05 per share of common stock that expire ten years from the date of the agreement, that vest as follows; one-third on the date of the agreement, the remaining two-

thirds over two years on the anniversary date of May 2 (see Note 14). We also agreed to reimburse the consultant for all reasonable business expenses incurred by it in the performance of its duties. The agreement was in effect until May 1, 2012.

On May 20, 2011, we entered into a consulting agreement commencing May 20, 2011, with an unrelated individual to provide business consulting. The terms of the consulting agreement included a grant of 5,000 shares of our restricted common stock each month, and a prepayment of 15,000 shares on signing the agreement. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties. The agreement was in effect until August 19, 2011.

On December 1, 2011, we entered into a consulting agreement commencing December 1, 2011, with an unrelated individual to provide investor relations and corporate communications consulting. We made the initial payment of $40,680, issued the initial issuance of 20,000 shares of our common stock, and granted the initial payment of 35,000 options to purchase shares of our common stock for $1.00 that expire in 24 months. On February 6, 2012, we notified the consultant of termination due to lack of performance and that the remaining contract was void, and to return to the Company the 20,000 restricted common shares, and that all stock options granted were rescinded and no longer in effect.

On March 1, 2012, we entered into a consulting agreement commencing March 1,  2012, with an unrelated individual to provide investor relations consulting. The terms of the consulting agreement are that the consultant is paid  $6,000 per month in addition the consultant was issued 50,000 shares of our restricted common stock for the six month period. The shares will be issued in 12,500 share increments each month on the signing date, May 1, July 1, and August 31. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties,  with a term expiring September 1, 2012.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 15 –COMMITMENTS - continued

Consulting Agreements- continued

On March 1, 2012, we entered into a consulting agreement commencing March 1,  2012, with an unrelated individual to provide capital investment consulting. The terms of the consulting agreement are that the consultant is paid $102,000 for the twelve month term; at the start of each subsequent quarter,

the consultant and the Company will review the work performed and the projected work for the following quarter to ensure the retainer balance is sufficient to pay for the requested services. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties with a term expiring March 1, 2013.

On March 26, 2012, we entered into a consulting agreement commencing March 26, 2012, with an unrelated individual to provide capital investment consulting. The terms of the consulting agreement are that the consultant is paid $5,000 per month; in addition the consultant was issued 15,000 shares of our restricted common stock for the initial three month period. Then commencing July 1, 2012 and each quarter after the Company will issue 15,000 shares. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him  in the performance of his duties, with a term expiring

September 26, 2012, at which time the agreement will become a month to month agreement.

Leases

In August 2011, the Company entered into a non-cash leasing arrangement where services are provided in exchange for an asset. The Company has an obligation to provide 600 hours of services at a fair value of

$120,000 as consideration during the period from August 2011 to August 2017. The Company has recorded this capital lease at its fair value. During the year ended May 31, 2012, the Company completed

143 hours of service with a fair value of $28,600. This amount is included in revenue.

The Company leases its office space in Miami on a month to month basis at a cost of $2,213 a month paid to Prosper Financial,  Inc., a related party. The Company is also committed to a non-cancellable operating lease for a vehicle that expired in March 2012.

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

Total expense related to the operating leases was $148,854 for the period of July 13 through May 31, 2012.

Interest expense for the leases for the period of July 13 through May 31, 2012 was $2,593.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 15 –COMMITMENTS - continued

Leases - continued

Minimum annual rental commitments are as follows at May 31, 2012:

For the years ended May 31,

Capital Leases

Operating Leases

2013

$

46,585      $

86,100

2014

23,181

80,400

2015

22,197

80,400

2016

21,273

80,400

2017 and thereafter

7,951

328,300

Total minimum lease payments

$

121.187      $

655,600

Less amount representing interest

(6,012)

Present value of net minimum capital lease payments

115,175

Less current maturities

(42,999)

Long-term obligations under capital leases

$

72,176

NOTE 16 – INCOME TAXES

The following is an analysis of deferred tax assets as of May 31, 2012 and 2011:

Deferred

Valuation

Tax Assets

Allowance

Balance

Deferred tax assets at May 31, 2010

$

272,631

$      (272,631)

$

-

Provision to tax returns true ups

29,506

(29,506)

-

Additions for the year

475,058

(475,058)

-

Net deferred tax assets at May 31, 2011

$

777,195

$      (777,195)

$

-

Tax effective of rate change

984,449

(984,449)

-

Provision to tax return true ups

142,476

(142,476)

-

Additions for the year

378,172

(378,172)

-

Deferred tax assets at May 31, 2012

$

2,282,292

$   (2,282,292)

$

-

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 16 – INCOME TAXES - continued

Deferred income taxes are provided to recognize the effects of temporary differences between financial reporting and income tax reporting. These differences arise principally from federal net operating losses,

stock compensation expense, basis differences in investments in affiliates and the use of accelerated depreciation methods for tax purposes as opposed to the straight-line depreciation method for financial reporting purposes and Federal net operating losses.

Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant deferred  tax assets and liabilities are presented below at May 31:

2012

2011

Deferred tax assets:

Current:

Compensation accruals

$

87,096

$

-

Non-current:

Deferred tax assets:

Net operating loss carry forward

1,962,349

461,935

Fixed asset basis differences

113,236

-

Stock options

880,187

220,956

Equity loss in affiliates, net

-

70,493

Other

387

23,811

Total non-current deferred tax assets

2,956,159

777,195

Deferred tax liabilities:

Equity profit in affiliates, net

(161,217)

-

Book fair value adjustment of

(599,746)

-

investment in affiliate

Total non-current deferred tax

(760,963)

-

liabilities

Net non-current deferred tax liabilities

2,195,196

777,195

Net deferred tax liability before valuation

2,282,292

777,195

allowance

Valuation allowance

(2,282,292)

(777,195)

Net deferred tax asset

$

-

$

-

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 16 – INCOME TAXES - continued

The following is reconciliation from the expected statutory Federal income tax rate to the Company’s actual income tax rate for the years ended May 31:

2012

2011

Expected income tax (benefit) at

Federal statutory tax rate – 34% and 15%

$

(380,545)

$

(475,257)

Permanent differences

2,372

199

Tax effect of rate change

(984,449)

-

Other adjustments

(142,474)

-

Change in valuation allowance

1,505,096

475,058

Income tax expense

$

-

$

-

We currently have three years of tax returns that are subject to examination, including the fiscal years ended May 31, 2011, 2010 and 2009, based on their filing dates by taxing authorities. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.

The net operating loss carry forward as of May 31, 2011 expires as follows:

Expiring Year

Amount

2027

$

554

2028

61,834

2029

352,219

2030

1,044,860

2031

1,715,508

2032

2,596,641

Total

$

5,771,616

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.

NOTE 17 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan (the Plan) covering substantially all of its employees who are at least age

21 and have completed three months of service. Participating employees may elect to contribute, on a tax deferred basis, a portion of their compensation in accordance with Section 401(k) of the Internal Revenue

Code. Additional matching contributions may be made to the Plan at the discretion of the Company. For the year ended May 31, 2012, the Company contributed $19,376.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 18 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of the Company.

NOTE 19– SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.  The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the below:

Board of Advisors

On June 1, 2012, we appointed a new member to our Board of Advisors and granted him 100,000 stock options for their service. The stock options have an exercise price of $2.20 per share of common stock,

and expire ten years from the date of grant. These options vest in equal one-third parts beginning on June

1, 2013, and every grant date anniversary for the next two years. The term of the Board of Advisors

Agreement will be in force until June 1, 2013, and shall renew automatically on an annual basis unless terminated in writing. We also agreed to reimburse the advisor for all reasonable business expenses.

On June 20, 2012, we appointed  a new member to our Board of Advisors and agreed to pay him $5,000 per month for his services beginning July 1, 2012. We also granted him 50,000 stock options for their service. The stock options have an exercise price of $2.05 per share of common stock, and expire ten years from the date of grant. These options vest in equal one-third parts beginning on June 20, 2013, and every grant date anniversary for the next two years. The term of the Board of Advisors Agreement will be in force until May 31, 2013, and shall renew automatically on an annual basis unless terminated in writing. We also agreed to reimburse the advisor for all reasonable business expenses.

Board of Directors

On June 15, 2012, we appointed a new member to our Board of Directors. We agreed to pay him $15,000 per annum, payable in four equal payments.  We also agreed to issue him 10,000 restricted  shares of our common stock and granted him 150,000 stock options for their service. The stock options have an exercise price of $2.30 per share of common stock, and expire ten years from the date of grant. These options vest in equal one-third parts beginning on September 15, 2012, and every September 15 after that.

We also agreed to pay for continuing education classes and related travel expenses, for a maximum of

$4,500. This agreement will be in force until May 31, 2015, unless terminated with a sixty day notice. We also agreed to reimburse the advisor for all reasonable business expenses.

On August 7, 2012, we appointed a new member to our Board of Directors. We agreed to issue him

10,000 restricted shares of our common stock and granted him 150,000 stock options for their service.

The stock options have an exercise price of $1.90 per share of common stock, and expire ten years from the date of grant. These options vest in equal one-third parts beginning on August 7, 2013 and every

August 7 after that. This agreement will be in force until August 7, 2015, unless terminated  with a sixty day notice. We also agreed to reimburse the advisor for all reasonable business expenses.

Abakan Inc.

(Formerly Waste to Energy Group Inc.)

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2012 and 2011

NOTE 19– SUBSEQUENT EVENTS- continued

Stock Options Granted

On June 12, 2012, we granted  75,000 stock options to a consultant at an exercise price of $2.30 per share,

and these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date, beginning on June 12, 2012

Private Placement

On July 25, 2012, we closed a private placement for $525,000, or 300,000 units consisting of one share of our restricted  common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we had no offering costs for a net of $525,000.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2012. Disclosure

controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2012 based on criteria established in Internal Control – Integrated

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

The Company identified the following material weakness:

Lack of Appropriate Independent Oversight.  The board of directors was not providing an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting as of May 31, 2012 since there was only one independent director at that time who could not provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight over the period was a material weakness due to the interested nature of those individuals who comprised our board of directors.

While this control deficiency did not result in any audit adjustments to our 2012 or 2011 interim or annual financial statements, it could have resulted in material misstatements that might have been prevented or detected by independent oversight. Accordingly we determined that this control deficiency as of May 31,

2012 constituted a material weakness.

Since the end of the current reporting period the Company has remedied the lack of appropriate independent oversight by:

•     Forming an audit committee comprised solely  of independent directors which committee provided oversight in connection with the Company’s consolidated financial reporting and procedures for internal control over financial reporting for the fiscal period ended May 31, 2012 subsequent to period end.

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

Changes in Internal Controls over Financial Reporting

During the period ended May 31, 2012, there was no change in internal control over financial reporting that materially affected or was reasonably likely to materially affect our internal control over financial reporting.

Since the end of the period ended May 31, 2012, the Company formed an audit committee comprised solely of independent members of the board of directors to ensure appropriate oversight of our consolidated financial reporting and procedures for internal control over financial reporting over future periods.

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

Age

Year Appointed

Position(s) and Office(s)

Robert H. Miller

59

2009

President, Chief Executive Officer,

Chief Financial Officer and Director

Andrew J. Sherman

49

2010

Director

Stephen Goss

69

2012

Director

David Charbonneau

51

2012

Director

Jeffrey Webb

47

2012

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

Director Responsibilities and Qualifications:

Mr. Sherman brings his 25 years of experience in the nano-engineered coatings field (including an intimate knowledge of both MesoCoat and Powermet) and his entrepreneurial spirit to the board of directors.

Additionally, Mr. Sherman was appointed to the United States Department of Energy’s Hydrogen Safety

Panel and has served on the review panel since 2006.  Panel duties include interfacing with codes and standards, accident investigations, site reviews, H2 (hydrogen) project reviews, and H2 information and training, education, and best practices development. He received a M.Sc. and B.Sc. in Ceramic

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

Other Public Company Directorships in the Last Five Years:

None.

Stephen Goss was appointed as a member of the board  of directors on January 4, 2012. Mr. Goss further serves on the Company’s audit committee, compensation committee, nominating & governance committee and the Compliance & Ethics committee as an independent member of the board of directors.

Business Experience:

Mr. Goss has served as a director of Gemocasha, SA, a specialist consultancy group with emphasis on giving technical, marketing and cash management advice to major firms such as Kraft, Heinz, Crystallex,

and BP from 1987 to present. He served as the chief executive officer of Crystallex de Venezuela, a mining firm from 1992 to 1998 and Schindler Elevator from 1982 to 1987 in Venezuela, a role in which he successfully integrated multiple acquisitions.  He also served as the Technical Maintenance and

Installation Manager for Schindler Brazil between 1979 and 1982 in which position he managed over

2,000 people and turned it from the least efficient worldwide operation to one of the three most efficient operations worldwide.

Director Responsibilities and Qualifications:

Mr. Goss brings independent oversight and a deep scientific and entrepreneurial background to the

Corporation with over three decades of senior management and consultancy experience. He speaks five languages fluently, has received decorations from the Order of the British Empire for services related to enhancing international trade and is a graduate of the University of Grenoble.

Mr. Goss serves on the Company’s Audit Committee, Compensation Committee, Nominating &

Governance Committee and the Compliance & Ethics Committee as an independent member of the board of directors.

Other Public Company Directorships in the Last Five Years:

None.

David Charbonneau was appointed as a member of the board of directors on June 15, 2012.

Business Experience:

Mr. Charbonneau is the founder of CFO Consultant’s Inc. in Cleveland, Ohio for which he has advised clients since 2008 on strategic planning, budget preparation, sales and margin enhancement,  overhead cost management, accounting and corporate affairs.  He also works part-time with The Parkland Group

Inc. and has been appointed an Associate Director of the newly formed entity SS&G Parkland Consulting

LLC in Cleveland, Ohio. His duties focus on strategic planning, performance improvements and institutional relationships. From 1998 to 2008, Mr. Charbonneau was the President of Premier Modular

Buildings LC, a Florida commercial modular builder.

Director Responsibilities and Qualifications:

Mr. Charbonneau brings independent management oversight and an expert accounting background with over two decades of accounting, management and consultancy experience. He is a Certified Public

Accountant in Ohio, inactive. Mr. Charbonneau started his accounting career as an auditor for Arthur

Anderson & Co in Cleveland.  His experience includes 5 years as Chief Financial Officer for Diamond

Engineered Space Inc.  Diamond was a national commercial modular builder and a subsidiary of a UK publically traded company. The company was sold  to GE Capital in 1993.  Thereafter, Mr. Charbonneau worked as the Chief Financial Officer and a Director for Waco International Corporation, a subsidiary of an Australian public company until 1998. Waco was a scaffolding manufacturer and construction rental equipment company with multiple US locations, 600 employees and over $75 million in revenue.

Mr. Charbonneau earned a Bachelor of Science in Business Administration with a Major in Accounting from The Ohio State University.

Mr. Charbonneau serves on the Company’s Audit Committee, Compensation Committee, Nominating &

Governance Committee and the Compliance & Ethics Committee as an independent member of the board of directors.

Other Public Company Directorships in the Last Five Years:

None.

Jeffrey Webb was appointed as a member of the board of directors on August 7, 2012.

Business Experience:

Mr. Webb is the Business Development Manager and a Director of Fidelity (Cayman) Ltd., one of the

largest banks in the Cayman Islands. He joined Fidelity (Cayman) Ltd in January 1990 and has since earned extensive experience in the international banking sector. Mr. Webb’s responsibilities have included the development, management and direction of investment banking activities alongside corporate finance and risk management. He has exhibited leadership in various roles and provided advice on multiple committees within and without the banking community.

Director Responsibilities and Qualifications:

Mr. Webb brings independent management oversight and an expert leadership background  with over two decades of accounting, management and consultancy experience to the Corporation’s board of directors.

Mr. Webb serves on the Company’s Audit Committee, Compensation Committee, Nominating &

Governance Committee and the Compliance & Ethics Committee as an independent member of the board of directors.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Commission, and forward copies of such filings to us. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are not aware of any persons who, during the annual period ended May 31, 2012, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company adopted a Code of Business Conduct & Ethics on June 13, 2012, within the meaning of

Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934, a copy of which is attached hereto as Exhibit 14 to this Form 10-K. Further, our Code of Business Conduct & Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.  Our Code of Business

Conduct and Ethics applies to directors and senior officers, such as our principal executive officer,

principal financial officer, controller, persons performing similar functions and employees.

Board of Directors Committees

Audit Committee

The board of directors established an Audit Committee on June 25, 2012, comprised solely of independent members to act on and report to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities.

Compensation Committee

The board of directors established a Compensation Committee on June 25, 2012, comprised solely of independent members to help the board of directors discharge its responsibilities with respect to the compensation of our Chief Executive Officer and other executive officers, the administration of the

Company's executive compensation and benefits programs and the production of an annual report on executive compensation for inclusion in the Company's proxy statement.

Nominating Committee

The board of directors has established a Nominating & Corporate Governance Committee on June 25,

2012, comprised solely of independent members to assist the board of directors in connection with nominations and corporate governance practices related to serving on the Company’s board of directors,

including candidates that may be referred by the Company’s stockholders. Stockholders who desire to recommend candidates for evaluation may do so by contacting the Company in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the board of directors through current members of the board of directors, professional search firms and other persons.  In evaluating potential candidates, the Nominating & Corporate Governance Committee takes into account a number of factors, including among others, the following:

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

Compliance

The board of directors established a Compliance and Ethics Committee on June 25, 2012, comprised solely of independent members to assist the board of directors in connection with overseeing the

Company’s compliance program with respect to the laws and regulations applicable to the Company’s business and compliance with Company’s Code of Business Conduct & Ethics and related policies by employees, officers, directors and other agents or associates of the Company.

Director Compensation

Directors currently are reimbursed for out-of-pocket costs incurred in attending meetings, awarded stock compensation, granted stock options pursuant to our 2009 Stock Option Plan and reimbursed for expenses related to their service. The Company has entered into board of director’s compensation agreements with each of its independent directors and employment agreements with its dependent directors which compensation is not tied to their service to the board of directors.

The following table provides summary information for the fiscal year ended May 31, 2012 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Director Compensation Table

Name

Fees

Stock

Option

Non-Equity

Nonqualified

All Other

Total

Earned

Awards      Awards      Incentive Plan

Deferred

Compensation

($)

Paid  in

($)

($)

Compensation      Compensation

($)

Cash ($)

($)

Earnings

($)

Robert  H.

$0

$0

$0

$0

$0

$120,000     $120,000

Miller

Andrew J.

$0

$0

$0

$0

$0

$144,000     $144,000

Sherman

Stephen

$0

$0   $147,000

$0

$0

$0     $147,000

Goss

David

$0

$0

$0

$0

$0

$0

$0

Charbonneau

Jeffrey Webb

$0

$0

$0

$0

$0

$0

$0

James

$0

$0

$0

$0

$0

$40,600

$40,600

Chew(1)

Herman

$0

$0

$0

$0

$0

$60,000

$60,000

Buschor(2)

Theodore

$0

$0

$0

$0

$0

$0

$0

Sarniak III (3)

(1)  James Chew resigned on January 4, 2012

(2)  Herman Buschor resigned on June 14, 2012

(3)  Theodore Sarniak III’s  death was acknowledged on August 7, 2012 with the appointment of Jeffrey Webb.

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

James Rodriguez de Castro's most recent professional background includes 14 years spent with Merrill

Lynch based in Japan and Hong Kong. His numerous senior executive roles there included Head of

Global Markets, New Initiatives and Advisory, Pacific Rim; Head of Trading, Equity Derivatives, CBs

and Index Arbitrage, Asia; and Head Trader, Japanese Equity Derivatives. His experience in the oil and gas sector began with Bankers Trust during the 1992 Gulf War. He remains a very active investor in this sector in Asia, and maintains active interests in mining and offshore equipment rental.

Dr. David Diehl, Ph.D. most recently led Corporate Technology Initiatives at PPG Industries,  Inc. (PPG),

the world’s second largest supplier of paints, coatings, optical products, specialty materials, chemicals,

glass and fiberglass, for seven years. Prior to this position, Dr. Diehl held various R&D and business development positions within the Industrial Coatings and Packaging strategic business units of PPG. He formed his own company in 2006, Technology Specialists, Inc., to offer consulting services that augment capability within organizations by increasing proficiency in open innovation, strategic thinking, and the development or acquisition of proprietary and patentable technology to achieve business objectives. His clients include well-known Fortune 500 companies as well as industry associations and NASA Langley.

Other clients include material science startups and growth phase companies. Dr. Diehl holds a B.S. in

Physics from Lebanon Valley College, an M.S. in Chemistry from the Pennsylvania State University, and a Ph.D. in Chemistry from Marquette University.

Morris Reid was most recently Managing Director of BGR Group, a lobbying firm in 2008 through

BGR’s acquisition of his consulting and public affairs firm, Westin Rinehart. Morris has worked with high-profile individuals, government officials and corporate executives in the successful resolution of complex and high-level political and corporate issues for more than 15 years. He is adept at fostering business development programs and specializes in launching partnerships that meld brand building,

coalition advocacy and effective public affairs and issue management strategies. As the Managing

Director of Westin Rinehart, Morris has consulted and provided counsel to the leaders of many Fortune

500 companies. He also served as a Clinton administration senior staff aide to the late Commerce

Secretary Ronald Brown and Housing Secretary Andrew Cuomo. Additionally, Morris was the director of

Vice President Al Gore's office at the 1996 Democratic Convention and Deputy Director of Vice

Presidential Operation for Clinton/Gore '96. In the 2008 presidential campaign, Morris was one of several senior Democratic strategists utilized by the Obama campaign to engage the mainstream media.

Sam Thomas is a professor of Banking and Finance at the Weatherhead School of Management of Case

Western Reserve University. He teaches in the Weatherhead MBA, MS, and Undergraduate programs.

His research and consulting activities focus on the practice of investment science, valuation,  and corporate strategy. His notable expertise is in integrating the global macro business cycle with practices in corporate finance strategy and investments strategy. Dr. Thomas is active in the research and development activities of corporate strategists, institutional investors, financial advisors and money managers and is known for his ability to materially integrate academic research with product development. His recent projects incorporate innovations in the design of corporate strategy and life-long portfolio construction in a manner that is compatible with phases of the business cycle. Dr. Thomas recently played a very important role at BluFin to develop India’s first comprehensive monthly Consumer Confidence Index

(CCI) to assess the pulse rate of the consumer that is expected to become the de facto standard for measuring consumer sentiment in India.  Other projects include business cycle indicators and the design of a comprehensive suite of stock market indices for India.

ITEM 11.

EXECUTIVE COMPENSATION

The objective of the Company’s compensation program is to provide compensation for services rendered by our executive officers. The Company’s salaries and stock option awards are designed to retain the services of our executive officers. Salary and stock option awards are currently the only type of compensation used in our compensation program. We use these forms of compensation because we feel that they are adequate to retain and motivate our executive officers. The amount we deem appropriate to compensate our executive officers is determined in accordance with market forces as we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to additional future employees to include other compensatory elements.

For the year ended May 31, 2012, $288,976 was paid in salary,  stock option awards and separation amounts to retain our chief executive officer and former chief financial officer. For the year ended May

31, 2011, $559,500 was paid in salary and stock option awards to retain said executive officers. We expect that the amount paid to retain executive officers will increase over the next twelve months in connection with the prospective engagement of a new chief financial officer which engagement will most likely include stock option awards in addition to a salary.

During the annual period ended May 31, 2012 our chief executive officer received compensation of

$10,000 per month pursuant to his existing consulting agreement with the Company as compared compensation of $7,500 per month for the period ended May 31, 2011. Management believes that the executive compensation paid in salary to our chief executive officer will remain consistent over the next twelve months as its business develops.

During the annual period ended May 31, 2012, our former chief financial officer received compensation of $10,000 per month pursuant to an employment agreement and on his resignation dated October 24,

2011, a separation amount  which included the grant of 100,000 stock options to purchase shares of the

Company’s common stock for $1.20 a share for a period of five years from the date of grant valued at

$112,714, as part of his agreement to cancel the 400,000 stock options granted pursuant to his employment agreement.

During the annual period ended May 31, 2011, our former chief financial officer received compensation of $10,000 per month pursuant to a consulting agreement in addition to a stock award valued at $49,200 and the grant of stock options valued at $408,000. The stock options granted during the annual period ended May 31, 2011 were rescinded in connection with the resignation of our former chief financial officer.

Summary Compensation

The following table provides summary information for the fiscal years ended May 31, 2012 and 2011 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated at over $100,000 and (iii) additional individuals if compensated at over

$100,000.

Executive Compensation Table

Name and

Year

Annual

Bonus

Stock

Option

Non-Equity

Nonqualified

All Other

Total

Principal

(ended

Salary

($)

Awards

Awards

Incentive Plan

Deferred

Compensation

($)

Position

May

($)

($)

($)

Compensation

Compensation

($)

31)

($)

Earnings

($)

Robert

2012

$120,000

$0

$0

$0

$0

$0

$0      $120,000

Miller: CEO,

2011

$90,000

$0

$0

$0

$0

$0

$0

$90,000

director(1)

Mark W.

2012

$56,262

$0

$0

$112,714

$0

$0

$0      $168,976

Sullivan:

2011

$10,000

$0

$49,200

$408,000

$0

$0

$0      $479,500

CFO, PAO(2)

Hermann

2012

$60,000

$0

$0

$0

$0

$0

$6,000

$66,000

Buschor:

2011

$115,000

$0

$0

$0

$0

$0

$6,000      $121,000

director, VP

Bus. Devel.

Andrew J.

2012

$144,000

$0

$0

$0

$0

$0

$0      $144,000

Sherman(3)

2011

$120,000

$0

$0

$0

$0

$0

$0      $120,000

Stephen Goss,      2012

$0

$0

$0

$147,044

$0

$0

$0      $147,044

director

2011

$0

$0

$0

$0

$0

$0

$0

$0

(1)      Mr. Miller as appointed as  chief executive officer and director on December 8, 2009.

(2)     Mr. Sullivan entered into an employment agreement  with the Company in connection with his appointment as chief financial officer and principal accounting officer on May 11, 2011. Terms  of the agreement included a signing bonus of 60,000 shares, options to purchase 400,000 shares, and a salary of $120,000 per annum. He resigned on October 24, 2011.

(3)     Andrew J. Sherman was appointed as a director on August 20, 2010 and also serves as the president of both MesoCoat and

Powdermet.

Outstanding Equity Awards

The following table provides summary information for the period ended May 31, 2012 concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and chief financial officer and (ii) the three most highly compensated individuals whose total compensation exceeds $100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Equity

Equity

incentive

Equity

incentive plan

plan

Market    incentive plan  awards: market

awards:

Number

value of

awards:

or payout

Number of

Number of

number of

of shares

shares

number of

value of

securities

securities

securities

or units

or units

unearned

unearned

underlying

underlying

underlying

of stock

of stock     shares, units   shares, units or

unexercised

unexercised

unexercised

Option

that have

that

or other rights     other rights

options

options

unearned

exercise

Option

not

have not    that have not     that have not

(#)

(#)

options

price

expiration

vested

vested

vested

vested

Name

exercisable      unexercisable

(#)

($)

date

(#)

(#)

(#)

($)

Robert H.

Miller(1)

666,700

333,300

-

0.60     December

11, 2019

-

-

-

-

Robert H.

Miller(1)

165,650

333,350

-

0.65    October 19,

2020

-

-

-

-

Andrew J.

Sherman

666,700

333,300

-

0.60     December

11, 2019

-

-

-

-

Stephen Goss

-

150,000

-

1.00     January 4,

2022

-

-

-

-

Mark

Sullivan

100,000

-

-

1.20    October 24,

2016

-

-

-

-

(1)  Mr. Miller is the indirect, beneficial owner of these options.

(2)  Mr. Chew resigned on January 4, 2012.

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14,

2009, which provides for the granting and issuance of up to 10 million shares of  our common stock.  As of September 11, 2012, we granted options to purchase 5,160,000 shares of common stock which were outstanding at exercise prices of $0.60, $0.65, $0.75, $1.00, $1.01, $1.02, $1.03, $1.05, $1.07, $1.20,  ,

$1.25, and $1.30 per share, which options vest over three years in equal increments.  At September 11,

2012, 4,840,000 options remained available for future grant.

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

ITEM 12.

SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 61,465,445 shares of common stock issued and outstanding as of September 11, 2012 with respect to: (i) all directors;

(ii) each person known by us to be the beneficial owner of more than five percent of our common stock;

and (iii) our directors and executive officers as a group.

Title of Class

Name and Address of Beneficial

Amount and nature of

Percent of Class

Ownership

Beneficial Ownership1

Robert  H. Miller

Common Stock

4801 Alhambra Circle

Coral Gables, Florida 33146

22,690,0002

36.9%

Andrew J. Sherman

Common Stock

9181 Boyer Lane

Kirtland Hills, Ohio   44060

03

0%

Stephen Goss

Common Stock

16373 Bridle  Wood Circle

Delray Beach, Florida 33445

04

0%

David Charbonneau

Common Stock

9085 Ledgemont  Drive

10,0005

<0.01%

Cleveland Ohio  44147

Jeffrey Webb

Common Stock

44 Oak Drive, Grand Cayman

Cayman Islands KY1 1107

10,0006

<0.01%

Common Stock

All Executive Officers and

Directors as a Group

22,710,000

36.9%

Maria Maz

Common Stock

4801 Alhambra Circle

22,690,0007

36.9%

Coral Gables, Florida 33146

Common Stock

Thomas and Mario  Miller Family

Irrevocable Trust u/a/d 12/01/2009

5,250,0007

8.5%

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

(2)      Mr. Miller is a beneficial owner of 17,440,000 shares held by Ms. Maria Maz, to whom Mr. Miller is married, and the beneficial owner of 5,250,000 shares held by the Thomas and Mario Miller Family Irrevocable Trust u/a/d 12/01/2009, which trust’s beneficiaries are Mr. Miller’s children. See footnote 7, below, for more details.

(3)      Mr. Sherman was granted 1,000,000 options that vest in equal increments over three years to purchase shares of common stock at $0.60 per share on or before December 14, 2019.

(4)      Mr. Goss was granted 150,000 options that vest in equal increments  beginning on January 5, 2013 over three years to purchase shares of common  stock at

$1.00 per share on or before January 4, 2023.

(5)      David Charbonneau was issued 10,000 common shares and granted 150,000 options that vest in equal increments beginning on September 15, 2012 over three years to purchase common stock at $2.30 per share on or before September 14, 2022.

(6)      Jeffrey Webb was issued 10,000 common shares and granted 150,000 options that vest in equal increments beginning on  August 7, 2013 over three years to purchase common stock at $1.90 per share on or before August 6, 2023.

(7)      Ms. Maz directly owns 17,440,000 shares and indirectly owns 5,250,000 shares held by the Thomas and Mario Miller Family Irrevocable Trust u/a/d

12/01/2009, which trust’s beneficiaries are Ms. Maz’s children. Ms. Maz is the indirect owner of 1,000,000 options, owned by Prosper, to purchase common stock at $0.60 per share before December 14, 2019, one third of which  vests each year beginning on December 14, 2010. Ms. Maz is the indirect owner of 500,000 options, owned by Prosper, to purchase common stock at $0.65 per share before October 19, 2020, one third of which  vest each year beginning on October 19, 2011.

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

On August 7, 2012, we entered into a board of director’s compensation agreement with Jeffrey Webb,

pursuant to which agreement Mr. Webb was issued 10,000 shares of common stock and granted 150,000 stock options at an exercise price of $1.90 per share for a period of ten years that vest in equal amounts over three years from the date of grant.

On June 15, 2012, we entered into a board of director’s compensation agreement with David

Charbonneau pursuant to which agreement Mr. Charbonneau was issued 10,000 shares of common stock, granted 150,000 stock options at an exercise price of $2.30 per share for a period of ten years that vest in equal amounts over three years beginning on September 15, 2012, an annual fee of $15,000 paid in four installments and up to $4,500 in 2012 for continuing education expenses in accountancy.

On January 5, 2012, we entered into a stock option agreement with Stephen Goss in connection with his service as a director, pursuant to which agreement Mr. Goss was granted 150,000 stock options at an exercise price of $1.00 per share for a period of ten years that vest in equal amounts over three years from the date of grant.

On October 24, 2011 we entered into a resignation and separation agreement with Mr. Sullivan, our former chief financial officer in connection with his resignation. The terms of the settlement agreement included a vested grant of 100,000 stock options to purchase shares of the Company’s common stock at an exercise price of $1.20 a share as part of his agreement to cancel the 400,000 stock options granted pursuant to his employment agreement.

On June 14, 2011 we entered into a subscription agreement with Mark Sullivan, a former executive officer, to purchase 115,000 shares of our common stock and  57,500 share purchase warrants, which purchase was pursuant to a private placement offering at $1.00 for one share and one half share purchase warrant. Each whole warrant allows the grantee to purchase one share of the Company’s common stock for $1.50 within two years of the date of grant.

On June 1, 2011, we entered into a consulting agreement with Robert Miller to provide services as our

Chief Executive Officer. The terms of the consulting agreement included a fee of $10,000 per month for a term to expire on June 1, 2012. We also agreed to reimburse Mr. Miller for all reasonable business expenses incurred by him in the performance of his duties. The agreement also has a provision to automatically renew for subsequent annual terms unless terminated in writing by either party. Mr.

Miller’s agreement was renewed for an additional annual term on June 1, 2012.

Director Independence

Our common stock is quoted on the OTCQB electronic quotation system, which does not have director independence requirements. Nonetheless, for the purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a) (15), pursuant to which rule a director is not considered independent if he or she is also an executive officer or employee of the corporation.

Accordingly, the Company deems Mr. Goss, Mr. Charbonneau and Mr. Webb to be independent directors.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  following  is  a  summary  of  the  fees  that  are  billed  to  us  by  our  auditors  for  professional  services rendered for the past two fiscal years:

Fee Category

Fiscal 2012 Fees ($)     Fiscal 2011 Fees ($)

Audit Fees

59,000

25,000

Audit-Related Fees

0

0

Tax Fees

0

0

All Other Fees

0

0

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Skoda Minotti & Co., Certified Public Accountants (“Skoda”), since July 19, 2011 in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

The Company did not have a standing audit committee at the time of the engagement of Skoda.

Therefore, all services provided to us by Skoda, as detailed above, were pre-approved by our board of directors.  Skoda performed all work only with their permanent full time employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under Item  8. Financial Statements and Supplementary Data, pages

F-1 through F-54, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended May 31, 2012 and 2011:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 64 of this Form  10-K, and are incorporated herein by this reference.

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

September 11, 2012

By: Robert H. Miller

Its: Chief Executive Officer, Chief Financial Officer, Principal

Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Robert H. Miller

September 11, 2012

Robert H. Miller

Chief Executive Officer, Chief Financial Officer, Principal Accounting

Officer and Director

/s/ Andrew Sherman

September 11, 2012

Andrew Sherman

Director

/s/ Stephen Goss

September 11, 2012

Stephen Goss

Director

/s/ David Charbonneau

September 11, 2012

David Charbonneau

Director

/s/ Jeffrey Webb

September 11, 2012

Jeffrey Webb

Director

INDEX TO EXHIBITS

Exhibit No.

Exhibit Description

3.1*

Articles of Incorporation and Certificate of Amendment, incorporated hereto by reference to the Form SB-2, filed with the Commission on June 19, 2007.

3.2*

Bylaws, incorporated hereto by reference to the Form SB-2, filed with the Commission on

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

December 27, 2011.

10.4*

Articles of Merger dated November 9, 2009, incorporated hereto by reference to the Form 8-

K filed with the Commission on December 9, 2009.

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

13, 2011.

10.10*

Investment Agreement dated December 9, 2009, between the the Company, MesoCoat and

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

Commission on January 19, 2011.

10.18*

Cooperation Agreement between MesoCoat and Petroleo Brasileiro S.A. dated January 11,

2011, incorporated by reference to the Form 8-K/A-3 filed with the Commission on March 6,

2012. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.19*

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

September 27, 2011.

10.22*

Exclusivity Agreement between MesoCoat and Mattson Technology,  Inc. dated April 7,

2011, incorporated hereto by reference to the Form 8-K/A-3 filed with the Commission on

March 6, 2012. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

14

Code of Business Conduct & Ethics adopted on June 13, 2012, attached.

21

Subsidiaries of the Company, attached.

31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule

13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of

2002, attached.

32

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18

U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

attached.

99

Powdermet audited financial statements for the period ended May 31, 2012, attached.

101. INS      XBRL Instance Document†

101. PRE     XBRL Taxonomy Extension Presentation Linkbase†

101. LAB    XBRL Taxonomy Extension Label Linkbase†

101. DEF     XBRL Taxonomy Extension Label Linkbase†

101. CAL    XBRL Taxonomy Extension Label Linkbase†

101. SCH    XBRL Taxonomy Extension Schema†

*

Incorporated by reference to previous filings of the Company.

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

65