Form 10-Q
period 2012-08-31
ABAKAN, INC
filed 2012-10-15
CIK 1400000

UNITED STATES

SECURITIES  AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended August 31, 2012.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-

accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act): Yes ☐  No ☑

Indicate the number of  shares outstanding of each of  the issuer’s classes of  common stock,  as of  the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the only class of voting stock), at October 12, 2012, was 61,672,945.

TABLE OF CONTENTS

PART I – FINANCIAL  INFORMATION

Item 1.     Financial Statements ...................................................................................................................... 3

Condensed  Consolidated Balance Sheets for the period ended August 31, 2012

(Unaudited) and  May 31, 2012 ........................................................................................................ 4

Unaudited Condensed  Consolidated Statements of Operations for the three months ended  August 31, 2012 and 2011, and cumulative amounts from development stage activities (June 27, 2006 (Inception) through August 31, 2012)........................................................... 5

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended  August 31, 2012 and 2011, and cumulative amounts from development stage activities (June 27, 2006 (inception) through August 31, 2012).............................................................6

Condensed Notes to  Consolidated Financial Statements (Unaudited)...................................................8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of

PART II – OTHER INFORMATION

PART I – FINANCIAL  INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

As used herein, the terms “Abakan”, “we,” “our,” and “us” refer to Abakan Inc., a Nevada corporation,

and its consolidated subsidiaries, unless otherwise indicated.  In the opinion of management, the accompanying financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

August 31,

May 31,

2012

2012

(unaudited)

ASSETS

Current assets

Cash and cash equivalents

$

608,818     $

859,566

Accounts receivable

163,928

22,854

Note receivable - related parties

4,076

4,500

Prepaid expenses (Note 7)

133,161

183,134

Total current assets

909,983

1,070,054

Non-current assets

Property, plant and equipment, net (Note 4)

3,281,645

3,021,088

Patents and licenses, net (Note 5)

7,733,564

7,776,315

Assignment agreement - MesoCoat (Note 6)

240,134

250,000

Investment - Powdermet (Note 8)

2,751,364

2,710,189

Goodwill

364,384

364,384

Total Assets

$

15,281,074     $

15,192,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

616,383     $

425,868

Accounts payable - related parties (Note 12)

99,360

80,773

Capital leases - current portion

39,808

42,999

Loans payable, net of discounts of $323,819  (Note 9)

2,638,712

2,465,165

Accrued interest - loans payable (Note 9)

221,045

183,106

Loan payable- related parties (Note 12)

60,000

-

Accrued liabilities

401,632

310,997

Total current liabilities

4,076,940

3,508,908

Non-current liabilities

Loans payable, net of discounts of $554,290  (Note 9)

1,087,830

1,146,277

Capital leases - non-current portion

66,113

72,176

Total liabilities

5,230,883

4,727,361

Commitments and contingencies (Note 14)

Stockholders' equity (Note 10)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

61,822,945 issued and outstanding – August 31, 2012,

61,465,445 issued and outstanding - May 31, 2012

6,183

6,147

Paid-in capital

14,430,650

13,321,527

Contributed capital

5,050

5,050

Accumulated deficit during the development stage

(7,729,748)

(6,322,365)

6,712,135

7,010,359

Non-controlling interest

3,338,056

3,454,310

Total stockholders' equity

10,050,191

10,464,669

Total liabilities and stockholders' equity

$

15,281,074     $

15,192,030

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Cumulative amounts

from  development

stage activities

For the three months ended

June 27, 2006

August 31,

(Inception) to

2012

2011

August 31, 2012

Revenue

Commercial

$

19,300     $

6,177     $

96,691

Contract  and grants

547,327

298,114

2,646,081

Other income

268,756

44,097

1,033,635

835,383

348,388

3,776,407

Cost of Revenues

336,774

170,084

1,385,972

Gross profit

498,609

178,304

2,390,435

Expenses

General and administrative

General and administrative

161,687

106,205

1,056,954

Professional fees

120,304

74,761

690,105

Professional fees - related parties

15,000

15,000

180,000

Consulting

363,932

225,372

2,068,227

Consulting  - related parties

99,427

76,577

1,339,407

Payroll and  benefits expense

182,976

137,607

1,181,281

Depreciation and amortization

85,500

82,059

417,584

Research and development

293,608

133,248

1,030,924

Impairment  of asset

-

-

180,000

Stock expense on note conversion

-

-

490,977

Stock options expense

459,784

338,517

3,048,568

Total expenses

1,782,218

1,189,346

11,684,027

Loss from operations

(1,283,609)

(1,011,042)

(9,293,592)

Other (expense)  income

Interest expense:

Interest - loans

(103,768)

(35,580)

(429,513)

Interest - related parties

-

-

(6,560)

Liquidated damages

-

-

(250,000)

Amortization of discount  on debt

(181,128)

(123,535)

(793,992)

Total interest  expense

(284,896)

(159,115)

(1,480,065)

Interest income

3,693

147

8,064

Loss on debt  settlement

-

-

(5,257)

Gain on debt  settlement

-

-

257,252

Gain on sale of assets

-

-

429,717

Unrealized gain on MesoCoat  acquisition

-

1,764,345

1,764,345

Equity in Powdermet  income

41,175

46,049

1,101,364

Equity in MesoCoat loss

-

(44,408)

(586,020)

Total Other (expense)  income

(240,028)

1,607,018

1,489,400

Net (loss) before non-controlling  interest

(1,523,637)

595,977

(7,804,192)

Non-controlling  interest  in MesoCoat Loss

116,254

53,892

74,444

Net (loss) attributable to  Abakan Inc.

(1,407,383)

649,868

(7,729,748)

Provision for income taxes

-

-

-

Net (loss)

$

(1,407,383)     $

649,868     $

(7,729,748)

Net (loss) per share - basic

$

(0.02)     $

0.01

Net (loss) per share - diluted

$

(0.02)     $

0.01

Weighted average  number of common

shares outstanding  - basic

61,615,065

59,330,468

Weighted average  number of common

shares outstanding  - diluted

61,615,065

67,485,701

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts  from

development stage

activities

For the three  months ended

June 27, 2006

August 31,

(Inception) to

2012

2011

August 31, 2012

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

Net profit/ (loss) before non-controlling interest

$

(1,523,637)     $

595,977     $

(7,804,192)

Adjustments to reconcile net (loss) to net

cash provided by (used in) development stage activities:

Depreciation and amortization

85,500

82,059

417,584

Amortization of discount on debt

181,128

123,535

793,992

Amortization of deferred financing fees

-

292

-

Stock options expense

459,784

338,517

3,048,568

Stock expense from note conversion

-

-

490,977

Stock issued for services

124,375

76,000

805,026

Equity in investee loss

-

44,408

514,365

Equity in investee profit

(41,175)

(46,049)

(1,029,707)

Unrealized gain on MesoCoat acquisition

-

(1,764,345)

(1,764,345)

Gain on sale of capital asset

-

-

(429,717)

Changes  in operating assets and liabilities:

Accounts receivable

(141,074)

44,839

7,529

Notes receivable -  related parties

-

-

(4,500)

Prepaid  expenses

49,973

10,023

(147,314)

Prepaid  expenses - related parties

424

1,485

14,576

Accounts payable

190,508

45,793

830,066

Accounts payable - related parties

18,587

37,554

182,091

Accrued interest - related parties

-

-

2,664

Accrued interest - loans payable

38,000

35,525

197,404

Accrued liabilities

90,635

39,865

268,826

Waste to Energy Group Inc.

-

-

180,000

Total adjustments

1,056,665

(930,500)

4,378,085

NET CASH (USED IN) DEVELOPMENT STAGE ACTIVITIES

(466,972)

(334,524)

(3,426,107)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, equipment and website

(282,082)

(288,993)

(1,388,956)

Proceeds from sale of capital assets

-

-

470,000

MesoCoat - minority interest, net of  cash assumed in business  combination

-

307,650

(2,390,266)

Investment  in MesoCoat

-

-

(750,070)

Powdermet  - minority interest

-

-

(1,650,000)

Assignment agreement - MesoCoat

-

-

(100,000)

Capitalized patents and licenses

(11,358)

(2,195)

(109,543)

Waste to Energy Group Inc.

-

-

(180,000)

NET CASH PROVIDED BY/ (USED) IN INVESTING ACTIVITIES

(293,440)

16,462

(6,098,835)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock

525,000

245,465

6,456,841

Proceeds from loans payable

71,000

846,665

3,922,287

Payments on loans payable

(137,028)

-

(512,679)

Proceeds from loans payable - related parties

66,200

-

145,880

Payments on loans payable - related parties

(6,253)

-

14,810

Repayments of capital leases

(9,255)

(3,387)

(63,894)

Stock Issuable

-

-

165,465

Proceeds from capital  contributed

-

-

5,050

NET CASH PROVIDED BY  FINANCING ACTIVITIES

509,664

1,088,744

10,133,760

NET INCREASE (DECREASE)  IN CASH AND CASH

EQUIVALENTS

(250,748)

770,682

608,818

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

859,566

-

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

608,818     $

770,682     $

608,818

SEE ACCOMPANING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts  from

development stage

activities

For the three months ended

June 27, 2006

August 31,

(Inception) to

2012

2011

August 31, 2012

Supplemental Disclosures:

Cash paid for income taxes

$

-     $

-     $

-

Cash paid for interest

$

-     $

-     $

964

Supplemental Non-cash Disclosures:

Notes and accounts payable converted to stock

Accounts payable - related parties

$

-     $

-     $

(205,971)

Loans payable

-

-

(650,169)

Accrued interest

-

-

(4,331)

Notes payable - related parties

-

-

(99,515)

Accrued interest - related parties

-

-

(9,724)

Common stock

-

-

974,460

Subscription payable

-

-

(3,000)

Subscription receivable

-

-

(1,750)

$

-     $

-     $

-

Stock issued for assignment agreement - MesoCoat

Assignment agreement - MesoCoat

$

-     $

-     $

(150,000)

Common stock

-

-

150,000

$

-     $

-     $

-

Capital lease equipment acquired

Property, plant and equipment

$

-     $

-     $

126,907

Capital lease payable

-

-

(126,907)

$

-     $

-     $

-

Non-cash write off of balances

Accounts payable - related parties

$

-     $

-     $

52,030

Loans payable

-

-

(156)

Accrued interest

-

-

(553)

Notes payable - related parties

-

-

(52,260)

Accrued interest - related parties

-

-

(811)

Subscription receivable

-

-

1,750

$

-     $

-     $

-

Beneficial  conversion valuation

Additional paid-in capital

$

-     $

505,873     $

1,241,449

Discount on convertible debts

-

(505,873)

(1,241,449)

$

-     $

-     $

-

Controlling interest purchase - Mesocoat

Accounts receivable

$

-     $

171,457     $

171,457

Property and equipment, net

-

1,899,598

1,899,598

Deferred financing fees

-

3,607

-

Patents and licenses, net

-

2,170,391

7,938,206

Total assets

-

4,245,053

10,009,261

Accounts payable

-

(268,398)

(268,398)

Capital leases

-

(42,906)

(42,907)

Loans Payable and accrued interest

-

(2,415,469)

(2,233,474)

Other accrued liabilities

-

(65,545)

(65,545)

Total liabilities

-

(2,792,318)

(2,610,324)

Net assets

-

1,452,735

7,398,937

Non-controlling interest equity

-

(1,468,023)

(3,412,500)

Goodwill

-

4,335,646

364,384

Investment  in Mesocoat

-

(1,849,665)

(1,849,665)

MesoCoat net assets received

$

-     $

2,470,694     $

2,501,156

SEE ACCOMPANYING  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

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

Unless the context indicates otherwise, all references herein to  “Abakan”, “we,” “us,” and “our” refer to

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 1 – BUSINESS - continued

On July 27, 2012, Abakan formed a wholly owned subsidiary company named, AMP Distributors, Inc.

(“AMP  FL”), a Florida corporation. AMP Distributors was formed to distribute MesoCoat products to consumer markets.

Abakan’s plan of operation is to acquire interests in early stage companies. Since those firms are typically pre-commercialization, it is anticipated that each firm Abakan decides to acquire will need successive rounds of financing to fund research & development, lengthy qualification periods, sales and marketing efforts. However, this may not necessarily be the case if Abakan acquires a new technology company with existing sales or we agree to a licensing strategy.

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

America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly,

they do not include all of the information and  footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals)

considered necessary for a fair presentation of Abakan’s financial position as of August 31, 2012, and the results of its operations and cash flows for the three months ended August 31, 2012, have been made.

Operating results for the three months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ended May 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2012, thereto contained in Abakan’s Form 10-K.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Consolidation Policy

The accompanying August 31, 2012 financial statements include Abakan’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Abakan’s ownership of its subsidiaries as of August 31, 2012 is as follows:

Name of Subsidiary

Percentage of Ownership

AMP Distributors (Cayman)

100%

AMP Distributors (Florida)

100%

MesoCoat, Inc.

51%

Earnings (Loss) Per Common Share

Abakan computes net loss per share in accordance with FASB ASC 260-10, "Earnings per Share". FASB

ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the

statement of operations. Basic  EPS  is  computed   by  dividing  net  loss  available to common

stockholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator)

during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  The only potentially dilutive common shares outstanding are stock options and warrants from inception (Note 11).

Non-Controlling Interest

Non-controlling interest represents the minority members’ proportionate share of the equity of MesoCoat,

Inc.   Abakan’s controlling interest in MesoCoat requires that its operations be included in the consolidated financial statements.  The equity interest of MesoCoat that is not owned by Abakan is shown as non-controlling interest in the consolidated financial statements.

Development Stage Enterprise

At August 31, 2012, Abakan’s business operations had not fully developed and it is highly dependent upon funding and therefore is considered a development stage enterprise.

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. Abakan provides an allowance for doubtful accounts based on management's periodic review of accounts, including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of August 31, 2012 management has determined that no allowance for doubtful accounts is required.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Notes Receivable

Notes receivable are stated at face value, plus any accrued interest earned. Abakan analyzes each note receivable each period for probability of collectability. Notes are considered in default when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of August 31, 2012 management has determined that no occurrence of default exists.

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

For the three months ended August 31, 2012 and 2011

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $293,608 and $133,248 for the three months ended August 31, 2012 and

2011, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses are included in general and administrative expense in the accompanying statement of operations. Total advertising expenses were

$1,125 and none for the three months ended August 31, 2012 and 2011, respectively.

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

For the three months ended August 31, 2012 and 2011

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

Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, Abakan has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued (Note 17).

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Abakan will continue as a going concern.  Abakan has net losses for the period of June 27, 2006 (inception) to the period ended

August 31, 2012, of $7,729,748, and a working capital deficit of $3,166,957.  These conditions raise substantial doubt about Abakan’s ability to continue as a going concern. Abakan’s continuation as a going concern is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows.  Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock,

debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

August 31, 2012

May 31, 2012

Machinery and equipment

$

643,726

$

427,641

Construction in progress

2,681,354

2,617,196

Computer equipment and office furniture

37,208

35,369

Leasehold improvements

53,818

53,818

3,416,106

3,134,024

Less accumulated depreciation and amortization

(134,461)

(112,936)

$

3,281,645

$

3,021,088

Depreciation and amortization expense was $21,525 and $7,098 for the three months ended  August 31,

2012 and 2011, respectively.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE  5  -  PATENTS  AND LICENSES

Patents and licenses consist of the following:

August 31, 2012

May 31, 2012

Patents

$

76,967    $

72,991

Website

21,000

21,000

Intellectual Property Research and Development

6,120,200

6,120,200

Licenses

1,850,582

1,843,200

8,068,749

8,057,391

Less accumulated amortization

(335,185)

(281,076)

$

7,733,564    $

7,776,315

Amortization expense was $54,109 and $74,961 for the three months ended August 31, 2012 and 2011,

respectively.  In the three months ended August 31, 2012 and 2011, we have capitalized an additional

$11,358 and $2,195, respectively, on patents and licenses, and have begun amortizing those according to our policy.

Future amortization patents and licenses are presented in the table below:

For the years ended May 31,

2013

$

234,289

2014

288,398

2015

288,398

2016

288,398

2017 and beyond

502,523

$   1,602,006

Patent license agreement

Abakan has an exclusive commercial patent license agreement with a third party which requires it to invest in the research and development of technology and the market for products by committing to a certain level of personnel hours and $350,000 of expenditures.

The patent license agreement required a total of $50,000 in execution fees which are included in intangible assets. The patent license agreements requires royalty payments equal to 2.5% of net sales of the product sold by Abakan beginning after the first commercial sale. For the first calendar year after the achievement of a certain milestone and the following two calendar years during the term of the agreement, Abakan will pay a minimum annual royalty payment of $10,000, $15,000 and $20,000 respectively.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 6 – ASSIGNMENT AGREEMENT – MESOCOAT

On March 25, 2011, Abakan entered into an assignment agreement (the Agreement) whereby it would assume the exclusive rights to distribute MesoCoat’s products intended for applications specific to the oil and gas pipeline industry in consideration of $250,000.  The Agreement was entered into with a company who entered into an exclusive distribution agreement with MesoCoat dated October 10, 2008 which was in effect for 10 years following the original date of the exclusive distribution agreement.  On May 31,

2011, Abakan completed the transfer of consideration and assumed all rights to the agreement.  We have commenced amortization over the remaining term of 76 months, and have recorded $9,866 in amortization expense as of August 31, 2012.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses consisted of the following at August 31, 2012:

Name

Description

Amount

Better Investing

Prepayment retainer for services

$

3,000

IPFS Corporation

Prepayment  for insurance

6,052

Optiminera SA

Prepayment retainer for services

51,000

Financial Insights

Prepayment retainer for services

6,000

Crystal Research Associates

Prepayment retainer for services

26,042

Hall, Lamb, & Hall

Prepayment retainer for legal fees

29,572

Deposits

Prepayment retainer for services

11,495

Total

$

133,161

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

183,134

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 8 – INVESTMENT IN NON-CONTROLLING INTEREST

Powdermet, Inc.

Under the terms of our September 7, 2010 amendment to our stock purchase agreement dated June 28,

2010, Abakan entered into a stock purchase agreement with Kennametal Inc. (“Kennametal”) to purchase from Kennametal five hundred and ninety six  thousand eight hundred and thirteen (596,813) shares,

representing a forty one percent (41%) interest in Powdermet,  Inc. (“Powdermet”), in exchange for one million six hundred fifty thousand dollars ($1,650,000).

The terms and conditions of the stock purchase agreement required Abakan to pay an initial payment of five hundred thousand dollars ($500,000) to Kennametal on September 7, 2010, and the remainder on or before September 30, 2010. The stock purchase agreement contains additional terms related to monthly liquidated damages in the amount of fifty thousand ($50,000) per month starting October 1, 2010. The transaction was to close no later than December 31, 2010.

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

Powdermet was the parent company of MesoCoat, owning 66% of MesoCoat at May 31, 2011. Andy

Sherman serves as the chief executive officer of both Powdermet and MesoCoat in addition to his duties as a member of Abakan’s board of directors. Through Abakan’s purchase of 41% of Powdermet, we also gain indirect ownership of the additional shares that Powdermet owns.

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

71,656

Investment balance, May 31, 2011

$   1,721,656

Equity in profit for year ended May 31, 2012

988,533

Investment balance, May 31, 2012

$   2,710,189

Equity in profit for three months ended August 31, 2012

41,175

Investment balance, August 31, 2012

$   2,751,364

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 8 – INVESTMENT IN NON-CONTROLLING INTEREST – continued

Powdermet’s ownership in MesoCoat was diluted when Abakan exercised its initial option to purchase

86,156 shares of common stock from MesoCoat. Powdermet’s ownership in MesoCoat as of August 31,

2012 is 47.50%.

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet Inc.

For the three months

For the three months

ended

ended

August 31, 2012

August 31, 2011

Equity Percentage

41%

41%

Condensed income statement information:

Total revenues

$

685,432     $

580,664

Total cost of revenues

280,499

216,847

Gross margin

404,933

363,817

Total expenses

304,507

251,502

Net profit

$

100,426     $

112,315

Abakan’s equity in net profit

$

41,175     $

46,049

Condensed balance sheet information:

August 31, 2012

May 31, 2012

Total current assets

$

677,283     $

578,725

Total non-current assets

4,991,443

4,234,600

Total assets

$

5,668,726     $

4,813,325

Total current liabilities

$

327,483     $

395,614

Total non-current liabilities

2,928,476

2,105,370

Total equity

2,412,767

2,312,341

Total liabilities and equity

$

5,668,726     $

4,813,325

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 9 – LOANS PAYABLE

As of August 31, 2012 and May 31, 2012, the loans payable balance comprised of:

Description

August 31,

May 31,

2012

2012

Convertible demand note to an unrelated entity bearing  5% interest per annum which  matures on April

$

424,795    $

400,231

13, 2013. The note is shown net  of a discount of $75,205 and $99,769, respectively, attributable to the beneficial  conversion feature, and an  effective interest rate of 30.19%.

Convertible demand note to an unrelated entity bearing  5% interest per annum which  matures on

1,292,900

1,214,917

March 17, 2013. The note is shown net of a discount of $207,100 and $285,083, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 31.19%.

Convertible demand note to an unrelated entity bearing  5% interest per annum which  matures on June

55,189

38,531

7, 2013. The note is shown net of a discount of $144,811 and $161,469, respectively, attributable to the beneficial  conversion feature, and an  effective interest rate of 175.84%.

Convertible demand note to an unrelated entity bearing  5% interest per annum which  matures on July

113,628

70,671

14, 2013. The note is shown net  of a discount of $386,372 and $429,329, respectively, attributable to the beneficial conversion feature, and an effective interest rate of 142.77%.

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

70,000

70,000

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

3,850

3,850

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

303

303

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

19,350

19,350

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

20,000

20,000

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

71,000

-

Uncollateralized demand note to a related entity bearing 8% interest per annum

60,000

-

Convertible demand note to an unrelated entity bearing  7.5% imputed interest per annum which

55,248

56,043

matures on July 10, 2018.

Capital leases payable to various  vendors  expiring in various  years through September 2016;

105,921

115,175

collateralized by certain equipment  with a cost of $205,157.

Uncollateralized demand note to an unrelated  entity for royalties shown net  of discount of $64,621 and

1,600,279

1,717,546

$82,454, respectively.

$      3,892,463    $

3,726,617

Less  current liabilities

2,738,520

2,508,164

Total long term liabilities

$      1,153,943    $

1,218,453

We also owed $221,045 and $183,106 in accrued interest for the above notes as of August 31, 2012 and

May 31, 2012, respectively. We also amortized $181,128 and $123,535 in discount on debt as of August

31, 2012, and 2011, respectively.

As of August 31, 2012 and May 31, 2012, we had no restrictive covenants attached to any of the above referenced notes.

Future maturity of our notes payable is presented in the table below:

For the years ended May 31,

2013

$

2,738,520

2014

864,418

2015

228,969

2016

29,563

2017 and beyond

30,993

$   3,892,463

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 10 – STOCKHOLDERS' EQUITY

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

Common Stock Issuances

Private placements

For the three months ended August 31, 2012, we issued the following shares:

On July 30, 2012, we closed a private placement for $525,000, or 300,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we had no offering costs for a net of $525,000.

Share based compensation

For the three months ended August 31, 2012, we issued the following shares for compensation:

On July 9, 2012, we issued 10,000 shares of our common stock for services performed valued at $20,000.

On June 1, 2012, we issued 12,500 shares of our common stock for services performed valued at $32,625.

On June 1, 2012, we issued 12,500 shares of our common stock for services performed valued at $27,750.

On July 1, 2012, we issued 12,500 shares of our common stock for services performed valued at $25,000.

On August 7, 2012, we issued 10,000 shares of our common stock for services performed valued at

$19,000.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 10 – STOCKHOLDERS' EQUITY - continued

Common Stock Warrants

In connection with the above private placement we valued the common stock warrants granted during the three months ended August 31, 2012, using the Black-Scholes model with the following assumptions:

July 30, 2012

Expected volatility (based on

154.31%

historical volatility)

Expected dividends

0.00

Expected term in years

2.00

Risk-free rate

0.23%

The expected volatility assumption was based upon historical stock price volatility measured  on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of Abakan’s warrants. The dividend yield assumption is based on our history and expectation of dividend payments. All warrants are immediately exercisable upon granting.

A summary of the common stock warrants granted during the three months ended August 31, 2012 is presented below:

Weighted

Average

Weighted

Remaining

Average

Contractual

Aggregate

Number of

Exercise

Terms

Intrinsic

Options

Price

(In Years)

Value

Balance at  June 1, 2011

2,670,233

$

0.85

Granted

1,696,063

1.67

Exercised

-

-

Forfeited or expired

(2,300,000)

0.75

Balance at  May 31, 2011

2,066,296

$

1.64

2.00 years

$

--

Exercisable at  May 31, 2012

2,066,296

$

1.64

2.00 years

$

--

Weighted average  fair  value of

options granted during the  year

ended May 31, 2011

$

1.64

Balance at  June 1, 2012

2,066,296

$

1.64

Granted

150,000

2.00

Exercised

-

-

Forfeited or expired

-

-

Balance at  August  31, 2012

2,216,296

$

1.66

2.00 years

$

--

Exercisable at  August  31, 2012

2,216,296

$

1.66

2.00 years

$

--

Weighted average  fair  value of

options granted during the three

months ended  August  31, 2012

$

1.66

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 10 – STOCKHOLDERS' EQUITY - continued

The following table summarizes information about the warrants outstanding at August 31, 2012:

Options Outstanding

Options Exercisable

Range

Number

Weighted

Weighted

Number

Weighted

of

Outstanding

Average

Average

Exercisable

Average

Aggregate

Exercise

at August

Remaining

Exercise

Intrinsic

at August

Exercise

Intrinsic

Price

31,  2012

Contractual Life

Price

Value

31, 2012

Price

Value

$     1.25

706,600

2.00 Years

$    1.25

$

--

706,600     $    1.25

$

--

$     1.50

410,233

2.00 Years

$    1.50

$

--

410,233     $    1.50

$

--

$     2.00

1,099,463

2.00 Years

$    2.00

$

--

1,099,463     $    2.00

$

--

2,216,296

2.00 Years

$    1.66

$

--

2,216,296     $    1.66

$

--

NOTE 11 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three months ended August 31, 2012 and 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the three months ended August 31, 2012 and 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

For the three

For the three

months ended

months ended

August 31, 2012

August 31, 2011

Net earnings (loss) from operations

$

(1,407,383)

$  649,868

Weighted-average common shares

61,615,065

59,330,468

Effect of dilutive securities:

Warrants

-

2,710,233

Options to purchase common stock

-

5,445,000

Dilutive potential common shares

61,615,065

67,485,701

Net earnings per share from operations:

Basic

$

(0.02)

$   0.01

Diluted

$

(0.02)

$   0.01

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 11 – EARNINGS-PER-SHARE CALCULATION - continued

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

For the three months

ended August 31,

2012

Common Stock Equivalents:

Warrants

2,216,296

Options to purchase common stock

5,860,000

Total of Common Stock Equivalents:

8,076,296

NOTE 12 – RELATED PARTY TRANSACTIONS

Due to the common control between Abakan and its related parties, Abakan is exposed to the potential that ownership risks and rewards could be transferred among the parties.

In addition to related party transactions mentioned elsewhere, we have the below agreements and transactions:

Board of Advisors

On June 1, 2012, we appointed a new member to our Board of Advisors and granted him 100,000 stock options for his service. The stock options have an exercise price of $2.30 per share of common stock, and expire ten years from the date of grant.  These options vest in equal one-third parts beginning on June 1,

2013, and every grant date anniversary for the next two years.  The term of the Board of Advisors

Agreement will be in force until June 1, 2013, and shall renew automatically on an annual basis unless terminated in writing. We also agreed to reimburse the advisor for all reasonable business expenses.

On June 20, 2012, we appointed a new member to our Board of Advisors and agreed to pay him $5,000 per month for his services beginning July 1, 2012. We also granted him 50,000 stock options for his service. The stock options have an exercise price of $2.05 per share of common stock, and expire ten years from the date of grant. These options vest in equal one-third parts beginning on June 20, 2013, and every grant date anniversary for the next two years. The term of the Board of Advisors Agreement will be in force until May 31, 2013, and shall renew automatically on an annual basis unless terminated in writing. We also agreed to reimburse the advisor for all reasonable business expenses.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 12 – RELATED PARTY TRANSACTIONS – continued

Board of Advisors - continued

On August 1, 2012, we appointed a new member to our Board of Advisors and agreed to pay him $3,000 per month for his services beginning August 1, 2012. We also granted him 75,000 stock options for his service. The stock options have an exercise price of $1.95 per share of common stock, and expire ten years from the date of grant. These options vest in equal one-third parts beginning on August 1, 2013, and every grant date anniversary for the next two years. The term of the Board of Advisors Agreement will be in force until August 1, 2013, and shall renew automatically on an annual basis unless terminated in writing. We also agreed to reimburse the advisor for all reasonable business expenses.

Board of Directors

On June 15, 2012, we appointed a new member to our Board of Directors. We agreed to pay him $15,000 per annum, payable in four equal payments.  We also agreed to issue him 10,000 restricted  shares of our common stock and granted him 150,000 stock options for his service. The stock options have an exercise price of $2.30 per share of common stock, and expire ten years from the date of grant. These options vest in equal one-third parts beginning on September 15, 2012, and every September 15 after that. We also agreed to pay for continuing education classes and related travel expenses, for a maximum of $4,500.

This agreement will be in force until May 31, 2015, unless terminated with a sixty day notice. We also agreed to reimburse the advisor for all reasonable business expenses.

On August 7, 2012, we appointed a new member to our Board of Directors. We agreed to issue him

10,000 restricted shares of our common stock and granted him 150,000 stock options for his service.  The stock options have an exercise price of $1.90 per share of common stock, and expire ten years from the date of grant. These options vest in equal one-third parts beginning on August 7, 2013 and every August 7 after that. This agreement will be in force until August 7, 2015, unless terminated with a sixty day notice.

We also agreed to reimburse the advisor for all reasonable business expenses.

Notes Payable – Related Party

For the three months ended August 31, 2012, we entered into two uncollateralized demand notes with a company controlled by our Chief Executive Officer’s spouse, Proper Financial, bearing 8% interest per annum for an aggregate total of $66,200. On August 31, 2012, we applied $6,200 of principal in addition to $59.24 of accrued interest to advances owed to us by the same company. As of August 31,

2012 we owed $60,000, and no accrued interest.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 13 – STOCK – BASED COMPENSATION

2009 Stock Option Plan – Abakan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009,

which provides for the granting and issuance of up to 10 million shares of our common stock.

On June 12, 2012, we granted 175,000 stock options to two consultants at an exercise price of $2.30 per share. The options will expire ten years from the grant date, and will vest in equal one third  parts on the anniversary of the option grant date.

On June 1, 2012, we granted 100,000 stock options to two consultants at an exercise price of $0.75 per share. The options will expire ten years from the grant date, and will vest in completely on March 15,

2013.

On June 15, 2012, we granted 150,000 stock options to a consultant at an exercise price of $2.30 per share. The options will expire ten years from the grant date, and will vest in equal one third  parts beginning on September 15, 2012, and then every September 15th for the next two years.

On June 20, 2012, we granted 50,000 stock options to a consultant at an exercise price of $2.05 per share.

The options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date.

On July 27, 2012, we granted 75,000 stock options to a consultant at an exercise price of $1.95 per share.

The options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date.

On August 7, 2012, we granted 150,000 stock options to a consultant at an exercise price of $1.90 per share. The options will expire ten years from the grant date, and will vest in equal one third  parts on the anniversary of the option grant date.

After these grants there will be 4,140,000 available for future grant.

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 13 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – Abakan - continued

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

The value of employee and non-employee stock warrants granted during the three months ended August

31, 2012 was estimated using the Black-Scholes model with the following assumptions:

June 1, 2012

June 12, 2012

June 15, 2012

June 20, 2012

Expected volatility (based

200.15%

154.39%

154.39%

154.39%

on historical volatility)

Expected dividends

0.00

0.00

0.00

0.00

Expected term in years

10

10

10

10

Risk-free rate

0.95%

1.67%

1.60%

1.65%

July 27, 2012

August 7, 2012

Expected volatility (based on historical volatility)

154.39%

154.39%

Expected dividends

0.00

0.00

Expected term in years

10

10

Risk-free rate

1.58%

1.66%

The expected volatility assumption was based upon historical stock price volatility measured  on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of Abakan’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the year ended May 31, 2012 and the three months ended August 31, 2012 is presented below:

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 13 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The-Abakan- continued

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

$

1.06

Balance at June 1, 2012

5,160,000

$

0.77

Granted

700,000

1.93

Exercised

-

-

Forfeited or expired

-

-

Balance at August 31, 2012

5,860,000

$

0.90

9.00 years

$

185,000

Exercisable at August 31, 2012

2,980,829

$

0.71

9.00 years

$

--

Weighted average fair value of

options granted during the year

ended August 31, 2012

$

1.06

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 13 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – Abakan - continued

The following table summarizes information about employee stock options under the 2009 Plan outstanding at August 31, 2012:

Options Outstanding

Options Exercisable

Weighted

Range

Number

Average

Weighted

Number

Weighted

of

Outstanding

Remaining

Average

Exercisable

Average

Aggregate

Exercise

at August

Contractual

Exercise

Intrinsic

at August

Exercise

Intrinsic

Price

31,  2012

Life

Price

Value

31, 2012

Price

Value

$     0.60

1,945,000

8.00 Years

$

0.60

$

--

1,900,040     $    0.60

$

--

$     0.65

1,400,000

8.00 Years

$

0.65

$

120,000

394,968     $    0.65

$

--

$     0.75

200,000

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

250,000

10.0 Years

$

1.30

$

--

166,675     $    1.30

$

--

$     1.90

150,000

10.0 Years

$

1.90

$

--

--     $    0.00

$

--

$     1.95

75,000

10.0 Years

$

1.95

$

--

--     $    0.00

$

--

$     2.05

50,000

10.0 Years

$

2.05

$

--

--     $    0.00

$

--

$     2.30

325,000

10.0 Years

$

2.30

$

--

--     $    0.00

$

-

5,860,000

9.0 Years

$

0.90

$

185,000

2,980,829     $    0.71

$

--

The total value of employee and non-employee stock options granted during the three months ended

August 31, 2012 and 2011, was $1,315,619 and $30,553, respectively. During three months ended

August 31, 2012 and 2011 Abakan recorded $459,784 and $338,517, respectively, in stock-based compensation expense relating to stock option grants.

At August 31, 2012 and 2011 there was $2,187,116 and $2,471,408, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through August 7, 2015. The following table represents the stock options expense for the each of the next four fiscal years ended  May 31:

For years ended May 31,

Expense

2013

$

1,062,144

2014

706,184

2015

408,568

2016

10,220

$

2,187,116

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 13 – STOCK – BASED COMPENSATION - continued

Stock Option Plan - MesoCoat

MesoCoat accounts for equity awards using the grant-date fair value.

Abakan’s stock option plan (the Stock Option Plan) is intended to advance the interest of Abakan and its shareholders. Options granted under the Stock Option Plan can be either incentive stock options or non-

qualified stock options. The Stock Option Plan authorized the issuance of a maximum of 9,000 shares of

Abakan’s common stock. These options have a term  of six years and will expire beginning August 2014 through November 2014.

A summary of Abakan’s stock option plan as of August 31, 2012, and the changes during the period then ended is presented in the table below:

Options Outstanding

Number of

Weighted

Shares

Average Exercise

Price

Outstanding at May 31, 2012

4,450    $

2.68

Granted

-

Exercised

-

Forfeited

-

Outstanding at  August 31, 2012

4,450    $

2.68

Options exercisable at August 31, 2012

3,150    $

1.95

NOTE 14 –COMMITMENTS

Leases

In August 2011, Abakan entered into a non-cash leasing arrangement where services are provided in exchange for an asset. Abakan has an obligation to provide 600 hours of services at a fair value of

$120,000 as consideration during the period from August 2011 to August 2017. Abakan has recorded this capital lease at its fair value.

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 14 –COMMITMENTS - continued

Leases -continued

MesoCoat also leases machinery and equipment under various capital lease arrangements,  which expires through September 2016. These leases are included in long-term and short-term debt and the related assets have been capitalized.

Total expense related to the operating leases was $37,990 and $12,375 for the three months ended August

31, 2012 and 2011. Interest expense for the leases for the three months ended August 31, 2012 and for the period of July 13 through August 31, 2012 was $383 and $1,173.

Minimum annual rental commitments are as follows at August 31, 2012:

For the years ended May 31,

Capital Leases

Operating Leases

2013

$

37,331      $

48,110

2014

23,181

80,400

2015

22,197

80,400

2016

21,273

80,400

2017 and thereafter

7,951

328,300

Total minimum lease payments

$

111,933      $

617,610

Less amount representing interest

(6,012)

Present value of net minimum capital lease payments

105,921

Less current maturities

(39,808)

Long-term obligations under capital leases

$

66,113

NOTE 15 - EMPLOYEE BENEFIT PLANS

Abakan has a 401(k) Plan (the Plan) covering substantially all of its employees who are at least age 21 and have completed three months of service.  Participating employees may elect to contribute, on a tax deferred basis, a portion of their compensation in accordance with Section 401(k) of the Internal Revenue

Code. Additional matching contributions may be made to the Plan at the discretion of Abakan. For the three months ended August 31, 2012, Abakan contributed $3,972.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of Abakan.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011

NOTE 17– SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.  Abakan has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the below:

Consulting agreement

On September 18, 2012, we entered into a consulting agreement commencing September 18, 2012, with an unrelated individual to provide investor public relations consulting. The terms of the consulting agreement are that the consultant is paid $5,000 per month; in addition the consultant was issued 25,000 shares of our restricted common stock for the initial three month period. Then commencing December

18, 2012 and each quarter after Abakan will issue shares of our restricted common stock valued at

$60,000 per quarter. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties, with a term expiring September 18, 2013.

Private Placement

On September 28, 2012, we closed a private placement for $262,500, or 150,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.00 per share and an expiration date of two years from the closing.  In connection with this placement we had no offering costs for a net of $262,500.

Development Loan - MesoCoat

On October 2, 2012 we began drawing against a development loan from the State of Ohio with a maximum amount of $1,000,000, and bearing an interest rate of one percent the first year after the disbursement date, and then for years two through seven, the interest rate is seven percent. On October 2,

2012, we received our first payout from this loan of $584,066, and then we received on October 5, 2012 a second payout of $316,477, for a total of $900,543. The loan is to be repaid over seven years, and is collateralized the project equipment, one CermaClad system and automated pipe blasting equipment, and all inventory, equipment, all fixtures, all intangibles and accounts receivables owned by MesoCoat.

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

Abakan has to date acquired a 51% controlling interest in MesoCoat, Inc. (“MesoCoat”) and a 41% non-

controlling interest in Powdermet,  Inc. (“Powdermet”). Since Powdermet owns 49% of MesoCoat,

Abakan’s interest in Powdermet represents a 20% indirect interest in MesoCoat.

MesoCoat

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

Initial Partner Sales

Current

PComP™MB

Market Entry

5

PComP™ Coating Services

Market Entry

3

CermaClad™ CR

Market Entry

5

CermaClad™ CR

Full Scale Production

14

CermaClad™ WR

Market Entry

8

CermaClad™ WR

Full Scale Production

18

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

Powdermet retains the exclusive manufacturing rights for the first 50 tons of PComP™ powders through

July 1, 2013. The license agreement will end upon the last valid claim of licensed patents to expire, unless terminated earlier within the terms of the agreement.

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

MesoCoat has obtained a two stage, exclusive license from UT-Battelle, LLC to utilize two  patents in its processes to develop products for wear and corrosion applications. The initial non-commercial exclusive license was entered into on September 22, 2009, which enabled MesoCoat to conduct development work to prove out the technology within the field of use. The second stage of the agreement comprises a commercial exclusive license, executed on March 7, 2011, that permits MesoCoat to conduct commercial sales utilizing the licensed process and technology. The license is valid through the expiration of the last patent in 2024 and required that MesoCoat invest in additional research and development of the technology and the market for products that stem from the technology by committing to a certain level of personnel hours and $350,000 in expenditures. MesoCoat has met the aforesaid conditions of the license agreement.

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

MesoCoat to verify the parameters for CRA material deposition and produce short pipe prototypes that meet the verified parameters. Due to the challenges associated with manipulating a complex design at very high temperatures within a confined fume-laden environment MesoCoat’s process development,

debugging and coating system integration efforts took more time than originally anticipated. A four month extension to the project timeline was requested of Petrobras and approved.  Phase II is now expected to be successfully completed by the end of the second fiscal quarter with the tool mechanism operating successfully while producing acceptable coatings.

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

AMP  Distributors Ltd./AMP Distributors, Inc.

AMP Distributors Ltd. (“AMP”) and AMP Distributors,  Inc. (“AMP FL”) were formed by Abakan in

June of 2011  and July 27, 2012 respectively as a Cayman Island company and a Florida corporation for the primary purpose of negotiating, executing and administrating international sales of MesoCoat's products. AMP and AMP FL will also be tasked with acquiring equipment and coating materials for

Abakan’s international transactions.  AMP  has appointed a managing director with over 15 years of experience in the offshore financial services industry and retained Kariola Limited, a consultancy organization, to assist it with technical advice and entry into the Far East markets.

Future Acquisition Targets

Abakan utilizes multiple resources to identify future acquisition targets in addition to a professional network of senior management and relationships with national laboratories, such as the Oak Ridge

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

•     Conferences, Events, and Tradeshows – Teams from Abakan, MesoCoat, and Powdermet attend close to 50 technology conferences, tradeshows, and events every year. We have found these to be an excellent resource for learning about new technologies, especially since these events center on our interests and expertise as well as that of potential acquisitions.

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

Every future opportunity will be evaluated based on several investment criteria. Prospective companies must have individual market solutions intended to solve critical industry problems and have the potential to generate at least a $100 million in revenue within five years of investment. Most companies that are ultimately included in Abakan’s investments will have more than one market solution. We are therefore restricted to firms that have established R&D programs, with a preference for firms that have solutions in final stages of R&D or in pilot-scale production. Abakan is directing its attention to owners that are willing to accept a multi-phased investment option while guaranteeing operational control. We plan to support these technology-centric R&D opportunities and investments with our own corporate strategy,

market development, licensing and contracted  support.

Plan of Operation

Abakan’s plan of operation for the coming year is to assist MesoCoat to succeed in commercialization efforts focused on its CermaClad™ and PComP™ products. To achieve this success Abakan aims to:

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

o     Gaining  another  joint  venture  agreement  with  one  other  major  oil  corporations  by  fourth quarter 2012.

o     Completing  construction  of  its  first  operating  plant  in  Euclid,  Ohio  by  the  fourth  quarter of  2012  and  begin  producing  work  samples  for  certification  and  approval  by  potential clients  by  the  first  quarter  2013,  with  work  to  be  split  60%/40%  between  samples  and commercial sales.

o     Continuing   a   plan   of   constructing   CermaClad™   and   PComP™   operating   plants   in

strategic market locations (Houston, Alberta, Brazil and the Far East).

o     Continuing  the  formation  of  strategic  partnerships  and  a  pipeline  of  potential  clients  for the CermaClad™ and PComP™ product lines.

Growth Strategy

Abakan intends to grow MesoCoat over the next five years by applying the expertise of its board of directors and board of advisors to the expansion of operations on a global basis. Management will rely on both project and investor financing to build new production facilities in emerging markets in a manner dedicated to capturing market share and enhancing shareholder value.

The accomplishment of these objectives relies on either of two growth strategies: i) a conservative or

“organic” strategy that requires an additional $16,000,000 in financing and ii) a moderate strategy which requires early market acceptance and an additional $45,000,000 to $50,000,000 in financing (dependent on the level of cash flow achieved and the level of project debt financing secured). On realizing sufficient financing, MesoCoat plans to launch between six and fifteen operating plants worldwide. Given the wide range of Abakan’s assumptions, the growth strategy depends largely upon the successful execution of both marketing plans and plant openings for CermaClad™ and PComP™. Given our strategy of targeting strategic global regions with multiple potential clients with multiple product lines, we believe that it is feasible for us to meet our expectations. Nonetheless, Abakan will carefully monitor the risks associated with achieving the goals in each growth scenario to ensure that MesoCoat can meet client expectations.

MesoCoat believes that its first offshore plant will be constructed on a “build to suit” basis in agreement with a full service construction company, which arranges architectural designs, permits, and  offers a leasing or financing arrangement for the cost of the land and the building.  Abakan has also had discussions with State Development Boards in several jurisdictions which have indicated interest in attracting high technology companies like MesoCoat to their respective areas, with the possibility of offering incentives such as grants and loan guarantees. Another key component of plant location lies in strategic global positioning. We expect to construct production facilities in locations where we can service multiple corporations in multiple industry sectors.  We have identified Brazil as a region of focus due to the significant oil and mining sectors in that country. West Africa is another part of the world that would benefit significantly from the application of MesoCoat’s products since the oil industry in that region has problems of corrosion and high pressure that are similar to those encountered in offshore

Brazilian oil fields.  Locations in the Far East will offer additional opportunities for MesoCoat.

While Abakan explores each opportunity it is aware of the inherent risks that often come with operating in offshore markets. Risks might include those associated with politics, currency or even the environment about which we will seek advice from experienced professionals in each offshore jurisdiction. Further, we expect that recent additions to our board of directors and our board of advisors will assist us in successfully navigating these prospective pitfalls based on years of experience within the international arena.

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

•     High Capital Intensity:  Abakan will continue to self-finance and act as owner-operator.

•     Medium Capital Intensity: Abakan intends to enter into joint venture partnerships, with it being the operator at 51% ownership and the partner at 49% ownership.

•     Low  Capital  Intensity:  Abakan  expects  to  enter  into  joint  ventures  with  supply  chain  partners which  would  act  as  operators  and  financiers  with  51%  ownership  while  it  would  act  as  the technology  supplier  with  49%  ownership.  Within  these  arrangements  we  do  not  intend  to  be  a licensor but rather participate in the operations and service end of the businesses.

Additional Funding

MesoCoat will require additional funding over the next twelve months to fulfill its business plan. Not all of the funding sought is currently available though MesoCoat expects to receive additional funding from

Abakan. Should MesoCoat be unable to secure additional financing from outside sources or Abakan,

MesoCoat will most likely be unable to meet its milestones and may need to scale back operations.  Any shortfall in minimum funding will adversely affect MesoCoat’s ability to expand or even continue operations.

Results of Operations

During the three month period ended August 31, 2012:

•      We continued its search to identify prospective business opportunities for merger or acquisition.

•

We focused our efforts on our interest on the continued development of MesoCoat products.

•      We completed equity financing in the amount of $525,000.

•      We continued negotiations with prospective joint venture partners in regions, such as Russia, in which we do not intend to operate on our own.

•      We continued negotiations with prospective joint venture partners in respect to technological applications that we do not intend to develop on our own.

•

We added another independent director to the board of directors and adopted corporate governance charters.

•      We continued our due diligence in respect to determining a suitable site for an additional

MesoCoat manufacturing facility in Brazil.

•

Secured a $1 million low interest loan from the State of Ohio to partially fund equipment for the new 11,000 sq. ft CermaClad™ clad piping manufacturing plant in Euclid, Ohio.

Revenues

For the period from June 27, 2006 (inception) until August 31, 2012, Abakan realized revenues of

$3,776,407. Revenues for the three month period ended August 31, 2012 were $835,383 as compared to

$348,388 for the three month period ended August 31, 2011. Revenues over the comparative three month periods can be wholly attributed to the operations of MesoCoat. Revenue in the current three month period was derived from commercial revenues of $19,300 as compared to $6,177 in the prior comparative period, contract and grant revenues of $574,327 as compared to $298,114 in the prior comparative period,

and other income of $268,756 as compared to $44,097 in the prior comparative period. Other income in the respective three month periods is primarily comprised of amounts paid by Petrobras under the terms and conditions of the Cooperation Agreement.

We expect revenue to continue to increase over the next twelve months as MesoCoat’s commercial and government sponsored contracts that commenced in the last part of 2011 are completed and new products under development are brought on line for commercial sales.

Gross Profit

For the period from June 27, 2006 (inception) until August 31, 2012, Abakan realized a gross profit of

$2,390,435. Gross profit for the three month period ended August 31, 2012 was $498,609 compared to

$178,304 for the three month period ended August 31, 2011. Gross profits in the current three month periods can be wholly attributed to the operations of MesoCoat. The calculation of gross profit in the current three month period offset revenue of $835,383 against cost of revenue of $336,774, as compared to offset revenue of $348,388 against cost of revenue of $170,084 in the prior comparative three month period.

We expect gross profits to continue to increase over the next twelve months as the business moves towards the commercialization of its product which when produced to scale is expected to decrease our relative cost of sales.

Net Losses/Income

For the period from June 27, 2006 (inception) until August 31, 2012, Abakan incurred net losses of

$7,729,748. Net losses for the three month period ended August 31, 2012 were $1,407,383 as compared to net income of $649,868 for the three month period ended August 31, 2011. The transition to net losses in the current three month period as compared  to net income in the prior comparative three month period can be primarily attributed to a book entry gain of $1,764,345 in the prior comparative three month period that did not affect net losses relative to actual cash used  due to an unrecognized gain on the acquisition of

MesoCoat. We do not expect to return to net income in the near term as anticipated increases in revenue and gross profit are likely to be parried by increases in operational expenses associated most significantly with increases in general and administrative expenses, professional fees, payroll expenses, research and development costs and depreciation and amortization of existing assets.

Despite management’s focus on ensuring operating efficiencies we do expect to continue to operate at a loss through fiscal 2013.

Expenses

For the period from June 27, 2006 (inception) until August 31, 2012, Abakan incurred operating expenses of $11,684,027. Operating expenses for the three month period ended August 31, 2012 were $1,782,218 as compared to $1,189,346 for the three month period ended August 31, 2011. The increase in operating expenses over the comparative three month periods can be primarily attributed to increases in general and administrative expenses which increased to $161,687 for the three month period ended August 31, 2012 from $106,205 over the comparative prior period, professional fees which increased to $120,304 for the three month period ended  August 31, 2012 from $74,761 over the comparative prior period, consulting costs which increased to $363,932 for the three month period ended August 31, 2012 from $225,372 over the comparative prior period, related party consulting costs which increased to $99,427 in the three month period ended August 31, 2012 from $76,577 over the comparative prior period, payroll and benefits expense which increased to $182,976 in the three month period ended August 31, 2012 from $137,607 over the comparative prior period, research and development costs which increased to $293,608 in the three month period ended August 31, 2012 from $133,248 over the comparative prior period and a book entry expense due to stock options that increased to  $459,784 in the three month period ended August 31,

2012 that did not affect net losses relative to actual cash used as compared to $338,517 over the comparative prior period.

We expect that operating expenses will continue to increase as our aggressive growth strategy over the next five years will require significant increases in personnel and facilities along with significant research and development to ensure that products nearing commercialization are brought to market as quickly and as effectively as possible.

Other Income/Expense

For the period from June 27, 2006 (inception) until August 31, 2012, Abakan realized other income of

$1,489,400. Other expenses for the three month ended August 31, 2012 were $240,028 as compared to other income of $1,607,018 for the three month period ended August 31, 2011. The transition to other expense in the current three month period over other income in the prior three month period can be primarily attributed to a book entry gain of $1,764,345 in the prior comparative three month period that did not affect other income relative to actual cash used  due to an unrecognized gain on the acquisition of

MesoCoat.

We expect to continue to incur other expense in future periods due to the interest accruing on convertible debt and the anticipated increase in the amortization of discount on debt over the next twelve months.

Income Tax Expense (Benefit)

Abakan may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

Abakan believes that inflation has not had a material effect on operations for the period from June 27,

2006 (inception) to August 31, 2012.

Capital Expenditures

Abakan has spent significant amounts on capital expenditures for the period from June 27, 2006

(inception) to August 31, 2012 on plant, property and equipment in the construction of the manufacturing facility in Euclid, Ohio, which amount was $988,053 as of August 31, 2012.

Liquidity and Capital Resources

Abakan has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of August 31, 2012 Abakan had current assets of $909,983 consisting of cash and cash equivalents of

$608,818, accounts receivable of $163,928, a note receivable from a related party of $4,076, and prepaid expenses of $133,161. Abakan had total assets of $15,281,074 consisting of current assets, property, plant and equipment of $3,281,645, patents  and licenses of $7,733,564, an assignment agreement of $240,134,

an investment in Powdermet of $2,751,364, and goodwill of $364,384.

As of August 31, 2012 Abakan had current liabilities of $4,076,940, consisting of accounts payable of

$616,383, accounts payable to related parties  of $99,360, capital leases of $39,808, loans payable of

$2,638,712, accrued interest of $221,045, loan payable to related parties of $60,000 and accrued liabilities of $401,632. Abakan had total liabilities of $5,230,883 consisting of current liabilities, loans payable of

$1,087,830 and capital leases of $66,113.

Abakan had stockholders’ equity of $10,050,191 and a working capital deficit of $3,166,957 at August

31, 2012.

For the period from June 27, 2006 (inception) to August 31, 2012, Abakan’s net cash used in development stage activities was $3,426,107.  Net cash used in development stage activities for the three month period ended August 31, 2012 was $466,972 as compared to $334,524 for the three month period ended August 31, 2011. Net cash used in development stage activities in the current three month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depreciation, amortization of discount on debt, stock issued for services and stock option expense offset by equity in investee profit. Actual cash items used, that are not income statement related items, include accrued liabilities, accounts payable, accrued interest on loans payable, and prepaid expenses offset by changes in accounts receivable.

We expect to continue to generate negative cash flow in operating activities until such time as net losses transition to net income.

For the period from June 27, 2006 (inception) until August 31, 2012, Abakan’s net cash used in investing activities was $6,098,835. Net cash used in investing activities for the three months ended August 31,

2012, was $293,440 as compared to net cash provided by investing activities of $16,462 for the three month period ended August 31, 2011. Net cash used in investing activities in the current period can be primarily attributed to  the purchase of property, plant and equipment, and capitalized patents and licenses.

We expect to continue to generate negative cash flow in investing activities as Abakan increases its investment in property, plant and equipment through MesoCoat.

For the period from June 27, 2006 (inception) until August 31, 2012, Abakan’s net cash provided by financing activities was $10,133,760. Net cash provided by financing activities for the three months ended August 31, 2012 was $509,664 as compared to $1,088,744 for the three months ended August 31,

2011. Net cash flow provided by financing activities in the current period is attributable to proceeds from the sale of common stock and loans payable, including related party loans, offset by payments on loans payable, including those to related parties, and repayments on capital leases.

We expect to continue to generate positive cash flow from financing activities as Abakan seeks new rounds of financing to build its business.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Abakan will require additional debt or equity financing. We had no commitments or arrangements for financing at August 31, 2012 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that Abakan will be able to obtain the financing required to meet its stated objectives or even to continue as a going concern.

Abakan does not expect to pay cash dividends in the foreseeable future.

Abakan has a defined stock option plan titled  “The Abakan Inc., 2009 Stock Option Plan” and contractual commitments with all of its officers and directors.

Abakan has plans for the significant purchase or sale of any plant or equipment in connection with the completion of the manufacturing facility under construction in Euclid, Ohio. MesoCoat has obtained verbal commitments for future capital expenditures from Abakan and Powdermet to fund any shortfalls

(including plant and equipment) in the construction of the Euclid facility should it not be able to raise funds in the normal course of business. Further, MesoCoat has secured a $1,000,000 loan from the Ohio

Third Frontier program that can be drawn down at any time in connection with the new manufacturing facility. MesoCoat had drawn down $0 in connection with the loan as of August 31, 2012. Subsequent to the period to date, October 12, 2012, MesoCoat has drawn down $900,543 of the $1,000,000 loan from the Ohio Third Frontier program.

Abakan intends to increase the number of employees engaged by MesoCoat on completion of the new

Euclid, Ohio manufacturing facility.

Off Balance Sheet Arrangements

As of August 31, 2012, Abakan had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Abakan’s auditors have expressed an opinion as to its ability to continue as a going concern as a result of net losses of $7,729,748 and a working capital deficit of $3,166,957 as of August 31, 2012. Our ability to continue as a going concern is dependent on realizing net income from operations, gains on investment,

obtaining funding from outside sources or realizing some combination of these objectives. Management’s plan to address Abakan’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) net income from operations; (iii) realizing a gain from its investment in Powdermet; (iv) converting debt to equity; and (v) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow

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

Critical Accounting Policies

The notes to the audited financial statements for Abakan for the years ended May 31, 2012 and 2011,

included in Abakan's Form 10-K filed with the Commission, discusses those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally (GAAP)

accepted in the United States of America.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by Abakan’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Abakan’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-

15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2012. Disclosure

controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Abakan’s management concluded, as of the end of the period covered by this report, that Abakan’s disclosure controls and procedures were effective in recording, processing,

summarizing, and reporting information required to be disclosed, within the time periods specified in the

Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Since the end of Abakan’s prior reporting period on Form 10-K it has adopted an audit committee charter,

formed an audit committee comprised of independent members of its board of directors, and involved said audit committee in overseeing the completion of this periodic report on Form 10-Q, thereby effecting a change in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act)

during the period ended August 31, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Abakan incurred net losses of  $7,729,748 for the period from June 27, 2006 (inception) to August 31,

2012. Since we have been without significant revenue since inception and have only recently transitioned to producing limited revenue, as a result of the business combination with MesoCoat, historical losses may continue into the future.

Abakan has a history of uncertainty about continuing as a going concern.

Abakan’s audits for the periods ended May 31, 2012 and 2011 expressed an opinion as to its ability to continue as a going concern as a result of net losses of $6,322,365 and a working capital deficit of

$2,438,854 as of May 31, 2012 which had increased to $7,729,748 and $3,166,957 respectively as of

August 31, 2012. Unless Abakan is able to produce net revenue over successive future periods its ability to continue as a going concern will be in jeopardy.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2012, Abakan authorized the issuance of 150,000 restricted common shares and 75,000 share purchase warrants, each warrant convertible into an additional share at an exercise price of $2.00 for a two year period from the date of issue, for $262,500 or $1.75 a share to Ammon & Associates, Inc. in reliance upon the exemptions from registration provided by Section 4(2) and Regulation D of the

Securities Act of 1933, as amended (“Securities Act”).

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

Abakan complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to an accredited offeree; (iii)

having not violated antifraud prohibitions with the information provided to the offeree; (iv) being available to answer questions by the offeree; and (v) providing restricted common shares and warrants to the offeree.

On September 18, 2012, Abakan authorized the issuance of  62,500 shares of restricted common shares to the following entities for investor relations services rendered, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act:

Name

Consideration      Basis

Shares

Exemption

Financial Insights

$85,375

Services

37,500

Sec 4(2)

Red Chip Companies, Inc.

$42,750

Services

25,000

Sec 4(2)

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

On August 7, 2012, Abakan authorized the issuance of 10,000 shares of its restricted common shares valued at $19,000 and the grant of  150,000 stock options with an exercise price of $1.90 per share that expire ten years from the date of grant vesting  in equal one-third parts annually beginning on August 7,

2013 to Jeffrey Webb for services rendered as a director, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

On July 30, 2012 Abakan authorized the issuance of 300,000 restricted common shares and 150,000 share purchase warrants, each warrant convertible into an additional share at an exercise price of $2.00 for a two year period from the date of issue, for $525,000 or $1.75 a share to Ammon & Associates, Inc. in reliance upon the exemptions from registration provided by Section 4(2) and Regulation D of Securities

Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

Abakan complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to an accredited offeree; (iii)

having not violated antifraud prohibitions with the information provided to the offeree; (iv) being available to answer questions by the offeree; and (v) providing restricted common shares and warrants to the offeree.

On July 27, 2012, Abakan authorized the grant of 50,000 stock options with an exercise price of $2.05 per share that expire ten years from the date of grant vesting in equal one-third parts annually beginning on

July 27, 2013 to Sam Thomas for services rendered as a member of the board of advisors, in reliance

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

On July 9, 2012, Abakan authorized the issuance of 10,000 shares of its restricted common shares valued at $20,000 and the grant of  150,000 stock options with an exercise price of $2.30 per share that expire ten years from the date of grant vesting in equal one-third parts annually beginning on September 15, 2012, to

David Charbonneau for services rendered as a director, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

On June 20, 2012, Abakan authorized the grant of 50,000 stock options with an exercise price of $2.05 per share that expire ten years from the date of grant vesting in equal one-third parts annually beginning on June 20, 2013 to David Diehl for services rendered as a member of the board of advisors,  in reliance

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

On June 12, 2012, Abakan authorized the grant of 75,000 stock options with an exercise price of $2.30 per share that expire ten years from the date of grant vesting in equal one-third parts annually beginning on June 1, 2013 to Anupam Ghildyal for employee services rendered, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

On June 12, 2012, Abakan authorized the grant of 100,000 stock options with an exercise price of $2.30 per share that expire ten years from the date of grant vesting in equal one-third parts annually beginning on June 1, 2013 to Morris Reid for services rendered as a member of the board of advisors, in reliance

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

MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

58 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Abakan Inc.

Date

/s/ Robert H. Miller

______________________

October 15, 2012

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

13, 2011.

10.10*

Investment Agreement dated December 9, 2009, between Abakan, MesoCoat and

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

14*

Code of Business Conduct & Ethics adopted on June 13, 2012 incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2012.

21*

Subsidiaries of Abakan incorporated hereto by reference to the Form  10-K filed with the

Commission on September 13, 2012.

31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule

13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of

2002, attached.

32

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18

U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

attached.

99*

Powdermet audited financial statements for the period ended  May 31, 2012 incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2012.

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