Form 10-Q
period 2012-11-30
ABAKAN, INC
filed 2013-01-14
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended November 30, 2012.

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

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the only class of voting stock), at January 14, 2013 was 62,243,003.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed Consolidated Balance Sheets for the period ended November 30, 2012

4

(Unaudited) and May 31, 2012

Unaudited  Condensed Consolidated Statements of Operations  for the three and six

5

months ended November 30, 2012 and 2011, and cumulative amounts from development stage activities (June 27, 2006 (Inception) through November 30,

2012)

Unaudited  Condensed Consolidated Statements of Cash Flows for the six months

6

ended November 30, 2012 and 2011, and cumulative amounts from development stage activities (June 27, 2006 (inception) through November 30, 2012)

Condensed Notes to Consolidated Financial Statements (Unaudited)

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

35

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

52

Item 4.

Controls and Procedures

52

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

53

Item 1A.

Risk Factors

53

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

57

Item 3.

Defaults Upon Senior Securities

60

Item 4.

(Removed and Reserved)

60

Item 5.

Other Information

60

Item 6.

Exhibits

60

Signatures

61

Index to Exhibits

62

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

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

November 30,

May 31,

2012

2012

(unaudited)

ASSETS

Current assets

Cash and cash equivalents

$

715,591

$

859,566

Accounts receivable

85,912

22,854

Note receivable - related parties

4,500

4,500

Prepaid expenses (Note 7)

124,103

183,134

Total current assets

930,106

1,070,054

Non-current assets

Property, plant and equipment, net (Note 4)

4,187,569

3,021,088

Patents and licenses, net (Note 5)

7,672,228

7,776,315

Assignment agreement - MesoCoat (Note 6)

230,267

250,000

Investment - Powdermet (Note 8)

2,651,088

2,710,189

Goodwill

364,384

364,384

Total Assets

$

16,035,642

$

15,192,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

643,750

$

425,868

Accounts payable - related parties (Note 12)

190,867

80,773

Capital leases - current portion

36,595

42,999

Loans payable, net of discounts of $171,615 (Note 9)

2,678,132

2,465,165

Accrued interest - loans payable (Note 9)

329,331

183,106

Loan payable- related parties (Note 12)

30,000

-

Accrued interest – related parties (Note 12)

773

-

Accrued liabilities

366,232

310,997

Total current liabilities

4,275,680

3,508,908

Non-current liabilities

Loans payable, net of discounts of $444,881 (Note 9)

2,091,696

1,146,277

Capital leases - non-current portion

60,557

72,176

Total liabilities

6,427,933

4,727,361

Commitments and contingencies (Note 14)

Stockholders' equity (Note 10)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

62,243,003 issued and outstanding – November 30, 2012,

61,465,445 issued and outstanding - May 31, 2012

6,226

6,147

Subscription receivable

(27,500)

-

Subscription payable

12,000

-

Paid-in capital

15,785,140

13,321,527

Contributed capital

5,050

5,050

Accumulated deficit during the development stage

(9,302,201)

(6,322,365)

6,478,715

7,010,359

Non-controlling interest

3,128,994

3,454,310

Total stockholders' equity

9,607,709

10,464,669

Total liabilities and stockholders' equity

$

16,035,642

$

15,192,030

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

(A DEVELOPMENT STATE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For three months ended

For six months ended

November 30,

November 30,

(Inception) to

2012

2011

2012

2011

November 30, 2012

Revenues

Commercial

$

50,781     $

25,338     $

70,081     $

31,515     $

147,472

Contract and grants

777,502

391,654

1,324,829

689,768

3,423,583

Other income

(268,756)

131,885

-

175,982

764,879

559,527

548,877

1,394,910

897,265

4,335,934

Cost of Revenues

205,227

220,948

542,001

391,031

1,591,199

Gross profit

354,300

327,929

852,909

506,234

2,744,735

Expenses

General and administrative

General and administrative

176,990

111,098

338,677

217,303

1,233,944

Professional fees

136,933

81,782

257,237

156,543

827,038

Professional fees - related parties

15,000

15,000

30,000

30,000

195,000

Consulting

259,085

159,417

623,017

384,789

2,327,312

Consulting - related parties

123,250

76,500

222,677

153,077

1,462,657

Payroll and benefits expense

160,701

215,442

343,677

353,049

1,341,982

Depreciation and amortization

108,432

84,171

193,932

166,230

526,016

Research and development

242,586

139,964

536,194

273,212

1,273,510

Impairment of asset

-

-

-

-

180,000

Stock expense on note conversion

37,223

-

37,223

-

528,200

Stock options expense

439,427

453,339

899,211

791,856

3,487,995

Total expenses

1,699,627

1,336,713

3,481,845

2,526,059

13,383,654

Loss from operations

(1,345,327)

(1,008,784)

(2,628,936)

(2,019,825)

(10,638,919)

Other (expense) income

Interest expense:

Interest - loans

(119,244)

(42,960)

(223,012)

(78,540)

(548,757)

Interest - related parties

(773)

(133)

(773)

(133)

(7,333)

Liquidated damages

-

-

-

-

(250,000)

Amortization of discount on debt

(215,957)

(155,787)

(397,085)

(279,322)

(1,009,949)

Total interest expense

(335,974)

(198,880)

(620,870)

(357,995)

(1,816,039)

Interest income

62

74

3,755

221

8,126

Loss on debt settlement

-

-

-

-

(5,257)

Gain on debt settlement

-

-

-

-

257,252

Gain on sale of assets

429,717

Unrealized gain on MesoCoat acquisition

-

-      -

-

1,764,345

1,764,345

Equity in Powdermet income/ (loss)

(100,276)

(24,775)

(59,101)

21,274

1,001,088

Equity in MesoCoat loss

-

-

-

(44,408)

(586,020)

Total Other (expense) income

(436,188)

(223,581)

(676,216)

1,383,437

1,053,212

Net profit/ (loss) before non-controlling interest

(1,781,515)

(1,232,365)

(3,305,152)

(636,388)

(9,585,707)

Non-controlling interest in MesoCoat Loss

209,062

69,975

325,316

123,867

283,506

Net profit/ (loss) attributable to Abakan Inc.

(1,572,453)

(1,162,390)

(2,979,836)

(1,634,929)

(9,302,201)

Provision for income taxes

-

-

-

-

-

Net profit/ (loss)

$     (1,572,453)     $     (1,162,390)     $     (2,979,836)     $

(512,521)     $

(9,302,201)

$

Net profit/ (loss) per share - basic

(0.03)     $

(0.02)     $

(0.05)     $

(0.01)

Net profit/ (loss) per share - diluted

$

(0.03)     $

(0.02)     $

(0.05)     $

(0.01)

Weighted average number of common

shares outstanding - basic

61,999,242

59,377,425

61,806,104

59,353,818

Weighted average number of common

shares outstanding - diluted

61,999,242

59,377,425

61,806,104

59,353,818

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts from

development stage

activities

For the six months ended

June 27, 2006

November 30,

(Inception) to

2012

2011

November 30, 2012

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

Net profit/ (loss) before non-controlling interest

$

(3,305,152)     $

(636,388)     $

(9,585,707)

Adjustments to reconcile net (loss) to net

cash provided by (used in) development stage activities:

Depreciation and amortization

193,932

166,230

526,016

Amortization of discount on debt

397,085

279,322

1,009,949

Amortization of deferred financing fees

-

730

-

Stock options expense

899,211

791,856

3,487,995

Stock expense from note conversion

37,223

-

528,200

Stock issued for services

222,125

76,000

902,776

Equity in investee (profit)/ loss

59,101

23,134

(415,066)

Unrealized gain on MesoCoat acquisition

-

(1,764,345)

(1,764,345)

Gain on sale of capital asset

-

-

(429,717)

Changes in operating assets and liabilities:

Accounts receivable

(63,058)

75,513

85,545

Notes receivable - related parties

-

-

(4,500)

Prepaid expenses

59,031

(25,977)

(138,256)

Prepaid expenses - related parties

-

1,485

14,152

Accounts payable

217,875

272,145

857,433

Accounts payable - related parties

110,094

156,735

273,598

Accrued interest - related parties

-

-

2,664

Accrued interest - loans payable

223,785

77,801

383,189

Accrued liabilities

55,235

96,922

233,426

Waste to Energy Group Inc.

-

-

180,000

Total adjustments

2,411,639

227,551

5,733,059

NET CASH (USED IN) DEVELOPMENT STAGE ACTIVITIES

(893,513)

(408,837)

(3,852,648)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, equipment and website

(1,214,142)

(626,105)

(2,321,016)

Proceeds from sale of capital assets

-

-

470,000

MesoCoat - minority interest, net of cash assumed in business combination

-

307,650

(2,390,266)

Investment in MesoCoat

-

-

(750,070)

Powdermet - minority interest

-

-

(1,650,000)

Assignment agreement - MesoCoat

-

-

(100,000)

Capitalized patents and licenses

(22,451)

(27,148)

(120,636)

Waste to Energy Group Inc.

-

-

(180,000)

NET CASH PROVIDED BY/ (USED) IN INVESTING ACTIVITIES

(1,236,593)

(345,603)

(7,041,988)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock

1,091,101

245,465

7,022,942

Proceeds from loans payable

1,037,580

944,833

4,888,867

Payments on loans payable

(138,974)

-

(514,625)

Proceeds from loans payable - related parties

66,200

9,000

145,880

Payments on loans payable - related parties

(36,253)

-

(15,190)

Repayments of capital leases

(18,023)

(11,565)

(72,662)

Stock Issuable

(15,500)

-

149,965

Proceeds from capital contributed

-

-

5,050

NET CASH PROVIDED BY FINANCING ACTIVITIES

1,986,131

1,187,733

11,610,227

NET INCREASE (DECREASE)  IN CASH AND CASH

EQUIVALENTS

(143,975)

433,293

715,591

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

859,566

-

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

715,591     $

433,293     $

715,591

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts from

development stage

activities

For the three months ended

June 27, 2006

November 30,

(Inception) to

2012

2011

November 30, 2012

Supplemental Disclosures:

Cash paid for income taxes

$

-     $

-     $

-

Cash paid for interest

$

-     $

-     $

964

Supplemental Non-cash Disclosures:

Notes and accounts payable converted to stock

Accounts payable - related parties

$

(46,000)     $

-     $

(251,971)

Loans payable

(157,788)

-

(807,957)

Accrued interest

(10,245)

-

(14,576)

Notes payable - related parties

-

-

(99,515)

Accrued interest - related parties

-

-

(9,724)

Common stock

214,033

-

1,188,493

Subscription payable

-

-

(3,000)

Subscription receivable

-

-

(1,750)

$

-     $

-     $

-

Stock issued for assignment agreement - MesoCoat

Assignment agreement - MesoCoat

$

-     $

-     $

(150,000)

Common stock

-

-

150,000

$

-     $

-     $

-

Capital lease equipment acquired

Property, plant and equipment

$

-     $

38,532     $

126,907

Capital lease payable

-

(38,532)

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

3,608

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

2,470,693     $

2,501,156

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

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

On December 10, 2009 the Company purchased a thirty-four percent (34%) interest in MesoCoat, Inc.

("MesoCoat"), and on July 13, 2011 purchased an additional eighteen and one-half percent (18.50%), for an aggregate total of fifty two and one-half percent (52.50%) of the outstanding stock of MesoCoat.

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

Powdermet was formed in 1996 as a Delaware corporation and has since developed a product platform of advanced materials solutions derived from nano-engineered particle agglomerate technology and derived hierarchically structured materials. Powdermet also owns 47.50% of MesoCoat.

On June 8, 2011, the Company formed a wholly owned subsidiary company named, AMP Distributors,

Ltd. (“AMP Distributors”), a Grand Cayman corporation. AMP Distributors was formed to distribute

MesoCoat products to consumer markets.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 1 – BUSINESS - continued

On June 8, 2011, the Company formed a wholly owned subsidiary company named, AMP Distributors,

Ltd. (“AMP Distributors”), a Grand Cayman corporation. AMP Distributors was formed to distribute

MesoCoat products to consumer markets.

On July 27, 2012, the Company formed a wholly owned subsidiary company named, AMP Distributors,

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

2012, and the results of its operations and cash flows for the three and six months ended November 30,

2012, have been made.  Operating results for the six months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ended May 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2012, thereto contained in the Company’s Form 10-K.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Consolidation Policy

The accompanying November 30, 2012 financial statements include the Company’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s ownership of its subsidiaries as of November 30, 2012 is as follows:

Name of Subsidiary

Percentage of Ownership

AMP Distributors (Cayman)

100.00%

AMP Distributors (Florida)

100.00%

MesoCoat, Inc.

52.50%

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

Development Stage Enterprise

At November 30, 2012, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

Reclassifications

Certain amounts in the period ended November 30, 2011 financial statements have been reclassified to conform to the current period ended November 30, 2012 presentation.

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on management's periodic review of accounts,

including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of November 30, 2012 management has determined that no allowance for doubtful accounts is required.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on management's periodic review of accounts,

including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of November 30, 2012 management has determined that no allowance for doubtful accounts is required.

Notes Receivable

Notes receivable are stated at face value, plus any accrued interest earned. The Company analyzes each note receivable each period for probability of collectability. Notes are considered in default when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of November 30, 2012 management has determined that no occurrence of default exists.

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

For the six months ended November 30, 2012 and 2011

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

Grant Revenue

Revenue from grants is generally recorded when earned as defined under the terms of the agreements. Each grant document sets the timing of amounts that are allowed to be billed and how to bill those amounts. The Company generally looks at a two week time period to bill from and work on the incurred costs for the same time period and bills according to preset amounts that are allowed to be billed for per the grant documents. This is then billed through a government billing system, reviewed by the government department, and then payment is sent to us.

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $536,194 and $273,212 for the six months ended November 30, 2012 and

2011, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses are included in general and administrative expense in the accompanying statement of operations. Total advertising expenses were

$5,000 and $496 for the six months ended November 30, 2012 and 2011, respectively.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period of June 27, 2006 (inception) to the period ended November 30, 2012, of $9,302,201, and a working capital deficit of $3,345,574.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The

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

For the six months ended November 30, 2012 and 2011

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

November 30, 2012

May 31, 2012

Machinery and equipment

$

734,099

$

427,641

Construction in progress

3,516,352

2,617,196

Computer equipment and office furniture

43,538

35,369

Leasehold improvements

54,177

53,818

4,348,166

3,134,024

Less accumulated depreciation and amortization

(160,597)

(112,936)

$

4,187,569

$

3,021,088

Depreciation and amortization expense was $47,661 and $18,878 for the six months ended November 30,

2012 and 2011, respectively.

NOTE  5  –  PATENTS  AND  LICENSES

Patents and licenses consist of the following:

November 30, 2012

May 31, 2012

Patents

$

82,693    $

72,991

Website

21,000

21,000

Intellectual Property Research and Development

6,120,200

6,120,200

Licenses

1,855,949

1,843,200

8,079,842

8,057,391

Less accumulated amortization

(407,614)

(281,076)

$

7,672,228    $

7,776,315

Amortization expense was $126,538 and $147,354 for the six months ended November 30, 2012 and

2011, respectively. In the six months ended November 30, 2012 and 2011, we have capitalized an additional $22,451 and $27,148, respectively, on patents and licenses, and have begun amortizing those according to our policy.

Future amortization patents and licenses as of November 30, 2012 are presented in the table below:

For the years ended May 31,

2013

$

161,860

2014

288,398

2015

288,398

2016

288,398

2017 and beyond

524,974

$   1,552,028

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE  5  –  PATENTS  AND  LICENSES -  continued

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

NOTE 6 – ASSIGNMENT AGREEMENT – MESOCOAT

On March 25, 2011, the Company entered into an assignment agreement (the Agreement) whereby it would assume the exclusive rights to distribute MesoCoat’s products intended for applications specific to the oil and gas pipeline industry in consideration of $250,000.  The Agreement was entered into with a company that entered into an exclusive distribution agreement with MesoCoat dated October 10, 2008 which was in effect for 10 years following the original date of the exclusive distribution agreement.  On

May 31, 2011, the Company completed the transfer of consideration and assumed all rights to the agreement.  We commenced amortization on June 1, 2012, over the remaining term of 76 months, and have recorded $19,733 in amortization expense as of the six months ended November 30, 2012.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 7 – PREPAID EXPENSES

Prepaid expenses consisted of the following at November 30, 2012:

Name

Description

Amount

Steven Ferris

Prepayment for services

$

15,000

Better Investing

Prepayment retainer for services

1,875

IPFS Corporation

Prepayment  for insurance

9,070

Optiminera SA

Prepayment retainer for services

25,500

Financial Insights

Prepayment retainer for services

5,000

Crystal Research Associates

Prepayment retainer for services

10,417

Hall, Lamb, & Hall

Prepayment retainer for legal fees

5,782

Fulcrum Financial Inquiry

Prepayment retainer for services

800

Antenna Group

Prepayment retainer for services

15,800

Steven Rosenfeld, PC

Prepayment retainer for legal fees

2,555

Wolf, Rifkin, Shapiro

Prepayment retainer for legal fees

2,000

Rick Beck Engineering

Prepayment retainer for services

12,000

Deposits

Prepayment retainer for services

18,304

Total

$

124,103

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

For the six months ended November 30, 2012 and 2011

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

Powdermet, we also gain indirect ownership of the additional shares of MesoCoat that Powdermet owns.

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

71,656

Investment balance, May 31, 2011

$   1,721,656

Equity in profit for year ended May 31, 2012

988,533

Investment balance, May 31, 2012

$   2,710,189

Equity in loss for six months ended November 30, 2012

(59,101)

Investment balance, November 30, 2012

$   2,651,088

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 8 – INVESTMENT IN NON-CONTROLLING INTEREST – continued

Powdermet’s ownership in MesoCoat was diluted when the Company exercised its initial option to purchase 86,156 shares of common stock from MesoCoat. Powdermet’s ownership in MesoCoat as of

November 30, 2012 is 47.50%.

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet Inc.

For the six months ended

For the six months ended

November 30, 2012

November 30, 2011

Equity Percentage

41%

41%

Condensed income statement information:

Total revenues

$

1,238,694

$

$

983,055

Total cost of revenues

492,708

417,300

Gross margin

745,986

565,755

Total expenses

890,134

513,866

Net profit/ (loss)

$

(144,148)

$

$

51,890

Company’s equity in net profit/ (loss)

$

(59,101)

$

$

21,274

Condensed balance sheet information:

November 30, 2012

May 31, 2012

Total current assets

$

650,246

$

578,725

Total non-current assets

4,652,477

4,234,600

Total assets

$

5,302,723

$

4,813,325

Total current liabilities

$

255,398

$

395,614

Total non-current liabilities

2,886,727

2,105,370

Total equity

2,160,598

2,312,341

Total liabilities and equity

$

5,302,723

$

4,813,325

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 9 – LOANS PAYABLE

As of November 30, 2012 and May 31, 2012, the loans payable balance comprised of:

Description

November 30, 2012

May 31, 2012

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

$

451,261     $

400,231

on April 13, 2013. The note is shown net of a discount of $48,739 and $99,769, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 30.19%.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

1,377,124

1,214,917

on March 17, 2013. The note is shown net of a discount of $122,876 and $285,083,

respectively, attributable to the beneficial conversion feature, and an effective interest rate of

31.19%.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

80,295

38,531

on June 7, 2013. The note is shown net of a discount of $119,705 and $161,469, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 175.84%.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

174,824

70,671

on July 14, 2013. The note is shown net of a discount of $325,176 and $429,329, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 142.77%.

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

70,000

70,000

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

3,850

3,850

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

33

303

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

19,350

19,350

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

20,000

20,000

Collateralized note to an unrelated entity bearing 1% interest for the first year and then 7%

900,543

-

per annum for years two - seven

Uncollateralized demand note to a related entity bearing 8% interest per annum

30,000

-

Convertible demand note to an unrelated  entity bearing 7.5% imputed interest per annum

54,435

56,043

which matures on July 10, 2018.

Capital leases payable to various vendors expiring in various years through September 2016;

97,152

115,175

collateralized by certain equipment with a cost of $205,157.

Uncollateralized demand note to an unrelated entity for royalties shown net of discount of

1,618,112

1,717,546

$46,788 and $82,454, respectively

$

4,896,979     $

3,726,617

Less current liabilities

2,744,726

2,508,164

Total long term liabilities

$

2,152,253     $

1,218,453

We also owed $330,104 and $183,106 in accrued interest for the above notes as of November 30, 2012 and May 31, 2012, respectively. We also amortized $397,085 and $279,322 in discount on debt as of

November 30, 2012, and 2011, respectively.

As of November 30, 2012 and May 31, 2012, we had no restrictive covenants attached to any of the above referenced notes.

Future maturity of our notes payable as of November 30, 2012 is presented in the table below:

For the years ended May 31,

2013

$

2,744,726

2014

1,133,227

2015

342,378

2016

151,303

2017 and beyond

525,345

$   4,896,979

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 9 – LOANS PAYABLE - continued

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

NOTE 10 – STOCKHOLDERS' EQUITY

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

Common Stock Issuances

Private placements

For the six months ended November 30, 2012, we issued the following shares:

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

On October 18, 2012, we closed a private placement for $230,000, or 100,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two  years from the closing. In connection with this placement we had no offering costs for a net of $230,000.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 10 – STOCKHOLDERS' EQUITY – continued

Common Stock Issuances - continued

Private placements- continued

On November 26, 2012, we closed a private placement for $16,100, or 7,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $16,100.

On November 26, 2012, we closed a private placement for $16,100, or 7,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $16,100.

On November 30, 2012, we closed a private placement for $57,500, or 25,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two  years from the closing. In connection with this placement we had no offering costs for a net of $57,500.

Conversion of debt to shares

On November 30, 2012, we converted several debt obligations for $168,033, or 73,058 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two  years from the closing. In connection with this placement we incurred stock expense on conversion of $29,223.

On November 30, 2012, we converted several accounts payables for $46,000, or 20,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing. In connection with this placement we incurred stock expense on conversion of $8,000.

Share based compensation

For the six months ended November 30, 2012, we issued the following shares for compensation:

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

On August 7, 2012, we issued 10,000 shares of our common stock for services performed valued at

$19,000.

On September 18, 2012, we issued 25,000 shares of our common stock for services performed valued at

$42,750.

On November 29, 2012, we issued 20,000 shares of our common stock for services performed valued at

$51,000, including costs of $21,000.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 10 – STOCKHOLDERS' EQUITY - continued

Common Stock Warrants

In connection with the above private placement we valued the common stock warrants granted during the six months ended November 30, 2012, using the Black-Scholes model with the following assumptions:

July 30,

September

October

November

November

2012

28, 2012

18, 2012

26, 2012

30, 2012

Expected volatility

154.31%

150.62%

150.62%

150.62%

150.62%

(based on historical

volatility)

Expected dividends

0.00

0.00

0.00

0.00

0.00

Expected term in years

2.00

2.00

2.00

2.00

2.00

Risk-free rate

0.23%

0.23%

0.29%

0.27%

0.25%

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

A summary of the common stock warrants granted during the year ended May 31, 2012 and the six months ended November 30, 2012 is presented below:

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

$

1.64

Balance at June 1, 2012

2,066,296

$

1.64

Granted

337,500

2.23

Exercised

-

-

Forfeited or expired

-

-

Balance at November 30, 2012

2,403,796

$

1.85

2.00 years

$

--

Exercisable at November 30, 2012

2,403,796

$

1.85

2.00 years

$

--

Weighted average fair value of

options granted during the three

months ended November 30, 2012

$

1.85

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 10 – STOCKHOLDERS' EQUITY - continued

Common Stock Warrants - continued

The following table summarizes information about the warrants outstanding at November 30, 2012:

Options Outstanding

Options Exercisable

Number

Number

Range

Outstanding

Weighted

Weighted

Exercisable

Weighted

of

at

Average

Average

at

Average

Aggregate

Exercise

November

Remaining

Exercise

Intrinsic

November

Exercise

Intrinsic

Price

30,  2012

Contractual Life

Price

Value

30, 2012

Price

Value

$     1.25

706,600

2.00 Years

$    1.25

$

--

706,600     $    1.25

$

--

$     1.50

410,233

2.00 Years

$    1.50

$

--

410,233     $    1.50

$

--

$     2.00

1,174,463

2.00 Years

$    2.00

$

--

1,174,463     $    2.00

$

--

$     2.70

112,500

2.00 Years

$    2.70

$

--

112,500     $    2.00

$

--

2,403,796

2.00 Years

$    1.85

$

--

2,403,796     $    1.85

$

--

NOTE 11 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three and six months ended November 30, 2012 and 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period.

Diluted earnings per common share for the six months ended November 30, 2012 and 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

For the three months

For the three

ended November 30,

months ended

2012

November 30, 2011

Net earnings (loss) from operations

$

(1,572,453)

$  (1,162,390)

Weighted-average common shares

61,999,242

59,377,425

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

61,999,242

59,377,425

Net earnings per share from operations:

Basic

$

(0.03)

$   (0.02)

Diluted

$

(0.03)

$   (0.02)

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 11 – EARNINGS-PER-SHARE CALCULATION - continued

For the six months

For the six months

ended November 30,

ended November 30,

2012

2011

Net earnings (loss) from operations

$

(2,979,836)

$  (512,521)

Weighted-average common shares

61,806,104

59,353,818

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

61,806,104

59,353,818

Net earnings per share from operations:

Basic

$

(0.05)

$   (0.01)

Diluted

$

(0.05)

$   (0.01)

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 11 – EARNINGS-PER-SHARE CALCULATION - continued

These securities below were excluded from the calculations above because to include them would be anti-

dilutive:

For the three

For the three

months  ended

months  ended

November 30, 2012     November 30, 2011

Common Stock Equivalents:

Warrants

2,403,796

2,710,233

Options to purchase common stock

5,860,000

5,545,000

Total of Common Stock Equivalents:

8,263,796

8,255,233

For the six

For the six

months  ended

months  ended

November 30, 2012     November 30, 2011

Common Stock Equivalents:

Warrants

2,403,796

2,710,233

Options to purchase common stock

5,860,000

5,545,000

Total of Common Stock Equivalents:

8,263,796

8,255,233

NOTE 12 – RELATED PARTY TRANSACTIONS

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

For the six months ended November 30, 2012 and 2011

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

We also agreed to pay for continuing education classes and related travel expenses, for a maximum of

$4,500. This agreement will be in force until May 31, 2015, unless terminated with a sixty day notice. We also agreed to reimburse the new director for all reasonable business expenses.

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

August 7 after that. This agreement will be in force until August 7, 2015, unless terminated with a sixty day notice. We also agreed to reimburse the new director for all reasonable business expenses.

Notes Payable – Related Party

For the six months ended November 30, 2012, we entered into two uncollateralized demand notes to a

Company controlled by our Chief Executive Officer’s spouse, Prosper Financial, bearing 8% interest per annum for an aggregate total of $66,200. On August 31, 2012, we applied $6,200 of principal in addition to $59.24 of accrued interest to advances owed to us by the same company. On September 25,

2012, we also made a cash principal payment of $30,000. As of November 30, 2012 we owed $30,000,

and $773 of accrued interest.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 13 – STOCK – BASED COMPENSATION

2009 Stock Option Plan – The Company

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009,

as amended on June 14, 2012, which provides for the granting and issuance of up to 10 million shares of our common stock.

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

2013.

On June 15, 2012, we granted 150,000 stock options to a new director at an exercise price of $2.30 per share. The options will expire ten years from the grant date, and will vest in equal one third parts beginning on September 15, 2012, and then every September 15th for the next two years.

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

The options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date.

On August 7, 2012, we granted 150,000 stock options to a new director at an exercise price of $1.90 per share. The options will expire ten years from the grant date, and will vest in equal one third parts on the

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

For the six months ended November 30, 2012 and 2011

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

November 30, 2012 was estimated using the Black-Scholes model with the following assumptions:

June 1, 2012

June 12, 2012

June 15, 2012

June 20, 2012

Expected volatility (based on

200.15%

154.39%

154.39%

154.39%

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

A summary of the options granted to employees and non-employees under the plan and changes during the year ended May 31, 2012 and the six months ended November 30, 2012 is presented below:

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 13 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company - continued

A summary of the options granted to employees and non-employees under the plan and changes during the year ended May 31, 2012 and the six months ended November 30, 2012 is presented below:

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

-

Forfeited or expired

-

-

Balance at November 30, 2012

5,860,000

$

0.90

9.00 years

$

185,000

Exercisable at November 30, 2012

2,980,829

$

0.71

9.00 years

$

--

Weighted average fair value of

options granted during the year ended

November 30, 2012

$

1.06

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 13 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company - continued

The following table summarizes information about employee stock options under the 2009 Plan outstanding at November 30, 2012:

Options Outstanding

Options Exercisable

Weighted

Number

Range

Number

Average

Weighted

Exercisable

Weighted

of

Outstanding

Remaining

Average

at

Average

Aggregate

Exercise

at November

Contractual

Exercise

Intrinsic

November

Exercise

Intrinsic

Price

30,  2012

Life

Price

Value

30, 2012

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

$

--

The total value of employee and non-employee stock options granted during the six months ended

November 30, 2012 and 2011, was $1,315,619 and $143,267, respectively. During six months ended

November 30, 2012 and 2011 the Company recorded $899,211 and $791,856, respectively, in stock-

based compensation expense relating to stock option grants.

At November 30, 2012 and 2011 there was $1,747,689 and $2,130,783, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through August 7, 2015. The following table represents the stock options expense for the each of the next four fiscal years ended May 31:

For years ended May 31,

Expense

2013

$

622,717

2014

706,184

2015

408,568

2016

10,220

$

1,747,689

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

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

A summary of the Company’s stock option plan as of November 30, 2012, and the changes during the period then ended is presented in the table below:

Options Outstanding

Number of

Weighted

Shares

Average

Exercise

Price

Outstanding at May 31, 2012

4,450    $

2.68

Granted

-

Exercised

-

Forfeited

-

Outstanding at November 30, 2012

4,450    $

2.68

Options exercisable at November 30, 2012

3,150    $

1.95

NOTE 14 – COMMITMENTS

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 14 – COMMITMENTS - continued

Leases - continued

MesoCoat also leases machinery and equipment under various capital lease arrangements, which expires through September 2016. These leases are included in long-term and short-term debt and the related assets have been capitalized.

Total expense related to the operating leases was $40,200 and $26,889 for the six months ended

November 30, 2012 and 2011. Interest expense for the leases for the six months ended November 30, 2012 and for the period of July 13 through November 30, 2012 was $612 and $1,991.

Minimum annual rental commitments are as follows at November 30, 2012:

For the years ended May 31,

Capital Leases

Operating Leases

2013

$

28,562      $

40,200

2014

23,181

80,400

2015

22,197

80,400

2016

21,273

80,400

2017 and thereafter

7,951

328,300

Total minimum lease payments

$

103,164      $

609,700

Less amount representing interest

(6,012)

Present value of net minimum capital lease payments

97,152

Less current maturities

(36,595)

Long-term obligations under capital leases

$

60,557

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

18, 2012 and each quarter after the Company will issue Shares of our restricted common stock valued at

$60,000 per quarter. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties, with a term expiring September 18, 2013.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan (the Plan) covering substantially all of its employees who are at least age

21 and have completed three months of service. Participating employees may elect to contribute, on a tax deferred basis, a portion of their compensation in accordance with Section 401(k) of the Internal Revenue

Code. Additional matching contributions may be made to the Plan at the discretion of the Company. For the six months ended November 30, 2012, the Company contributed $10,339.

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

Private Placements

On December 7, 2012, we closed two private placements for a total of $279,450, or 121,500 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $279,450.

On December 10, 2012, we closed a private placement for $230,000, or 100,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two  years from the closing. In connection with this placement we had no offering costs for a net of $230,000.

On December 18, 2012, we closed three private placements for a total of $211,600, or 92,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $211,600.

On December 24, 2012, we closed a private placement for $103,500, or 45,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two  years from the closing. In connection with this placement we had no offering costs for a net of $103,500.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2012 and 2011

NOTE 17– SUBSEQUENT EVENTS - continued

Board of Directors

On December 5, 2012, we appointed a new member to our Board of Directors. We agreed to grant him

175,000 stock options for his service. The stock options have an exercise price of $2.61 per share of common stock, and expire ten years from the date of grant. These options vest as follows; 25,000 upon the date of this agreement and then in equal parts of 50,000 options beginning on December 5, 2013 and every December 5 after that. This agreement will be in force until December 5, 2015, unless terminated with a sixty day notice. We also agreed to reimburse the new member of the Board for all reasonable business expenses.

Employment agreement

On December 5, 2012, we entered into an employment agreement commencing December 10, 2012 with a related individual to perform duties as our Chief Financial Officer.  The individual was a prior director and resigned the effective date of this agreement.  The employee retained previously issued stock options. The terms of the employment agreement are $16,000 per month salary of which a portion is deferred. The employment agreement will end on December 31, 2015 and which time it can be renewed for 2 one year periods.  In the event that this agreement is terminated, the employee may be eligible for severance pay based upon the length of employment. The employee was also granted

125,000 stock options with an exercise price of $2.61 per share; they will vest equally over 3 years beginning December 9, 2013. The employee was also given a retention award to be paid $20,000 in common shares the month following the anniversary date of his employment.

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

Abakan

Abakan expects to become a leader in the multi-billion dollar advanced coatings and metal formulations markets as a result of its investment in MesoCoat, Inc. (“MesoCoat”) and Powdermet, Inc.

(“Powdermet”).  MesoCoat and Powdermet each have the potential to substantially impact the surface engineering and energy management needs of Fortune 1000 companies and government entities. Towards this end, Abakan is actively involved in supporting their R&D, market development, and commercialization efforts.

Abakan has to date acquired a 52.5% controlling interest in MesoCoat and a 41% non-controlling interest in Powdermet. Since Powdermet owns 47.5% of MesoCoat, Abakan’s interest in Powdermet represents an additional 19.5% indirect interest in MesoCoat.

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

CermaClad™ is estimated to save up to 75% of the cost of using solid alloys, while providing equivalent maintenance free corrosion lifetimes equal to the life of the asset. Clad metals are widely used in oil and gas exploration and production, marine transportation, mining, petrochemical processing and refining,

nuclear, paper and pulp, desalination, and power generation industries. Each industry sector has slightly different needs and requirements. For instance, to meet growing global energy demands, oil companies continue to extend their offshore drilling efforts into deeper seas. The higher temperatures and corrosivity

(carbon dioxide and hydrogen sulfide content) of these deeper reserves eliminate plastics and other competing material solutions from consideration, resulting in a significantly increased use of corrosion resistant alloys - and lower-cost clad pipe alternatives.

CermaClad™ is MesoCoat’s proprietary cladding process which utilizes a high density infrared fusion heat source – an arc lamp – to melt, fuse, and metallurgically bond (make inseparable) metals, corrosion resistant alloys and/or cermets onto metal substrates such as plate, pipe, or large components. Using this process, products like risers and flowlines can be protected against harsh operating environments with great efficiency and speed compared to competing weld overlay products. Today, clad steel is a specialized segment of the steel industry where it is projected that demand will outstrip supply in the next

few years.   Management believes that the CermaClad™ process and equipment offers the lowest capital cost per unit production, and is scalable to large volumes with low to modest capital investment and plant requirements.

Management believes the competitive advantages of CermaClad™ over current competing technologies and products are:

     CermaClad™ and other clad overlays can be produced at a 50-80% lower cost than alternative solid alloy products.

     CermaClad™ produces a metallurgically bonded overlay, reducing the risk of catastrophic failure and the buckling of mechanically lined pipes such as those supplied by industry leader.

     CermaClad™ can be applied to seamless pipe, or after pipe welding, eliminating 90% of special metal welds which are difficult, expensive, and also a common source of early failure.

     CermaClad™ application technology occurs with a 30-40cm wide infrared “torch” compared to less than 1 cm wide for laser or inert gas welding torches, resulting in application rates over an order of magnitude faster than current weld overlay technologies.

     Due to its high productivity compared to traditional weld overlay, and the elimination of the need for deformation processing (steel mill) of bulk metals, CermaClad™ capital and start-up costs are two to ten times lower than competing technologies.

     Compared to weld overlay, CermaClad™ produces a smooth overlay that is virtually free of base metal dilution, improving inspectability and corrosion resistance. This characteristic enables the use of thinner, even lower cost cladding alternatives in many applications.  Smooth surfaces also decrease flow resistance, enabling reduced friction losses in pipeline applications.

The CermaClad™ product line in development today is as follows:

     CermaClad™ CR (Corrosion Resistant Alloys). Product line that offers a lower cost alternative to solid nickel and stainless steel alloys for oil and gas, pulp and paper, and chemical process industry vessels, pipes, flowlines, risers, jumpers, valves, and components.

     CermaClad™ WR (Wear Resistant). Product line of metal matrix composite and nanocomposite wear resistant materials to extend life of steel structures such as hydrotransport slurry lines, pump components, valve components, spools, T’s, and elbows for mining, mineral processing, and oil sands/heavy oil production.

     CermaClad™ HT (High Temperature). Product line of high temperature claddings for heat exchanger tubing, boiler, and other energy production components offering greater compositional control (higher performance) and lower cost than solid alloys or traditional weld overlays.

     CermaClad™ LT (Low Thickness). Exploits the unique high purity capabilities of the

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

The competitive advantages of PComP™ for each of its initial target markets are as follows:

     Wear and corrosion resistance and dimensional restoration

     PComP™ T-HT (High Toughness) is a titanium carbon-nitride based high corrosion/wear resistant, low friction high velocity oxygen fuel (HVOF) coating that competes with hard chrome and diamond like carbone PVD (physical vapor deposition) alternatives for hydraulic cylinders, piston rings, bearings, rotating shafts, and valve components where low stick-slip, corrosion, and modest wear resistance are required. PComP™ provides both wear and corrosion resistance (unlike chrome), and significantly reduces environmental safety and health liabilities.  Furthermore, in many applications, thermal spray coatings such as PComP™ provide life multiples over chrome (80 times in cylinder liner application in testing reported by Caterpillar).  Lower coefficient of friction protects seals from premature wear and reduces energy consumption in rotating components through lower friction losses, and the lower coating stresses and higher toughness enable thicker coatings to be applied than chrome or other alternatives, meaning component life

can be extended through enabling additional repair cycles.   PComP™ T-HT has

significantly higher build-up rates than that of carbides, and grinding and finishing can be done faster and cheaper with conventional grinding techniques compared to the expensive diamond finishing process used for competing carbide coatings.

     PComP™ T-HH (High Hardness) is a higher wear resistance, cobalt based version of

PComP™ T-HT coating for hard chrome replacement in environments that need better wear resistance but have less severe corrosion requirements. PComP™ T-HH also provides good corrosion resistance in non-water environments and its low coefficient of friction and lack of coarse by-products also protects seals and mating surfaces from premature wear.

     PComP™ S is a silicon-nitride based hard chrome replacement solution for aerospace applications that exhibits high toughness, wear resistance and displays increased spallation resistance. PComP™ S also has the lowest density of any chrome alternative,

enabling significant fuel savings to be realized in transportation markets.

     PComP™W is MesoCoat’s “nano-engineered” tungsten carbide coating solution that offers industry leading toughness and wear resistance for thermal spray coatings, making it better for critical high wear applications such as gate valves and downhole drilling tools. PComP™ W replaces conventional tungsten carbide cobalt in the thermal spray industry and provides increased wear resistance, design allowable (stress levels), and reduced friction in abrasive wear applications, with higher toughness and impact resistance than ceramic alternatives such as alumina-titania. PComP™W is also significantly more robust and lower cost than competing detonation gun and alternate coatings, achieving excellent results with much higher throughput and lower operating cost equipment such as standard HVOF guns.

     Metals processing equipment

     PComP-MB™ is a metal boride coating designed for use in molten metal processing.

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

     Thermal barrier coatings

     ZComP™ is MesoCoat’s nanocomposite thermal barrier coatings that offer 50% lower thermal conductivity, with improved toughness and cyclic thermal life compared to conventionally structured thermal barrier coatings in the $500 million thermal barrier coatings market.

     MesoCoat is actively forming partnerships to introduce these performance-leading materials into the turbine engine market, Mesocoat has recently completed and/or continues to work with Powdermet Inc under contract with the Department of Energy for power turbines, and with the Air Force (Oklahoma Air Logistics Center), The Ohio

Aerospace Institute (OAI), General Dynamics Information Systems, and under a space act agreement with NASA for propulsion turbine applications of these engineered nanocomposite thermal barrier coatings.

Stage of Development

MesoCoat’s PComP-W high performance materials are now established with initial customers and adoption is increasing through qualified regional application partners with capacity being expanded to match growing demand, while PComP-T best-value chrome alternatives are still in qualification and limited beta release through application partners with original equipment.  A seven-fold capacity expansion and introduction of higher value coating application (component) services is underway to be completed in the second half of FY2013.  High revenue Cermaclad corrosion resistant (CR) and wear resistant (WR) products are nearing market entry with the completion of the first clad pipe production facility in the third quarter of FY2013. The following table indicates our estimated timeline for the commercial introduction and geographic territory expansion of those products that are most imminent:

PRODUCT

COMMERCIAL TIMELINE

TIME (MONTHS)

PComP™ T

Initial Partner Sales

Current

PComP™ W

Growing partner sales

Current

PComP™MB

Market Entry for zinc pot rolls

4

PComP™ Coating Services

Market Entry

Current

CermaClad™ CR

Euclid Market Entry

4

CermaClad™ CR

Brazil market entry

12-15

Cermaclad™ CR

Asia-Pacific market entry

18-24

CermaClad™ WR

Market Entry

6

CermaClad™ WR

Canada expansion

14-18

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

47.50% ownership position in MesoCoat.  The agreement also includes Powdermet’s commitment to provide manufacturing expertise and technical capabilities supporting PcomP™ powders on a priority basis.  Powdermet retains the exclusive manufacturing rights for the first 50 tons of PComP™ powders through July 1, 2013. The license agreement will end upon the last valid claim of licensed patents to expire, unless terminated earlier within the terms of the agreement.

MesoCoat's exclusivity agreement with Mattson Technology, Inc.

Mattson Technology, Inc. (“Mattson”) is the developer and manufacturer of the Vortek™ high power plasma arc lamps, and is a high energy plasma arc lamp developer.  The principal provisions of an exclusivity agreement dated April 7, 2011 between MesoCoat and Mattson Technology, Inc. are as follows:

     Mattson has provided the exclusive right and license to MesoCoat to purchase and use the high intensity Vortek lamp in MesoCoat’s products in the wear reducing and corrosion resistant coatings, claddings and related surface treatments market.

     The exclusivity period runs to the end of 2017 and is conditional on an escalating minimum number of 5 lamps being ordered on an annual basis starting in 2012, subject to certain extensions.

     In return for these rights MesoCoat is obligated to pay Mattson a fee of $2 million in five equal installments starting from the date of the successful performance of the first unit.

     Included in this agreement is a sliding scale price discount based upon the number of units to be ordered each year.

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

MesoCoat has successfully completing Phase I of the cooperation agreement by demonstrating that the

CermaClad™ process is capable of producing pipe products that meet API 5LD -Specifications for CRA clad steel pipe on flat coupons. Phase II consist of the design and verification of a pipe ID cladding system prototype, and to further verify the suitability of the CermaClad™ process and equipment for producing alloy 625 CRA clad line pipe product and delivering designs for a future production facility.

Phase III of the cooperative agreement is to demonstrate commercial producability leading to production orders for Petrobras products.

Phase II is close to being completed, including the design, production, and demonstration of a miniaturized CermaClad™ fusing system that is able to operate inside an 8” diameter pipe that is integrated into a pipe manipulation and coating control system.  MesoCoat has verified parameters for

CRA material deposition and produced ID clad pipe coupons that meet industry requirements under API

5LD for alloy 625-metallurgically bonded clad pipe.  The Phase II final report has been submitted and is in review by Petrobras for final approval, whole work continues on an expanded scope which includes addition of thermal modeling and imaging to enhance instrumentation and control of the pipe cladding process prior to the delivery of clad pipe sections for qualification testing.

Additional cooperative efforts with Petrobras are envisioned including girth welding demonstration,

advanced quality control and inspection methods, added cladding alloy development, expanded testing specific to pre-salt projects, and qualification of additional base metals (X70) as a means to reduce product insertion risk and qualify MesoCoat as a supplier for additional Petrobras project needs, including collaboration in the areas of quality assurance, secondary operations, process improvement, product production and cost reduction.

The development team is being expanded to include a dedicated manufacturing engineering team during the current Phase III manufacturing scale-up to include improved severe environment sensors, feedback process control system development and further system modifications and upgrades focused on maximizing product yields, performance and system productivity.

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

Powdermet has four materials solution families under development:

     SComP™ - A family of syntactic metal composites known for their light weight properties and ability to absorb more impact energy than any other known material. SComP™ can provide weight savings over aluminum and magnesium alloys without magnesium’s corrosion and wear limitations, reducing structural weight by 10-30% in targeted aerospace, consumer electronics,

and transportation applications.   One new patent applications was filed this quarter on low

density ,mill product and method of manufacture

     MComP™ - A family of hierarchically structured, rare earth free, nanocomposite metal and metal matrix composites that provide higher strength and temperature capability compared to traditional aluminium and magnesium allows. MComP™ is designed to be a market replacement for beryllium, aluminum and magnesium in structural applications, without relying on scare and expensive rare earths to produce high strength and thermal stability. Targeted applications include aerospace and defense and transportation market segments, as well as electrical transmission and distribution.

     EnComP™ - A diverse family of nano-engineered particle based solutions for energy storage. Current developments include record setting energy density nanoparticle filled films for capacitors, structured nanocomposite anode and cathode materials for thermal and lithium ion batteries, and inflatable hydrogen storage media capable of energizing power fuel cells down to -

34C.   A new patent application was filed related to environmentally-triggered reactive composites, with applications to well perforation devices, reactive warheads, and dissolvable frack balls for shale gas field completions for new product launches in the EnComP product family

     SynFoam™ - A family of structural, thermally insulating syntactic ceramic composites combining strength, high temperature functionality and low thermal conductivity into one multifunctional material. Applications include rocket propulsion and re-entry vehicle systems,

and structural insulation for high temperature energy production and use including flowlines and

heat treatment furnaces.   Two new patent applications were filed for high temperature structural insulation, and for high temperature insulation for production flowlines to support new product releases in the Synfoam Product line.

Powdermet’s two developmental products closest to commercialization are SynFoam™ and EnComP™.

Powdermet also produces custom-engineered powders and nanopowders, provides advanced materials contract research and development services, and derives significant revenues from tolls and contract development and manufacturing services.  The company signed initial trial orders with Shell to further develop its high temperature flowline insulation product, and a venture backed battery start-up to transition its nanostructured anode production technology for advanced lithium ion batteries.

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

     Complete investments in manufacturing scale-up and market entry for Cermaclad™ clad steel products

     Establish overseas subsidiaries and plants while supporting their management teams.

     Gain market entry by creating awareness and establishing relationships with key reference customers and clients

     Increase its investment in MesoCoat to a direct 75% interest.

     Target and qualify existing coating application companies as approved application partners to apply powders produced by MesoCoat and Powdermet to grow market share in additional geographic regions. These partners will also be evaluated as future acquisition candidates.

     Expand PComP production to multiple tons/month of nanocomposite powder shipments

     Initiate commercial coating services in Euclid, Ohio and add additional production cells

     Launch additional PComP nanocomposite coating variants (-MB, ZComP) in the metal finishing and energy generation markets

     Assist MesoCoat in achieving the following objectives and milestones

o     Becoming American Petroleum Institute (API) and DNV compliant for CermaClad™

corrosion and wear resistant alloys products through a cooperative agreement with

Petrobras and ongoing development work.

o     Gaining approved vendor status through product qualification efforts with Petrobras and at least 2 other major and national oil companies and supporting engineering firms

o     Completing construction of its first clad pipe operating plant in Euclid, Ohio and complete manufacturing scale-up to production, and obtain plant certification and approval for bidding clad pipe jobs.

o     Execute on our plan of geographic expansion by constructing CermaClad™ and

PComP™ operating plants in strategic market locations (Houston, Alberta, Brazil asia-

pacific and the Middle East).

o     Expand Cermaclad horizontal markets by completing development and launching

Cermaclad wear products, heat exchanger/high temperature products, and low thickness transportation and infrastructure products

o     Continuing the formation of strategic partnerships and a pipeline of potential clients for the CermaClad™ and PComP™ product lines.

Growth Strategy

Abakan  intends  to  grow  MesoCoat  over  the  next  five  years  by  actively  supporting  their  R&D,  market development,  and  commercialization  efforts  and  by  applying  the  expertise  of  its  board  of  directors  and board  of  advisors  to  the  expansion  of  operations  on  a  global  basis.  Management  will  rely on  both  project and  investor  financing  to  build  new  production  facilities  in  emerging  markets  in  a  manner  dedicated  to capturing market share and enhancing shareholder value.

The   accomplishment   of   these   objectives   relies   on  either   of   two   growth   strategies.     The   first   is   a

conservative  or  “organic”  strategy  that  requires  an  additional  $16,000,000  in  financing.    The  second

strategy  is  considered  a  moderate  strategy  which  requires  early  market  acceptance  and  an  additional

$45,000,000  to  $50,000,000  in  financing  (dependent  on  the  level  of  cash  flow  achieved  and  the  level  of

project   debt   financing   secured).     On   realizing   sufficient   financing   and   further   market   acceptance,

MesoCoat plans to launch between six and fifteen operating plants  worldwide, up to 4 CRA  plants, 3 WR

Plants, 1 CRA powder plant, 4 PComP plants and 1 PComP powder plant.

Our plan for strategic global positioning requires us to determine the location for any given manufacturing plant based on the prospect of servicing multiple corporations over a range of industry sectors.  Accordingly, we have identified Brazil as our initial region of focus due to the significant impact of oil and mining sectors in that country. West Africa is another part of the world that would benefit significantly from the application of MesoCoat’s products since the oil industry in that part of the world is plagued with corrosion and high pressure problems that are similar to those encountered in offshore

Brazilian oil fields.  Locations in Asia offer additional opportunities for MesoCoat.

MesoCoat is currently negotiating an agreement with a turn-key development and construction company for its first offshore manufacturing plant to be constructed in Brazil on a “build to suit” basis. The agreement being negotiated includes architectural designs and permits, in addition to offering a leasing or financing arrangement for the land and the building. Building and producing in Brazil will enable us to be highly competitive in that market as any foreign producer of similar products will have to incur up to 56%

in import duties on their products along with freight costs.  Abakan has held discussions with the governing bodies of several Brazilian jurisdictions that have indicated an interest in attracting high technology companies and offered the possibility of providing incentives such as grants and loan guarantees.

Given the wide range of Abakan’s assumptions, the growth strategy depends largely upon the successful execution of the product development, marketing plans and plant openings for CermaClad™ and

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

Operational Logistics

CermaClad™, PComP™ SComP™, MComP™ and ENComP™ are platform technologies with extensive product potential in multiple large market verticals. Abakan and related operations should  play a major role in six distinct product segments of the value chain: raw materials/consumables, application equipment, coating (cladding) services, casting, fabrication, and maintenance & repair of existing assets.

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

     High Capital Intensity:  Abakan will continue to self-finance and act as owner-operator.

     Medium Capital Intensity: Abakan intends to enter into joint venture partnerships, with it being the operator at 51% ownership and the partner at 49% ownership.

     Low Capital Intensity: Abakan expects to enter into joint ventures with supply chain partners which would act as operators and financiers with 51% ownership while it would act as the technology supplier with 49% ownership. Within these arrangements we do not intend to be a licensor but rather participate in the operations and service end of the businesses.

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

Results of Operations

During the six month period ended November 30, 2012:

        We continued its search to identify prospective business opportunities for merger or acquisition.

  

We focused our efforts on our interest on the continued development of MesoCoat products.

  

We completed equity financing in the amount of $1,506,180

  

We continued negotiations with prospective joint venture partners in regions, such as Russia, in which we do not intend to operate on our own.

  

We continued negotiations with prospective joint venture partners in respect to technological applications that we do not intend to develop on our own.

  

We added two independent directors to the board and adopted corporate governance charters.

  

We continued our due diligence in respect to determining a suitable site for an additional

MesoCoat manufacturing facility in Brazil.

  

Secured a $1 million low interest loan from the State of Ohio to partially fund equipment for the new 11,000 sq. ft CermaClad™ clad piping manufacturing plant in Euclid, Ohio.

Revenues

For the period from June 27, 2006 (inception) until November 30, 2012, Abakan realized revenues of

$4,335,934. Revenues for the three month period ended November 30, 2012 were $559,527 as compared to $548,877 for the three month period ended November 30, 2011, an increase of 2%. Revenues for the six month period ended November 30, 2012 were $1,394,910 as compared to $897,265 for the six month period ended November 30, 2011, an increase of 55%. Revenues over the comparative periods can be wholly attributed to the operations of MesoCoat. Revenue in the current six month period was derived from commercial revenues of $70,081 as compared to $31,515 in the prior comparative period, contract and grant revenues of $1,324,829 as compared to $689,768 in the prior comparative period, and other income of none as compared to $175,982 in the prior comparative period. Other income in the respective six month periods is primarily comprised of amounts paid by Petrobras under the terms and conditions of the cooperation agreement that has been reclassified to commercial, contract and grant revenues for better classification. As a result the current three month period reflects a negative amount for other revenue due to the reclassification of these revenues.

We expect revenue to continue to increase over the next twelve months as MesoCoat’s commercial and government sponsored contracts that commenced late last year are completed and new products under development are brought on line for commercial sales.

Gross Profit

For the period from June 27, 2006 (inception) until November 30, 2012, Abakan realized a gross profit of

$2,744,735. Gross profit for the three month period ended November 30, 2012 was $354,300 compared to

$327,930 for the three month period ended November 30, 2011, an increase of 8% . Gross profit for the six month period ended November 30, 2012 was $852,909 compared to $506,234 for the six month period ended November 30, 2011, an increase of 68%. Gross profits in the current three month periods can be wholly attributed to the operations of MesoCoat.

We expect gross profits to continue to increase over the next twelve months as the business moves towards the commercialization of its products.

Net Losses/Income

For the period from June 27, 2006 (inception) until November 30, 2012, Abakan incurred net losses of

$9,302,201.  Net losses for the three month period ended November 30, 2012 were $1,572,453 compared to net loss of $1,162,390 for the three month period ended November 30, 2011. Net losses for the six month period ended November 30, 2012 were $2,979,836 compared to a net loss of $512,521 for the six month period ended November 30, 2011, an increase of 470%.

Net losses in the current three month period as compared to net losses in the prior three month period can be primarily attributed to the increase in research and development expenses and costs associated with consultants as Abakan continues to develop its products.  The increase in losses for the six month period when compared to the same period in the previous year is primarily attributed to a book entry gain of

$1,764,345 in the prior six month period that did not affect net losses relative to actual cash used due to an unrecognized gain on the acquisition of MesoCoat. We do not expect to return to net income in the near term as anticipated increases in revenue and gross profit are likely to be parried by increases in operational expenses associated most significantly with increases in general and administrative expenses,

professional fees, payroll expenses, research and development costs and depreciation and amortization of existing assets.

Despite management’s focus on ensuring operating efficiencies we do expect to continue to operate at a loss through fiscal 2013.

Expenses

For the period from June 27, 2006 (inception) until November 30, 2012, Abakan incurred operating expenses of $13,383,654. Operating expenses for the three month period ended November 30, 2012 were

$1,699,627 as compared to $1,336,713 for the three month period ended November 30, 2011, an increase of 23%. Operating expenses for the six month period ended November 30, 2012 was $3,481,845 compared to $2,526,058 the six month period ended November 30, 2011, an increase of 35%. The increase in operating expenses over the comparative three and six month periods can be primarily attributed to increases in research and development costs and amounts paid to consultants, which expenses increased by a combined $181,290 and $480,210 for the three and six month periods respectively.  The increases were in part the result of adding an employee to the research and development department and the utilization of consultants in product development and the identification of potential locations for new facilities.

We expect that operating expenses will continue to increase as our aggressive growth strategy over the next five years will require significant increases in personnel and facilities along with significant research and development to ensure that products nearing commercialization are brought to market as quickly and as effectively as possible.

Other Expense/Income

For the period from June 27, 2006 (inception) until November 30, 2012, Abakan realized other income of

$1,053,212. Other expense for the three month ended November 30, 2012 was $436,188 as compared to

$223,581 for the three month period ended November 30, 2011, an increase of 95%.  Other expense for the six month period ended November 30, 2012 was $676,216 as compared to other income of

$1,383,437 for the six month period ended November 30, 2011.  The primary reasons for the increase in other expense in the current three month period over the comparative three month period were the growth in interest expense as result of additional notes and the loss associated with our equity interest in

Powdermet.  The transition to other expense in the current six month period over other income in the prior six month period can be primarily attributed to a book entry gain of $1,764,345 in the prior comparative six month period that did not affect other income relative to actual cash used in that period due to an unrecognized gain on the acquisition of MesoCoat.

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

2006 (inception) to November 30, 2012.

Capital Expenditures

Abakan has spent significant amounts on capital expenditures for the period from June 27, 2006

(inception) to November 30, 2012 which amounted to $2,321,016.   A large portion of these expenditures

are related to plant, property and equipment in the construction of the manufacturing facility in Euclid,

Ohio.

Liquidity and Capital Resources

Abakan has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of November 30, 2012 Abakan had current assets of $930,106 consisting of cash and cash equivalents of $715,591, accounts receivable of $85,912, a note receivable from a related party of $4,500, and prepaid expenses of $124,103. Abakan had total assets of $16,035,642 consisting of current assets, property, plant and equipment of $4,187,569, patents and licenses of $7,672,228, an assignment agreement of $230,267,

an investment in Powdermet of $2,651,088, and goodwill of $364,384.

As of November 30, 2012 Abakan had current liabilities of $4,275,680, consisting of accounts payable of

$643,750, accounts payable to related parties of $190,867, capital leases of $36,595, loans payable of

$2,678,132, accrued interest of $329,331, loan payable to related parties of $30,000, accrued interest to related party of $773 and accrued liabilities of $366,232. Abakan had total liabilities of $6,427,933 consisting of current liabilities, loans payable of $2,091,696 and capital leases of $60,557.

Abakan had stockholders’ equity of $9,607,709 and a working capital deficit of $3,345,574 at November

30, 2012.

For the period from June 27, 2006 (inception) to November 30, 2012, Abakan’s net cash used in development stage activities was $3,852,648.  Net cash used in development stage activities for the six month period ended November 30, 2012 was $893,513 as compared to $408,837 for the six month period ended November 30, 2011. Net cash used in development stage activities in the current six month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depreciation, amortization of discount on debt, stock issued for services and stock option expense offset by equity in investee profit. Actual cash items used, that are not income statement related items, include accrued liabilities, accounts payable, accrued interest on loans payable, and prepaid expenses offset by changes in accounts receivable.

We expect to continue to generate negative cash flow in operating activities until such time as net losses transition to net income.

For the period from June 27, 2006 (inception) until November 30, 2012, Abakan’s net cash used in investing activities was $7,041,988. Net cash used in investing activities for the six months ended

November 30, 2012, was $1,236,593 as compared to net cash used in investing activities of $345,603 for the six month period ended November 30, 2011. Net cash used in investing activities in the current period can be primarily attributed to the purchase of property, plant and equipment, and capitalized patents and licenses.

We expect to continue to generate negative cash flow in investing activities as Abakan increases its investment in property, plant and equipment through MesoCoat.

For the period from June 27, 2006 (inception) until August 31, 2012, Abakan’s net cash provided by financing activities was $11,610,227. Net cash provided by financing activities for the six months ended

November 30, 2012 was $1,986,131 as compared to $1,187,733 the six months ended November 30,

2011. Net cash provided by financing activities in the current period is attributable to proceeds from the sale of common stock and loans payable, including related party loans, offset by payments on loans payable, including those to related parties, and repayments on capital leases.

We expect to continue to generate positive cash flow from financing activities as Abakan seeks new rounds of financing to build its business.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Abakan will require additional debt or equity financing. Management to this end initiated a private equity placement prior to period end pursuant to which Abakan had raised

$1,506,180, during the six month period ended November 30, 2012. Nevertheless, additional capital will be required to meet obligations and needs over the next twelve months. Except for the private equity placement noted, we had no other commitments or arrangements for financing at November 30, 2012,

though we continue to pursue a number of prospective sources that include industry or strategic partners,

sale of additional equity, the sale of additional equity, the procurement of long term debt, shareholder loans or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that Abakan will be able to obtain the financing required to meet its stated objectives or even to continue as a going concern.

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

Third Frontier program that can be drawn down at any time in connection with the new manufacturing facility. MesoCoat had drawn down $900,543 in connection with the loan as of November 30, 2012.

Abakan intends to increase the number of employees engaged by MesoCoat on completion of the new

Euclid, Ohio manufacturing facility.

Off Balance Sheet Arrangements

As of November30, 2012, Abakan had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Abakan’s auditors have expressed an opinion as to its ability to continue as a going concern as a result of net losses of $9,302,201 and a working capital deficit of $3,345,574 as of November 30, 2012. Our ability to continue as a going concern is dependent on realizing net income from operations, gains on investment,

obtaining funding from outside sources or realizing some combination of these objectives. Management’s plan to address Abakan’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) net income from operations; (iii) realizing a gain from its investment in Powdermet; (iv) converting debt to equity; and (v) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow

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

      our anticipated financial performance;

      uncertainties related to the commercialization of proprietary technologies held by entities in which we have an investment interest;

      our ability to generate revenue from operations or gains on investments;

      our ability to raise additional capital to fund cash requirements for operations;

      the volatility of the stock market; and

      general economic conditions.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by Abakan’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Abakan’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the

Securities Exchange Act of 1934 (“Exchange Act”)) as of November 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

Since the end of Abakan’s prior reporting period on Form 10-K, Abakan adopted an audit committee charter, formed an audit committee comprised of independent members of its board of directors, and involved said audit committee in overseeing the completion of this periodic report on Form 10-Q, thereby effecting a change in internal control over financial reporting (as defined in Rule 13a-15(f) of the

Exchange Act) during the period ended November 30, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Abakan  and  Stratton  S.A.  (“Stratton”)  initiated  legal  proceedings  against  First  Canadian  Capital  Corp.

(“First  Canadian”)  on  December  10,  2012,  in  the  Circuit  Court  of  the  6th  Judicial  Circuit  In  and  For

Pinellas  County,  Florida.  The  claim  is  based  on  First  Canadian’s  alleged  failure  to  perform  according  to the  terms  of  a  consulting  agreement  dated  December  1,  2011,  pursuant  to  which  First  Canadian  was  to provide  services  aimed  at  raising  investor  awareness,  attracting  investment  and  identifying  prospective financial  parties  in  exchange  for  a  monthly  cash  fee  and  Abakan  shares.  Abakan  seeks  the  return  of  the

56,000  shares  proffered  or  in  the  alternative  for  a  judgment  in  an  amount  to  be  ascertained  in  excess  of

$1,000,000 for the fair market value of the shares. Abakan believes that it will be successful in the pursuit of its claims.

Abakan  initiated  legal  proceedings  against  Uptick Capital,  LLC.  (“Uptick”)  on  November  7,  2012,  in  the

United States District Court  for the  Southern District of New York Superior Court. The claim is  based on

Uptick’s  alleged  failure  to  perform  according  to  the  terms  of  a  consulting  agreement  dated  November  1,

2010,  pursuant  to  which  Uptick  was  to  identify  and  introduce  suitable  investors  to  Abakan  in  exchange for  certain  consideration  including  60,000  shares.  Abakan  seeks  the  return  of the  60,000  shares  proffered or in the alternative for a judgment in an amount to be ascertained in excess of $1,000,000 for damages in addition  to  reasonable  attorney’s  fees  and  court  costs.  Abakan  believes  that  is  will  be  successful  in  the pursuit of its claims.

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

Abakan incurred net losses of $9,302,201 for the period from June 27, 2006 (inception) to November 30,

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

$2,438,854 as of May 31, 2012 which had increased to $9,302,201 and $3,345,574 respectively as of

November 30, 2012. Unless Abakan is able to produce net revenue over successive future periods its ability to continue as a going concern will be in jeopardy.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8,  2013,  Abakan authorized the issuance of 435,022 shares of restricted  common shares  and

435,022  share  purchase  warrants,  two  warrants  are  convertible  into  one  additional  share  at  an  exercise price  of  $2.70  for  a  two  year  period  from  the  date  of  issue  to  the  following  entities  for  cash,  in  reliance upon  the  exemption  from  registration  provided  by  Section  4(2),  Regulation  D  or  Regulation  S  of  the

Securities Act:

Name

Consideration

Basis

Shares

Warrant

Exemption

Enrique Sanz De

Santamaria

$   50,600

Cash

22,000

11,000      Sec 4(2)/Reg D

Jose Maria Ribot

Rodriguez

$   149,500

Cash

65,000

32,500      Sec 4(2)/Reg S

Jose Maria Robot

Barroso

$   129,950

Cash

56,500

28,250      Sec 4(2)/Reg S

Maria Eugenia Barroso

Rivera

$   103,500

Cash

45,000

22,500      Sec 4(2)/Reg S

Darrell L. Payne

$   230,000

Cash

100,000

50,000

Sec 4(2)/Reg D

Pierre Arbour

$     57,500

Cash

25,000

12,500      Sec 4(2)/Reg D

Jose Vicente Estevez

Alverde

$   103,500

Cash

45,000

22,500      Sec 4(2)/Reg S

River Fish Holdings

$   176,000

Cash

76,522

38,261      Sec 4(2) Reg S

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

the offeree.

Abakan complied with the requirements of Regulation S of the Securities Act by having directed no offering efforts in the United States, by offering common shares and warrants only to offerees who were outside of the United States at the time of the offering, and ensuring that the offerees to whom the securities were offered and authorized were non-U.S. offerees with addresses in foreign countries.

On  January  8,  2013,  Abakan  authorized  the  issuance  of  21,429  restricted  common  shares  for  services rendered  pursuant  to  a  consulting  agreement  valued  at  $2.80  a  share  to  the  Red  Chip  Companies  Inc.  in reliance upon the exemption from registration provided by Section 4(2) of Securities Act.

Abakan  complied  with  the  exemption  requirements  of  Section  4(2)  of  the  Securities  Act  based  on  the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public  offering;  (2)  the  offeree  had  access  to  the  kind  of  information  which  registration  would  disclose;

and (3) the offeree is financially sophisticated.

On  December  5,  2012,  Abakan  authorized  the  grant  of  175,000  stock  options  with  an  exercise  price  of

$2.61  per  share  that  expire  ten  years  from  the  date  of  grant  with  25,000  vesting  on  grant  and  the remaining  vesting  in  equal  one-third  increments  annually  beginning  on  December  5,  2013  to  Raymond

Tellini  for  independent  director  services  rendered,  in  reliance  upon  the  exemption  from  registration provided by Section 4(2) of the Securities Act.

Abakan  complied  with  the  exemption  requirements  of  Section  4(2)  of  the  Securities  Act  based  on  the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public  offering;  (2)  the  offeree  had  access  to  the  kind  of  information  which  registration  would  disclose;

and (3) the offeree is financially sophisticated.

On  December  5,  2012,  Abakan  authorized  the  grant  of  125,000  stock  options  with  an  exercise  price  of

$2.61  per  share  that  expire  ten  years  from  the  date  of  grant  vesting  in  equal  one-third  parts  annually beginning  on  December  9,  2013  to  David  Charbonneau  for  employee  servicesrendered,  in  reliance  upon the exemption from registration provided by Section 4(2) of the Securities Act.

Abakan  complied  with  the  exemption  requirements  of  Section  4(2)  of  the  Securities  Act  based  on  the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public  offering;  (2)  the  offeree  had  access  to  the  kind  of  information  which  registration  would  disclose;

and (3) the offeree is financially sophisticated.

On  November  29,  2012,  Abakan  authorized  the  issuance  of  245,058  shares  of  restricted  common  shares and 245,058 share purchase warrants, two warrants are convertible into one additional share at an exercise price  of  $2.70  for  a  two  year  period  from  the  date  of  issue  to  the  following  entities  for  cash,  payment  of note  payable,  interest,  and  accounts  payable,  in  reliance  upon  the  exemptions  from  registration  provided by Section 4(2), Regulation D or Regulation S of the Securities Act:

Name

Consideration      Basis

Shares

Warrant     Exemption

River Fish Holdings

$ 161,000

Note & interest

70,000

70,000      Sec 4(2)/Reg S

Orsa &Company

$   23,000

Accounts Payable

10,000

10,000      Sec 4(2)/Reg D

Costas M. Takkas

$   23,000

Accounts Payable

10,000

10,000      Sec 4(2)/Reg D

Steven Ferris

$   57,500

Cash

25,000

25,000      Sec 4(2)/Reg D

Bank Gutenberg AG

$     7,033

Interest

3,058

3,000      Sec 4(2)/Reg S

Kenneth Iriart

$   16,100

Cash

7,000

7,000      Sec 4(2)/Reg D

Ammon & Associates     $ 230,000

Cash

100,000      100,000      Sec 4(2)/Reg D

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

the offeree.

Abakan complied with the requirements of Regulation S of the Securities Act by having directed no offering efforts in the United States, by offering common shares and warrants only to offerees who were outside of the United States at the time of the offering, and ensuring that the offerees to whom the securities were offered and authorized were non-U.S. offerees with addresses inforeign countries.

On November  29,  2012  Abakan authorized the issuance of 20,000 restricted common shares for  services rendered pursuant to a consulting agreement valued at $1.70 a share to Financial Insights in reliance upon the exemption from registration provided by Section 4(2) of Securities Act.

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

On  September  28,  2012,  Abakan  authorized  the  issuance  of  150,000  restricted  common  shares  and

150,000  share  purchase  warrants,  two  warrant  convertible  into  an  additional  share  at  an  exercise  price  of

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

the offeree.

On  September  18,  2012,  Abakan  authorized  the  issuance  of  25,000  restricted  common  shares  for services rendered pursuant to a consulting agreement valued at $1.71 a share to Red Chip Companies, Inc.

in reliance upon the exemption from registration provided by Section 4(2) of Securities Act.

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

62 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abakan Inc.

Date

/s/ Robert H. Miller

January 11, 2013

By: Robert H. Miller

Its: Chief Executive Officer, and Director

/s/ David G. Charbonneau

January 11, 2013

By: David G. Charbonneau

Its: Chief Financial Officer and Principal Accounting Officer

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

10.23

Third Amendment to the Investment Agreement between Abakan, MesoCoat and Powdermet dated December 21, 2012.

14

Code of Business Conduct & Ethics adopted on December 10, 2012.

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