Form 10-Q
period 2013-02-28
ABAKAN, INC
filed 2013-04-22
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended February 28, 2013.

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

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the only class of voting stock), at April 22, 2013 was 63,664,298.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

4

Condensed Consolidated Balance Sheets for the period ended

5

February 28, 2013 (unaudited)  and May 31, 2012

Unaudited Condensed Consolidated Statements of Operations for the

6

Three month and nine months ended February 28 & 29, 2013 and 2012, and cumulative amounts from development stage activities (June 27, 2600 (Inception)

through February 28, 2013)

Unaudited Consolidated Condensed Statements of Cash Flows for the

7

nine months ended February 28 & 29, 2013 and 2012, and cumulative amounts from development stage activities (June 27, 2006 (inception) through February 28, 2013)

Condensed Notes to Consolidated Financial Statements (Unaudited)

8

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

37

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

54

Item 4.

Controls and Procedures

55

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

56

Item 1A.

Risk Factors

56

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

60

Item 3.

Defaults Upon Senior Securities

64

Item 4.

Mine Safety Disclosures

64

Item 5.

Other Information

64

Item 6.

Exhibits

64

Signatures

65

Index to Exhibits

66

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

February 28,

May 31,

2013

2012

(unaudited)

ASSETS

Current assets

Cash and cash equivalents

$

179,094      $

859,566

Accounts receivable

69,359

22,854

Note receivable - related parties

4,500

4,500

Prepaid expenses

82,414

183,134

Total current assets

335,367

1,070,054

Non-current assets

Property, plant and equipment, net (Note 4)

5,362,236

3,021,088

Patents and licenses, net (Note 5)

7,636,808

7,776,315

Assignment agreement - MesoCoat (Note 6)

220,397

250,000

Investment - Powdermet (Note 7)

2,516,827

2,710,189

Goodwill

364,384

364,384

Total Assets

$

16,436,019      $

15,192,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

887,303      $

425,868

Accounts payable - related parties (Note 11)

229,253

80,773

Capital leases - current portion

24,998

42,999

Loans payable, net of discounts of $171,615 (Note 8)

3,074,219

2,465,165

Accrued interest - loans payable (Note 8)

366,257

183,106

Loan payable- related parties (Note 11)

30,000

-

Accrued interest – related parties (Note 11)

1,373

-

Accrued liabilities

405,645

310,997

Total current liabilities

5,019,048

3,508,908

Non-current liabilities

Loans payable, net of discounts of $444,881 (Note 8)

2,384,996

1,146,277

Capital leases - non-current portion

65,754

72,176

Total liabilities

7,469,798

4,727,361

Commitments and contingencies (Note 13)

Stockholders' equity (Note 9)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

62,729,454 issued and outstanding – February 28, 2013,

61,465,445 issued and outstanding - May 31, 2012

6,274

6,147

Subscription receivable

(84,000)

-

Subscription payable

101,200

-

Paid-in capital

17,410,008

13,321,527

Contributed capital

5,050

5,050

Accumulated deficit during the development stage

(11,254,059)

(6,322,365)

6,184,473

7,010,359

Non-controlling interest

2,781,748

3,454,310

Total stockholders' equity

8,966,221

10,464,669

Total liabilities and stockholders' equity

$

16,436,019      $

15,192,030

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

(A DEVELOPMENT STATE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For three months ended

For nine months ended

February 28 & 29,

February 28 & 29,

(Inception) to

February 28,

2013

2012

2013

2012

2013

Revenues

Commercial

$

61,125     $

15,998     $

131,206     $

47,513     $

208,597

Contract and grants

224,742

577,645

1,549,571

1,267,413

3,648,325

Other income

-

733,583

-

909,565

764,879

285,867

1,327,226

1,680,777

2,224,491

4,621,801

Cost of Revenues

105,521

313,130

647,522

704,161

1,696,720

Gross profit

180,346

1,014,096

1,033,255

1,520,330

2,925,081

Expenses

General and administrative

General and administrative

254,360

186,568

593,037

403,871

1,488,304

Professional fees

133,195

48,142

390,432

204,685

960,233

Professional fees - related parties

15,000

15,000

45,000

45,000

210,000

Consulting

342,066

197,449

965,083

582,238

2,669,378

Consulting - related parties

128,504

76,500

351,181

229,577

1,591,161

Payroll and benefits expense

240,452

214,181

584,129

567,230

1,582,434

Depreciation and amortization

108,359

46,791

302,291

213,021

634,375

Research and development

357,213

248,528

893,407

521,740

1,630,723

Impairment of asset

-

-

-

-

180,000

Stock expense on note conversion

-

12,648

37,223

12,648

528,200

Stock options expense

483,365

350,336

1,382,576

1,142,192

3,971,360

Total expenses

2,062,514

1,396,143

5,544,359

3,922,202

15,446,168

Loss from operations

(1,882,168)

(382,047)

(4,511,104)

(2,401,872)

(12,521,087)

Other (expense) income

Interest expense:

Interest - loans

(90,157)

(125,879)

(313,169)

(204,419)

(638,914)

Interest - related parties

-

(801)

(773)

(934)

(7,333)

Liquidated damages

-

-

-

-

(250,000)

Amortization of discount on debt

(210,265)

(171,681)

(607,350)

(451,003)

(1,220,214)

Total interest expense

(300,422)

(298,361)

(921,292)

(656,356)

(2,116,461)

Interest income

32

5

3,787

226

8,158

Loss on debt settlement

-

-

-

-

(5,257)

Gain on debt settlement

17,715

40,043

17,715

40,043

274,967

Gain on sale of assets

-

-

-

-

429,717

Unrealized gain on MesoCoat acquisition

-

-

-

1,764,345

1,764,345

Equity in Powdermet income/ (loss)

(134,261)

48,471

(193,362)

69,745

866,827

Equity in MesoCoat loss

-

-

-

(44,408)

(586,020)

Total Other (expense) income

(416,936)

(209,842)

(1,093,152)

1,173,595

636,276

Net profit/ (loss) before non-controlling interest

(2,299,104)

(591,889)

(5,604,256)

(1,228,277)

(11,884,811)

Non-controlling interest in MesoCoat Loss

347,246

(150,806)

672,562

(26,939)

630,752

Net profit/ (loss) attributable to Abakan Inc.

(1,951,858)

(742,695)

(4,931,694)

(1,255,216)

(11,254,059)

Provision for income taxes

-

-

-

-

-

Net profit/ (loss)

$     (1,951,858)     $      (742,695)     $      (4,931,694)     $   (1,255,216)     $

(11,254,059)

Net profit/ (loss) per share - basic

$

(0.03)     $

(0.01)     $

(0.08)     $

(0.02)

Net profit/ (loss) per share - diluted

$

(0.03)     $

(0.01)     $

(0.08)     $

(0.02)

Weighted average number of common

shares outstanding - basic

62,618,063

59,462,401

62,073,783

59,389,880

Weighted average number of common

shares outstanding - diluted

62,618,063

59,462,401

62,073,783

59,389,880

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts from

development stage

activities

For the nine months ended

June 27, 2006

February 28 and 29,

(Inception) to

2013

2012

February 28, 2013

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

Net profit/ (loss) before non-controlling interest

$

(5,604,256)     $

(1,228,277)     $

(11,884,811)

Adjustments to reconcile net (loss) to net

cash provided by (used in) development stage activities:

Depreciation and amortization

302,291

213,021

634,375

Amortization of discount on debt

607,350

451,003

1,337,620

Amortization of deferred financing fees

-

1,168

-

Stock options expense

1,382,576

1,142,192

3,971,360

Stock expense from note conversion

37,223

12,648

528,200

Stock issued for services

222,125

119,600

902,776

Equity in investee (profit)/ loss

193,363

(25,337)

(280,804)

Unrealized gain on MesoCoat acquisition

-

(1,764,345)

(1,764,345)

Gain on sale of capital asset

-

-

(429,717)

Changes in operating assets and liabilities:

Accounts receivable

(46,505)

147,964

102,098

Notes receivable - related parties

-

-

(4,500)

Prepaid expenses

127,720

(114,886)

(69,567)

Prepaid expenses - related parties

-

1,485

14,152

Accounts payable

500,944

139,318

1,140,502

Accounts payable - related parties

202,480

13,493

365,984

Accrued interest - related parties

-

-

2,664

Accrued interest - loans payable

261,311

137,007

420,715

Accrued liabilities

94,648

99,003

272,839

Waste to Energy Group Inc.

-

-

180,000

Total adjustments

3,885,526

573,334

7,324,352

NET CASH (USED IN) DEVELOPMENT STAGE ACTIVITIES

(1,718,730)

(654,943)

(4,560,459)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, equipment and website

(2,415,010)

(684,839)

(3,521,884)

Proceeds from sale of capital assets

-

-

470,000

MesoCoat - minority interest, net of cash assumed in business combination

-

307,650

(2,390,266)

Investment in MesoCoat

-

-

(750,070)

Powdermet - minority interest

-

-

(1,650,000)

Assignment agreement - MesoCoat

-

-

(100,000)

Capitalized patents and licenses

(59,319)

(90,327)

(157,504)

Waste to Energy Group Inc.

-

-

(180,000)

NET CASH PROVIDED BY/ (USED) IN INVESTING ACTIVITIES

(2,474,329)

(467,516)

(8,279,724)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock

2,091,652

545,465

8,023,493

Proceeds from loans payable

1,553,489

1,158,106

5,404,776

Payments on loans payable

(155,278)

(136,995)

(648,335)

Proceeds from loans payable - related parties

66,200

39,626

145,880

Payments on loans payable - related parties

(36,253)

-

(15,190)

Repayments of capital leases

(24,423)

(19,241)

(79,062)

Stock Issuable

17,200

-

182,665

Proceeds from capital contributed

-

-

5,050

NET CASH PROVIDED BY FINANCING ACTIVITIES

3,512,587

1,586,961

13,019,277

NET INCREASE (DECREASE)  IN CASH AND CASH

EQUIVALENTS

(680,472)

464,502

179,094

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

859,566

-

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

179,094     $

464,502     $

179,094

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts from

development stage

activities

For the nine months ended

June 27, 2006

February 28 & 29,

(Inception) to

2013

2012

February 28, 2013

Supplemental Disclosures:

Cash paid for income taxes

$

-     $

-     $

-

Cash paid for interest

$

-     $

-     $

964

Supplemental Non-cash Disclosures:

Notes and accounts payable converted to stock

Accounts payable - related parties

$

(100,000)     $

(48,523)     $

(305,971)

Loans payable

(157,788)

(334,777)

(807,957)

Accrued interest

(10,245)

(7,056)

(14,576)

Notes payable - related parties

-

(30,625)

(99,515)

Accrued interest - related parties

-

(619)

(9,724)

Common stock

268,033

421,600

1,242,493

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

4,245,054

10,009,261

Accounts payable

-

(268,398)

(268,398)

Capital leases

-

(42,906)

(42,907)

Loans Payable and accrued interest

-

(2,415,469)

(2,233,474)

Other accrued liabilities

-

(65,545)

(65,545)

Total liabilities

-

(2,792,318)

(2,610,324)

Net assets

-

1,452,736

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

For the nine months ended February 28 & 29, 2013 and 2012

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

MesoCoat (formerly “Powdermet Coating Technologies, Inc.”) was incorporated in Nevada as a wholly owned subsidiary of Powdermet, Inc. (“Powdermet”) on May 18, 2007. Operations began in 2008 and effective March 31, 2008 it was renamed as MesoCoat. Future success of operations is subject to several technical hurdles and risk factors, including satisfactory product development, regulatory approval and market acceptance of MesoCoat’s products and its continued ability to obtain future funding. MesoCoat is currently in the development stage, as operations consist primarily of research and development expenditures, and revenues from planned principal operations that have not yet been realized. MesoCoat has invested heavily in intellectual property, machinery and equipment to initiate the research and development of its core technology. Currently, MesoCoat’s revenue consists of government grants,

cooperative reimbursement agreements and commercial contracts.

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

For the nine months ended February 28 & 29, 2013 and 2012

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

Abakan plan of operations is to develop and commercialize their products in advanced coatings and metal formulations markets as a result of its investment in MesoCoat, Inc. (“MesoCoat”) and Powdermet, Inc.

(“Powdermet”).  Abakan is actively involved in supporting their R&D, market development, and commercialization efforts.  Since the Company is in the pre-commercialization phase for the majority of its products, it is anticipated that the Company will need successive rounds of financing to fund research

& development, lengthy qualification periods, sales and marketing efforts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of

America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly,

they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)

considered necessary for a fair presentation of the Company’s financial position as of February 28, 2013,

and the results of its operations and cash flows for the three and nine months ended February 28, 2013,

have been made.  Operating results for the nine months ended February 28, 2013are not necessarily indicative of the results that may be expected for the year ended May 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2012, thereto contained in the Company’s Form 10-K.

Consolidation Policy

The accompanying February 28, 2013 financial statements include the Company’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s ownership of its subsidiaries as of February 28, 2013 is as follows:

Name of Subsidiary

Percentage of Ownership

AMP Distributors (Cayman)

100.00%

AMP Distributors (Florida)

100.00%

MesoCoat, Inc.

52.50%

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

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

Development Stage Enterprise

At February 28, 2013, the Company’s business operations had not fully developed and the Company is dependent upon funding and therefore is considered a development stage enterprise.

Reclassifications

Certain amounts in the period ended February 29, 2012 financial statements have been reclassified to conform to the current period ended February 28, 2013 presentation.

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on management's periodic review of accounts,

including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of February 28, 2013 management has determined that no allowance for doubtful accounts is required.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Notes Receivable

Notes receivable are stated at face value, plus any accrued interest earned. The Company analyzes each note receivable each period for probability of collectability. Notes are considered in default when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of February 28, 2013 management has determined that no occurrence of default exists.

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

For the nine months ended February 28 & 29, 2013 and 2012

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $893,407 and $521,740 for the nine months ended February 28 & 29,

2013 and 2012, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses are included in general and administrative expense in the accompanying statement of operations. Total advertising expenses were

$6,125 and $1,490 for the nine months ended February 28 & 29, 2013 and 2012, respectively.

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

For the nine months ended February 28 & 29, 2013 and 2012

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

Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued (Note 16).

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period of June 27, 2006 (inception) to the period ended February 28, 2013, of $11,254,059, and a working capital deficit of $4,683,681. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to develop additional sources of capital,

and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock, debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

February 28, 2013

May 31, 2012

Machinery and equipment

$

735,002

$

427,641

Construction in progress

4,714,602

2,617,196

Computer equipment and office furniture

45,253

35,369

Leasehold improvements

54,177

53,818

5,549,034

3,134,024

Less accumulated depreciation and amortization

(186,798)

(112,936)

$

5,362,236

$

3,021,088

Depreciation and amortization expense was $73,862 and $31,000 for the nine months ended February 28

& 29, 2013 and 2012, respectively.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE  5  –  PATENTS  AND  LICENSES

Patents and licenses consist of the following:

February 28, 2013

May 31, 2012

Patents

$

82,693    $

72,991

Website

21,000

21,000

Intellectual Property Research and Development

6,120,200

6,120,200

Licenses

1,893,255

1,843,200

8,117,148

8,057,391

Less accumulated amortization

(480,340)

(281,076)

$

7,636,808    $

7,776,315

Amortization expense was $199,264 and $182,021 for the nine months ended February 28 & 29, 2013 and 2012, respectively. In the nine months ended February 28 & 29, 2013 and 2012, we have capitalized an additional $59,757 and $90,327, respectively, on patents and licenses, and have begun amortizing those according to our policy.

Future amortization patents and licenses as of February 28, 2013 are presented in the table below:

For the years ended May 31,

2013

$

89,134

2014

288,398

2015

288,398

2016

288,398

2017 and beyond

562,280

$

1,516,608

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

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 6 – ASSIGNMENT AGREEMENT – MESOCOAT

On March 25, 2011, the Company entered into an assignment agreement whereby it would assume the exclusive rights to distribute MesoCoat’s products intended for applications specific to the oil and gas pipeline industry in consideration of $250,000.  The assignment agreement was entered into with a company that provided for an exclusive ten year distribution agreement with MesoCoat dated effective

October 10, 2008.  On May 31, 2011, the Company completed the transfer of the consideration and assumed all rights to the exclusive distribution agreement.  We commenced amortization on June 1, 2012,

over the remaining term of 76 months, and have recorded $29,603 in amortization expense as of the nine months ended February 28, 2013.

NOTE 7 – INVESTMENT IN NON-CONTROLLING INTEREST

Powdermet, Inc.

The Company entered into a stock purchase agreement with Kennametal, Inc. (“Kennametal”) dated June

28, 2010 to purchase five hundred and ninety six thousand eight hundred and thirteen (596,813) shares,

representing a forty one percent (41%) interest in Powdermet, Inc. (“Powdermet”), from Kennametal in exchange for one million six hundred fifty thousand dollars ($1,650,000).

The terms and conditions of the stock purchase agreement required the Company to pay an initial payment of five hundred thousand dollars ($500,000) to Kennametal on September 7, 2010, and the

remainder on or before September 30, 2010. The stock purchase agreement contained additional terms related to monthly liquidated damages in the amount of fifty thousand ($50,000) per month starting

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

$1,150,000. The Company did not make its payment on the balance as agreed. On March 21, 2011, the

Company entered into an accord and satisfaction agreement to fulfill the terms of its agreement with

Kennametal and settled its debt in full in the amount of $1,200,000.

Powdermet was formerly the parent company of MesoCoat, owning 66% of MesoCoat at May 31, 2011.

Andy Sherman serves as the chief executive officer of both Powdermet and MesoCoat in addition to his duties as a member of the Company’s board of directors. Through the Company’s purchase of 41% of

Powdermet, it also gained indirect ownership of the additional shares of MesoCoat that Powdermet owns.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 7 – INVESTMENT IN NON-CONTROLLING INTEREST – continued

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

Investment balance, May 31, 2011

$

1,721,656

Equity in profit for year ended May 31, 2012

988,533

Investment balance, May 31, 2012

$

2,710,189

Equity in loss for nine months ended February 28, 2013

(193,362)

Investment balance, February 28, 2013

$

2,516,827

Powdermet’s ownership in MesoCoat was diluted when the Company exercised its initial option to purchase 86,156 shares of common stock from MesoCoat. Powdermet’s ownership in MesoCoat as of

February 28, 2013 is 47.50%.

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet Inc.

For the nine months

For the nine months

ended

ended

February 28, 2013

February 29, 2012

Equity Percentage

41%

41%

Condensed income statement information:

Total revenues

$

  1,882,043

$

1,601,810

Total cost of revenues

774,137

540,461

Gross margin

1,107,906

1,061,349

Total expenses

(906,956)

891,240

Equity Loss in MesoCoat

(672,562)

0

Net profit/ (loss)

$

  (471,612)

$

170,109

Company’s equity in net profit/ (loss)

$

  (193,362)

$

69,745

Condensed balance sheet information:

February, 2013

May 31, 2012

Total current assets

$

760,978      $

578,725

Total non-current assets

3,484,557

4,234,600

Total assets

$

4,245,535      $

4,813,325

Total current liabilities

$

268,362      $

395,614

Total non-current liabilities

2,136,445

2,105,370

Total equity

1,840,728

2,312,341

Total liabilities and equity

$

4,245,535      $

4,813,325

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 8 – LOANS PAYABLE

As of February 28, 2013 and May 31, 2012, the loans payable balance comprised of:

Description

February 28, 2013

May 31, 2012

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

$

479,775     $

400,231

on April 13, 2013. The note is shown net of a discount of $20,225 and $99,769, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 30.19%.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

1,468,089

1,214,917

on March 16, 2013. The note is shown net of a discount of $31,911 and $285,083,

respectively, attributable to the beneficial conversion feature, and an effective interest rate of

31.19%.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

118,194

38,531

on June 7, 2013. The note is shown net of a discount of $81,806 and $161,469, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 175.84%.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

262,244

70,671

on July 14, 2013. The note is shown net of a discount of $237,756 and $429,329, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 142.77%.

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

70,000

70,000

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

3,850

3,850

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

449

303

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

19,350

19,350

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

20,000

20,000

Collateralized note to an unrelated entity bearing 1% interest for the first year and then 7%

969,984

-

per annum for years two – seven.

Uncollateralized demand note to a related entity bearing 8% interest per annum

30,000

-

Convertible demand note to an unrelated  entity bearing 7.5% imputed interest per annum

53,606

56,043

which matures on July 10, 2018.

Uncollateralized demand notes to an unrelated entity bearing 6% interest per annum

359,100

0

Capital leases payable to various vendors expiring in various years through September 2016;

90,752

115,175

collateralized by certain equipment with a cost of $205,157.

Uncollateralized demand note to an unrelated entity for royalties shown net of discount of

1,634,574

1,717,546

$46,788 and $82,454, respectively

5,579,967     $

3,726,617

Less current liabilities

3,129,217

2,508,164

Total long term liabilities

$

2,450,750     $

1,218,453

We also owed $367,630 and $183,106 in accrued interest for the above notes as of February 28, 2013 and May 31, 2012, respectively. We also amortized $607,350 and $451,003 in discount on debt as of

February 28 & 29, 2013 and 2012, respectively.

As of February 28, 2013 and May 31, 2012, we had no restrictive covenants attached to any of the above referenced notes.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 8 – LOANS PAYABLE - continued

Future maturity of our notes payable as of February 28, 2013 is presented in the table below:

For the years ended May 31,

2013

$

3,129,217

2014

1,119,675

2015

416,612

2016

164,028

2017 and beyond

750,435

$   5,579,967

Development Loan - MesoCoat

On October 2, 2012 we began drawing against a development loan from the State of Ohio with a maximum amount of $1,000,000, and bearing an interest rate of one percent the first year after the disbursement date, and then for years two through seven, the interest rate is seven percent. On October 2,

2012, we received our first payout from this loan of $584,066.  We received two additional draws on

October 5, 2012 and February 7, 2013 of $316,477 and $69,441 respectively, for a total of $969,984. The loan is to be repaid over seven years, and is collateralized the project equipment, one CermaClad system and automated pipe blasting equipment, and all inventory, equipment, all fixtures, all intangibles and accounts receivables owned by MesoCoat.

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

Common Stock Issuances

Private placements

For the nine months ended February 28, 2013, we issued the following shares:

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – continued

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

On December 3, 2012, we closed two private placements for a total of $279,450, or 121,500 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $279,450.

On December 8, 2012, we closed a private placement for a total of $50,600, or 22,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two  years from the closing. In connection with this placement we had no offering costs for a net of $50,600.

On December 18, 2012, we closed two private placements for a total of $161,000, or 70,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $161,000.

On December 19, 2012, we closed a private placement for $103,500, or 45,000 units consisting of one

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – continued

On December 20, 2012, we closed a private placement for $176,000, or 76,522 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two  years from the closing. In connection with this placement we had no offering costs for a net of $176,500.

On December 30, 2012, we closed a private placement for $230,000, or 100,000 units consisting of one

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

On February 21, 2013, we converted accounts payables due to related party for $54,000, or 20,000 units consisting of one share of our restricted common stock. In connection with this placement we did not incurred any stock expense.

Share based compensation

For the nine months ended February 28, 2013, we issued the following shares for compensation:

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

$19,000.

On September 18, 2012, we issued 25,000 shares of our common stock for services performed valued at

$42,750.

On November 29, 2012, we issued 20,000 shares of our common stock for services performed valued at

$51,000, including costs of $21,000.

On January 8, 2013, we issued 21,429 shares of our common stock for services performed valued at

$60,000.

On February 21, 2013, we issued 10,000 shares of our common stock for future services to be performed valued at $27,000.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Common Stock Warrants

In connection with the above private placement we valued the common stock warrants granted during the nine months ended February 28, 2013, using the Black-Scholes model with the following assumptions:

July 30,

September

October

November

November

2012

28, 2012

18, 2012

26, 2012

30, 2012

Expected volatility

154.31%

150.62%

150.62%

150.62%

150.62%

(based on historical

volatility)

Expected dividends

0.00

0.00

0.00

0.00

0.00

Expected term in years

2.00

2.00

2.00

2.00

2.00

Risk-free rate

0.23%

0.23%

0.29%

0.27%

0.25%

December

December

December

3, 2012

8, 18, 19,

30, 2012

and 20,

2012

Expected volatility

147.10%

147.10%

147.10%

(based on historical

volatility)

Expected dividends

0.00

0.00

0.00

Expected term in years

2.00

2.00

2.00

Risk-free rate

0.25%

0.28%

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – continued

A summary of the common stock warrants granted during the year ended May 31, 2012 and the nine months ended February 28, 2013 is presented below:

Weighted

Weighted

Average

Average

Remaining

Aggregate

Number of

Exercise

Contractual

Intrinsic

Options

Price

Terms (In Years)

Value

Balance at June 1, 2011

2,670,233

$

0.85

Granted

1,696,063

1.67

Exercised

-

-

Forfeited or expired

(2,300,000)

0.75

Balance at May 31, 2012

2,066,296

$

1.64

2.00 years

$

--

Exercisable at May 31, 2012

2,066,296

$

1.64

2.00 years

$

--

Weighted average fair value of

options granted during the year

ended May 31, 2012

$

1.64

Balance at June 1, 2012

2,066,296

$

1.64

Granted

555,011

2.45

Exercised

-

-

Forfeited or expired

-

-

Balance at February 28, 2013

2,621,307

$

1.81

2.00 years

$

--

Exercisable at February 28, 2013

2,621,307

$

1.81

2.00 years

$

--

Weighted average fair value of

options granted during the three

months ended February 28, 2013

$

2.78

Common Stock Warrants - continued

The following table summarizes information about the warrants outstanding at February 28, 2013:

Options Outstanding

Options Exercisable

Range

Number

Weighted

Weighted

Number

Weighted

of

Outstanding

Average

Average

Exercisable

Average

Aggregate

Exercise

at February

Remaining

Exercise

Intrinsic

at February

Exercise

Intrinsic

Price

28, 2013

Contractual Life

Price

Value

28, 2013

Price

Value

$     1.25

706,600

2.00 Years

$    1.25

$

--

706,600     $    1.25

$

--

$     1.50

410,233

2.00 Years

$    1.50

$

--

410,233     $    1.50

$

--

$     2.00

1,174,463

2.00 Years

$    2.00

$

--

1,174,463     $    2.00

$

--

$     2.69

28,250

2.00 Years

$    2.69

$

--

28,250     $    2.69

$

--

$     2.70

112,500

2.00 Years

$    2.70

$

--

112,500     $    2.70

$

--

$     2.80

189,261

2.00 Years

$    2.80

$

--

189,261     $    2.80

$

--

2,621,307

2.00 Years

$    1.81

$

--

2, 621,307     $    1.81

$

--

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 10 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three and nine months ended February 28 & 29, 2013 and 2012 are calculated by dividing net income by weighted-average common shares outstanding during the period.

Diluted earnings per common share for the six months ended November 30, 2012 and 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

For the three months      For the three months

ended February 28,

ended February 29,

2013

2012

Net earnings (loss) from operations

$

(1,951,858)

$  (742,695)

Weighted-average common shares

62,618,063

59,462,401

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

62,618,063

59,462,401

Net earnings per share from operations:

Basic

$

(0.03)

$   (0.01)

Diluted

$

(0.03)

$   (0.01)

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 10 – EARNINGS-PER-SHARE CALCULATION - continued

For the nine months

For the nine months

ended February 28,

ended February 29,

2013

2012

Net earnings (loss) from operations

$

(4,931,694)

$  (1,255,216)

Weighted-average common shares

62,073,783

59,389,880

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

62,073,783

59,389,880

Net earnings per share from operations:

Basic

$

(0.08)

$   (0.02)

Diluted

$

(0.08)

$   (0.02)

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 10 – EARNINGS-PER-SHARE CALCULATION - continued

These securities below were excluded from the calculations above because to include them would be anti-

dilutive:

For the three

For the three

months  ended

months  ended

February 28, 2013

February 29, 2012

Common Stock Equivalents:

Warrants

2,621,307

3,416,833

Options to purchase common stock

4,545,000

5,545,000

Total of Common Stock Equivalents:

7,166,307

8,961,833

For the nine

For the nine

months  ended

months  ended

February 28, 2013

February 29, 2012

Common Stock Equivalents:

Warrants

2,621,307

3,416,833

Options to purchase common stock

4,545,000

5,545,000

Total of Common Stock Equivalents:

7,166,307

8,961,833

NOTE 11 – RELATED PARTY TRANSACTIONS

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

On June 20, 2012, we appointed a new member to our Board of Advisors and agreed to pay him $5,000 per month for his services beginning July 1, 2012. We also granted him 50,000 stock options for their service. The stock options have an exercise price of $2.05 per share of common stock, and expire ten years from the date of grant. These options vest in equal one-third parts beginning on June 20, 2013, and every grant date anniversary for the next two years. The term of the Board of Advisors Agreement will be in force until May 31, 2013, and shall renew automatically on an annual basis unless terminated in writing.  This agreement has subsequently been terminated.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 11 – RELATED PARTY TRANSACTIONS – continued

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

On February 21, 2013, we appointed a new member to our Board of Advisors and agreed to pay up to

$5,000 and 10,000 restricted shares for services rendered through April 30, 2013.    Thereafter we agreed

to pay him $3,000 per month for his services through February 28, 2015.  We also granted him 15,000 stock options for his services.  The stock options have an exercise price of $2.70 per share of common stock, and expire ten years from the date of grant. These options vest in equal one-third parts beginning on February 21, 2013, and every grant date anniversary for the next two years. The term of the Board of

Advisors Agreement will be in force until February 28, 2015.  We also agreed to reimburse the advisor for all reasonable business expenses.

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 11 – RELATED PARTY TRANSACTIONS – continued

On February 1, 2013, the Board of Directors approved the proposal of the Compensation Committee that all independent members of the Board of Directors and all members of the respective Compensation,

Governance and Nominating Committee be compensated for attending Board or Committee meetings in the amount of $750.  It was also agreed that the Company shall compensate director which is the Head of the Compensation, Compliance and Nominating Committees $5,000 per annum and issue 20,000 restricted shares which were issued on February 21, 2013.

Employment agreement

On December 5, 2012, we entered into an employment agreement commencing December 10, 2012 with a related individual to perform duties as our Chief Financial Officer.  The individual was a prior director and resigned the effective date of this agreement.  The employee retained previously issued stock options. The terms of the employment agreement are $16,000 per month salary of which a portion is deferred. The employment agreement will end on December 31, 2015 and which time it can be renewed for 2 one year periods.  In the event that this agreement is terminated, the employee may be eligible for severance pay based upon the length of employment. The employee was granted 125,000 stock options with an exercise price of $2.61 per share; they will vest equally over 3 years beginning

December 9, 2013. The employee was also given a retention award to be paid $20,000 in common shares the month following the anniversary date of his employment.

Notes Payable – Related Party

For the nine months ended February 28, 2013, we entered into two uncollateralized demand notes to a

Company controlled by our Chief Executive Officer’s spouse, Prosper Financial, bearing 8% interest per annum for an aggregate total of $66,200. On August 31, 2012, we applied $6,200 of principal in addition to $59.24 of accrued interest to advances owed to us by the same company. On September 25,

2012, we also made a cash principal payment of $30,000. As of February 28, 2013 we owed $30,000,

and $1,373 of accrued interest.

NOTE 12 – STOCK – BASED COMPENSATION

2009 Stock Option Plan – The Company

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009,

as amended on June 14, 2012, which provides for the granting and issuance of up to 10 million shares of our common stock.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 12 – STOCK – BASED COMPENSATION - continued

For the nine months ended February 28, 2013, the Company granted the following stock options:

For the nine months ended February 29, 2013

Options

Exercise

Expiration

To Whom

Grant Date

Granted

Price

term in  years

Granted

Vesting Terms

June 1,

Granted to two

2012

100,000

$

0.75

10.00

consultants

Will vest completely on March 15, 2013

June 12,

Granted to two

Will vest in equal one third parts on the

2012

175,000

$

2.30

10.00

consultants

anniversary date of the option grant date

Will vest in equal one third parts

beginning on September 15, 2012 and

June 15,

Granted to a new

then every September 15th for the next

2012

150,000

$

2.30

10.00

Director

two years

June 20,

Granted to a

Will vest in equal one third parts on the

2012

50,000

$

2.05

10.00

consultant

anniversary date of the option grant date

July 27,

Granted to a

Will vest in equal one third parts on the

2012

75,000

$

1.95

10.00

consultant

anniversary date of the option grant date

August 7,

Granted to a new

Will vest in equal one third parts on the

2012

150,000

$

1.90

10.00

Director

anniversary date of the option grant date

Will vest 25,000 options on Grant date,

remaining 150,000 options in equal one

December

Granted to a new

third parts on the anniversary date of the

5, 2012

175,000

$

2.61

10.00

Director

option grant date

Granted to our

December

new Chief

Will vest in equal one third parts on the

5, 2012

125,000

$

2.61

10.00

Financial Officer

anniversary date of the option grant date

February 1,

Granted to a

Will vest in equal one half parts on

2013

70,000

$

2.70

10.00

consultant

January 31, 2014 and 2015

February

Granted to a

Will vest in equal one third parts

21, 2013

15,000

$

2.70

10.00

consultant

beginning on March 1, 2013

Total

Granted

1,085,000

On December 4, 2012, 200,000 stock options expired without exercise according to the option agreement.

On December 4, 2012, we rescinded 1,500,000 stock options by mutual agreement between the Company and the respective holder.

After these grants and expirations there are 5,455,000 stock options available for future grant.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

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

February 28, 2013 was estimated using the Black-Scholes model with the following assumptions:

June 1, 2012

June 12, 2012

June 15, 2012

June 20,

2012

Expected volatility (based on

200.15%

154.39%

154.39%

154.39%

historical volatility)

Expected dividends

0.00

0.00

0.00

0.00

Expected term in  years

10

10

10

10

Risk-free rate

0.95%

1.67%

1.60%

1.65%

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 12 – STOCK – BASED COMPENSATION - continued

July 27,

August 7,

December 5,

February 1,

February 21,

2012

2012

2012

2012

2012

Expected volatility (based on

154.39%

154.39%

147.16%

147.16%

147.16%

historical volatility)

Expected dividends

0.00

0.00

0.00

0.00

0.00

Expected term in  years

10

10

10

10

10

Risk-free rate

1.58%

1.66%

1.60%

2.04%

1.99%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the year ended May 31, 2012 and the nine months ended February 28, 2013 is presented below:

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

5,160,000

$

0.77

Granted

1,085,000

2.18

Exercised

-

-

Forfeited or expired

(1,700,000)

$

0.64

Balance at February 28, 2013

4,545,000

$

1.02

9.00 years

$

212,000

Exercisable at February 28, 2013

1,780,829

$

0.71

9.00 years

$

--

Weighted average fair value of

options granted during the nine months

ended February 28, 2013

$

2.18

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company - continued

The following table summarizes information about employee stock options under the 2009 Plan outstanding at February 28, 2013:

Options Outstanding

Options Exercisable

Weighted

Number

Range

Number

Average

Weighted

Exercisabl

Weighted

Aggregat

of

Outstanding

Remaining

Average

e at

Average

e

Exercis

at February

Contractual

Exercise

Intrinsic

February

Exercise

Intrinsic

e Price

28,  2013

Life

Price

Value

28, 2013

Price

Value

$    0.60

745,000

8.0 Years

$

0.60

$

--

700,040     $    0.60

$

--

$    0.65

900,000

8.0 Years

$

0.65

$

120,000

394,968     $    0.65

$

--

$    0.75

200,000

9.0 Years

$

0.75

$

15,000

100,000     $    0.75

$

--

$    1.00

50,000

10.0 Years

$

1.00

$

--

--     $    0.00

$

--

$    1.01

225,000

9.00 Years

$

1.01

$

--

106,656     $    1.01

$

--

$    1.02

650,000

10.0 Years

$

1.02

$

50,000

116,660     $    1.02

$

--

$    1.03

50,000

4.0 Years

$

1.03

$

--

--     $    0.00

$

--

$    1.05

270,000

10.0 Years

$

1.05

$

--

83,330     $    1.05

$

--

$    1.07

95,000

10.0 Years

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

325,000

10.0 Years

$

2.30

$

--

--     $    0.00

$

--

$    2.61

300,000

10.0 Years

$

2.61

$

27,000

--     $    0.00

$

--

$    2.70

85,000

10.0 Years

$

2.70

$

--

--     $    0.00

$

--

4,545,000

9.0 Years

$

1.02

$

212,000

1,780,829     $    0.71

$

--

The total value of employee and non-employee stock options granted during the nine months ended

February 28, 2013 and 2012, was $2,334,912 and $518,484, respectively. During nine months ended

February 28, 2013 and 2012 the Company recorded $1,382,576 and $1,142,192, respectively, in stock-

based compensation expense relating to stock option grants.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 12 – STOCK – BASED COMPENSATION - continued

At February 28, 2013 and 2012 there was $2,178,000 and $2,134,260, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through August 7, 2015. The following table represents the stock options expense for the each of the next four fiscal years ended May 31:

For years ended May 31,

Expense

2013

$

323,272

2014

1,006,579

2015

722,940

2016

125,209

$

2,178,000

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

9,000 shares of the Company’s common stock. These options have a term of six years and will expire beginning August 2015 through December 2017.

A summary of the Company’s stock option plan as of February 28, 2013, and the changes during the period then ended is presented in the table below:

Options Outstanding

Weighted

Average

Number of

Exercise

Shares

Price

Outstanding at May 31, 2012

4,120    $

18.11

Granted

3,000

32.13

Exercised

-

Forfeited

-

Outstanding at February 28, 2013

7,120    $

24.02

Options exercisable at February 28, 2013

3,249    $

18.11

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 13 – COMMITMENTS

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

MesoCoat subleases its research and development and laboratory space, in Ohio, from Powdermet, a related

party. The cost of the sub-lease to MesoCoat is $6,700 per month that expires on May 31, 2020.   On

August 15, 2011, MesoCoat entered in to a lease in Ohio to be used as a testing facility.  The cost of the lease is

$3,750 per month and expires February 28, 2014.  MesoCoat has an option to renew the lease for three additional years.

MesoCoat also leases machinery and equipment under various capital lease arrangements, which expires through September 2016. These leases are included in long-term and short-term debt and the related assets have been capitalized.

Total expense related to the operating leases was $119,020 and $49,075 for the nine months ended

February 28 & 29, 2013 and 2012. Interest expense for the leases for the nine months ended February 28 &

29, 2013 and 2012 was $664 and $2,593.

Minimum annual rental commitments are as follows at February 28, 2013:

For the years ended May 31,

Capital Leases

Operating Leases

2013

$

26,498      $

35,661

2014

24,020

130,143

2015

23,846

80,400

2016

21,834

80,400

2017 and thereafter

0

321,600

Total minimum lease payments

$

96,198      $

648,204

Less amount representing interest

(5,446)

Present value of net minimum capital lease payments

90,752

Less current maturities

(24,998)

Long-term obligations under capital leases

$

65,754

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 13 – COMMITMENTS - continued

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

On February 1, 2013, we entered into a consulting agreement commencing February 1, 2013, with an unrelated individual to provide investor public relations consulting. The terms of the consulting agreement is that he is paid $10,000 per month and received 70,000 stock options for the service. The stock options have an exercise price of $2.70 per share of common stock, and expire ten years from the date of grant. These options vest in equal parts on January 31, 2014 and January 31, 2015.  The term of the consulting agreement expires January 31, 2015 unless terminated in writing by either party. We also agreed to reimburse the advisor for all reasonable business expenses.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan (the Plan) covering substantially all of its employees who are at least age

21 and have completed three months of service. Participating employees may elect to contribute, on a tax deferred basis, a portion of their compensation in accordance with Section 401(k) of the Internal Revenue

Code. Additional matching contributions may be made to the Plan at the discretion of the Company. For the nine months ended February 28, 2013, the Company contributed $16,570.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of the Company.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 16– SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the below:

Common stock issuances and stock options

On March 1, 2013, the Board of Directors approved a private placement for $761,300, or 331,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing.

On March 18, 2013, the Board of Directors approved the issuance of 48,622 restricted common shares for services rendered of $127,200 and 100 restricted common shares to fulfill a prize drawing for the

Company’s common stock.

On March 22, 2013, the Board of Directors authorized the grant of 100,000 stock options with an exercise price  of  $2.80  per  share  that  expire  ten  years  from  the  date  of  grant  with  vesting  in  equal  one-third increments annually beginning on December 10, 2013 for consulting services to be rendered.

On April 2, 2013, the Board of Directors approved the issuance of 13,600 restricted common shares for services rendered of $63,720.

On April 2, 2013, the Board of Directors approved the issuance of 16,522 units for services rendered of

$38,000consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing.

On April 2, 2013, the Board of Directors approved the issuance of 15,000 restricted common shares for an aggregated of $22,300 pursuant to the exercise of a Warrant to Purchase Common Shares dated July 6,

2011.

On April 4, 2013, the Company entered into two on-demand Promissory Notes for a total of $150,000 which bear 6% interest per annum.

On  April  13,  2012,  the  Board  of  Directors  approved  the  issuance  of  500,000  restricted  common  shares and  250,000  share  purchase  warrants  with  an  exercise  price  of  $1.50  for  a  period  of  two  years  from  the date of conversion pursuant to the conversion of an outstanding promissory note.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28 & 29, 2013 and 2012

NOTE 16– SUBSEQUENT EVENTS - continued

Recent Developments

On April 8, 2013, MesoCoat entered into a memorandum of understanding with a Brazilian developer for the construction and lease of a build–to-suit manufacturing facility for large-scale clad pipe manufacturing inside the new Suape Export Processing Zone in Pernambuco State, Brazil. The

memorandum of understanding requires MesoCoat to provide a $500,000 refundable deposit within fifteen days of execution. Should the parties to the memorandum of understanding not enter into a final agreement the deposit will be refunded.

On April 10, 2013, the Company entered into a waiver and exchange agreement with Sonoro Invest S.A.

pursuant to which agreement those amounts due to Sonoro on March 16, 2013 and June 6, 2013,

respectively, were combined in a new note due September 15, 2013 in the principal amount of

$2,105,877, which amount includes a penalty amount and default interest for failure to satisfy that amount due to Sonoro on March 16, 2013, that bears interest at 5% per annum.

On April 13, 2013, LLI Trading Limited elected to convert that amount due in principal of $500,000 into

500,000 restricted common shares and 250,000 share purchase warrants with an exercise price of $1.50 for a period of two years from the date of conversion.

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

(“Powdermet”).  MesoCoat and Powdermet each have the potential to impact the surface engineering and energy management needs of Fortune 1000 companies and government entities. Towards this end,

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

The CermaClad™ product line in development today is as follows:

     CermaClad™ CRA (Corrosion Resistant Alloys). Product line that offers a lower cost alternative to solid nickel and stainless steel alloys for oil and gas, pulp and paper, and chemical process industry vessels, pipes, flow lines, risers, jumpers, valves, and components.

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

The PComP™ product lines are currently being positioned to compete with two dominant product alternatives: hard chrome plating and tungsten carbide thermal spray coatings. The PComP™ family of nanocomposite coatings consists of five products, all of which have shown, in testing by third parties, to provide better wear, corrosion and mechanical properties at a lower life cycle cost than most of today’s alternatives.

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

MesoCoat is currently selling these advance coating materials through different channels appropriate to the specific market. In the future, the majority of the commercial sector accounts will have the ability to order coating application services from MesoCoat on a regional basis.  Large OEM’s and government agencies like the U.S. Air Force procure raw powders and apply them for their specific products under license as such agencies are vertically integrated to do their own thermal spray and coating applications using dedicated maintenance and repair depots. Recently, several defense organizations have been given congressional mandates to make better use of their existing equipment (planes, helicopters, jets, tanks and other armored vehicles, etc.) as budgets for the purchase of new equipment is to be limited over the next few years. MesoCoat’s low-cost, long-life coating materials appeal to government buyers striving to meet budgetary restrictions.  An effort to expand geographically the market for coating services is now underway, as MesoCoat is actively qualifying licensed application partners that already have an existing customer base in certain territories (Houston, Alberta, and Los Angeles ) to provide services in territories that it is not currently able to service directly.  We believe that this strategy will lead to acquisition or market entry into these markets, while supporting economies of scale for the powder production needed to meet product cost targets.

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

     MesoCoat is actively forming partnerships to introduce these performance-leading materials into the turbine engine market, and is working with Powdermet under completed or in-progress contracts with the Department of Energy for power turbines, the

Air Force (Oklahoma Air Logistics Center), the Ohio Aerospace Institute (OAI), General

Dynamics Information Systems, and under a Space Act agreement with NASA for propulsion turbine applications of engineered nanocomposite thermal barrier coatings.

Stage of Development

MesoCoat’s PComP™-W high performance materials are now established with initial customers and adoption is increasing through qualified regional application partners, with capacity being expanded to match growing demand; while PComP™-T best-value chrome plating alternatives are still in qualification and limited beta release through coating applicators that have partnered with original equipment manufacturer.  A seven-fold capacity expansion and introduction of higher value coating application

(component) services is underway to be completed in the second half of 2013.   The Cermaclad™

corrosion resistant (CRA) product is nearing market entry with the completion of the first clad pipe production facility expected in the third quarter of 2013. The following table indicates our estimated timeline for the commercial introduction and geographic territory expansion of those products that are most imminent:

PRODUCT

COMMERCIAL TIMELINE

TIME (MONTHS)

PComP™ T

Initial Partner Sales

Current

PComP™ W

Growing partner sales

Current

PComP™MB

Market Entry for zinc pot rolls

3

PComP™ Coating Services

Market Entry

Current

CermaClad™ CRA

Euclid Market Entry

6

CermaClad™ CRA

Brazil market entry

12

Cermaclad™ CRA

Asia-Pacific market entry

18

CermaClad™ WR

Market Entry

15

CermaClad™ WR

Canada expansion

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

MesoCoat's exclusivity agreement with Mattson Technology, Inc.

Mattson  Technology,  Inc.  (“Mattson”)  is  the  developer  and  manufacturer  of  the  Vortek™  high  power

plasma  arc  lamps,  and  is  a  high  energy  plasma  arc  lamp  developer.    The  principal  provisions  of  an

exclusivity  agreement  dated  April  7,  2011,  between  MesoCoat  and  Mattson  Technology,  Inc.,   provides

MesoCoat   with   certain   exclusivity   rights   in   exchange   for   exclusivity   payments.   The   exclusivity

agreement  further  requires  Mattson  to  supply  products  to  MesoCoat  on  the  terms  and  conditions  of  a

supply  agreement  yet  to  be  finalized.    Mattson  and  MesoCoat  are  currently  engaged  in  negotiations focused  on  defining  the  relationship  of  the  respective  parties  going  forward  and  those  obligations  agreed under the exclusivity agreement.

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

MesoCoat has successfully completed Phase I of the cooperation agreement by demonstrating that the

CermaClad™ process is capable of producing pipe products that meet API 5LD -Specifications for CRA clad steel pipe on flat coupons. Phase II consists of the design and verification of a pipe ID cladding system prototype, further verification of the suitability of the CermaClad™ process and equipment for producing alloy 625 CRA clad line pipe product, and the delivery of  design specifications for a future production facility.  Phase III of the cooperation agreement is intended to demonstrate the ability to achieve commercial production in order to procure production orders from Petrobras.

Phase II is close to completion, including the design, production, and demonstration of a miniaturized

CermaClad™ fusing system that is able to operate inside an 8” diameter pipe integrated into a pipe manipulation and coating control system.  MesoCoat has verified parameters for CRA material deposition and produced ID clad pipe coupons that meet industry requirements under API 5LD for alloy 625-

metallurgically bonded clad pipe.  The Phase II final report has been submitted and is being reviewed by

Petrobras for final approval while work continues on an expanded scope which includes the addition of thermal modeling and imaging to enhance instrumentation and control of the pipe cladding process prior to the delivery of clad pipe sections for qualification testing.

Additional cooperative efforts with Petrobras are envisioned including a girth welding demonstration,

advanced quality control and inspection methods, added cladding alloy development, expanded testing specific to pre-salt projects, and qualification of additional base metals (X70) as a means to reduce product insertion risk and qualify MesoCoat as a supplier for Petrobras project needs, including collaboration in the areas of quality assurance, secondary operations, process improvement, product production and cost reduction.

The development team is being expanded to include a dedicated manufacturing engineering team for the

Phase III manufacturing scale-up to include improved environment sensors, feedback process control system development, and additional system modifications and upgrades focused on maximizing product yields, performance, and system productivity.

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

Powdermet has four materials solution families under development:

     SComP™ - A family of syntactic metal composites known for their light weight properties and ability to absorb more impact energy than any other known material. SComP™ can provide weight savings over aluminum and magnesium alloys without magnesium’s corrosion and wear limitations, reducing structural weight by 10-30% in targeted aerospace, consumer electronics,

and transportation applications.   One new patent applications was filed this quarter on low

density ,mill product and method of manufacture.

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

Powdermet also produces custom-engineered powders and nanopowders, provides advanced materials contract research and development services, and derives significant revenues from tolls and contract development and manufacturing services.  The company recently signed a development contract to further develop its high temperature flowline insulation product for an established company, and with a venture backed battery start-up, to transition its nanostructured anode production technology for advanced lithium ion batteries.

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

     Expand PComP™ production to multiple tons/month of nanocomposite powder shipments

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

o     Expand CermaClad™ horizontal markets by completing development and launching

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

Plants, 1 CRA powder plant, 4 PComP™ plants and 1 PComP™ powder plant.

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

MesoCoat entered into a memorandum of understanding with Cone S.A. for construction of a manufacturing facility for large-scale clad pipe manufacturing inside the new Suape Export Processing

Zone ("Suape EPZ") in Pernambuco State, Brazil.  The memorandum of understanding  includes finalized architectural designs, a leasing / financing arrangement for the land and the building, which has allowed the permitting process to commence in a designated free trade zone.  Regulations related to EPZ’s allow us to be highly competitive in Brazil as any foreign producer of similar products incurs up to 56% in import duties on their products along with freight costs.  Current legislation allows us to trade in the region provided 80% of our revenues consist of exports from Brazil or to Petrobras’ offshore oil field developments. Amendments to the current legislation are expected to reduce this revenue requirement to

60%.  Suape EPZ is estimated to be operational towards the end of this year and is the only EPZ administered by a private entity as opposed to a government institution. Construction of our plant is expected to run in parallel with the building of the requisite customs facilities as our operation will be the first within the Suape EPZ. Fifteen days after the signing of this MOU, MesoCoat is required to make a

$500,000 refundable deposit.  If the parties do not enter into a final acceptable by both parties, the deposit shall be returned less reasonable cost.

Given the wide range of Abakan’s assumptions, the growth strategy depends largely upon successful product development and qualification, availability of capital, timely delivery of specialty manufacturing equipment, availability of skilled workforce, global industrial demand, and overall execution of our global

expansion plans.   Given our strategy of targeting strategic global regions with multiple potential clients with multiple product lines, we believe that it is feasible for us to meet our expectations. Nonetheless,

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

By playing a major role in these six segments of the value chain, Abakan and its partners may prove to be an influential player in defining market prices and trends in the structural composites, steel plate, sheet,

bar, and tubular products industries. Our vision is to form partnerships, and set up captive or regional facilities with the power players in the target industry. Most of these large manufacturers have project management and installation capabilities besides fabrication, and thus partnerships with these companies would help us build one-stop-shops for customers, where the customers define the specifications /

requirements and we, and our value chain partners would take care of the steel fabrication, coating /

cladding operations, casting, assembly integration, and inspection activities. We intend to partner with a major suppliers or end users within geographic regions. Depending on the amount of financing available,

we are considering three approaches to this market:

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

Results of Operations

During the nine month period ended February 28, 2013:

  

We focused our efforts on our interest on the continued development of MesoCoat products.

  

We completed equity financings in the amount of $2,091,652.

  

We continued negotiations with prospective joint venture partners in regions, such as Russia,

South Korea, and the Middle East, in which we do not intend to operate independently

  

We continued negotiations with prospective joint venture partners in respect to technological applications that we do not intend to develop on our own.

  

We added two independent directors to the board, adopted corporate governance charters and appointed a chief financial officer.

  

Secured a $1 million low interest loan from the State of Ohio to partially fund equipment for the new 11,000 sq. ft CermaClad™ clad piping manufacturing plant in Euclid, Ohio.

  

We entered into negotiations to construct a manufacturing plant in Brazil on a “build to suit”

basis.

Revenues

For the period from June 27, 2006 (inception) until February 28, 2013, Abakan realized revenues of

$4,621,801. Revenues for the three month period ended February 28, 2013 were $285,867 as compared to

$1,327,226 for the three month period ended February 29, 2012, a decrease of 78%. Revenues for the nine month period ended February 28, 2013 were $1,680,777 as compared to $2,224,491 for the nine month period ended February 29, 2012, a decrease 24%. Revenues over the comparative three and nine month periods can be wholly attributed to the operations of MesoCoat.

Revenue in the current three month period consisted of commercial revenues of $61,125 as compared to

$15,998 in the prior comparative period, contracted grant revenues of $244,742 as compared to $577,645 in the prior comparative period, and other income of zero as compared to $733,583 in the prior comparative period.  The decrease in revenue in the current three month period over the prior comparative period is attributed to the reduction in grant applications as MesoCoat concentrated on commercializing its products.  MesoCoat also realized $733,583 of other revenue in the prior comparative period primarily from the amounts paid by Petrobras under the terms of the cooperation agreement Commercial revenue increased as MesoCoat continues to concentrate on the development of commercial products.

Revenue in the current nine month period was derived from commercial revenues of $131,206 as compared to $47,513 in the prior comparative period, contract and grant revenues of $1,549,571 as compared to $1,267,413 in the prior comparative period, and other income of zero as compared to

$909,565 in the prior comparative period. The decrease in revenue in the current nine month period over the prior comparative period is due to the reduction in grant applications as MesoCoat concentrated on commercializing its products.  The largest decrease in revenue was in the prior period’s other revenue,

which revenue was comprised mostly of amounts paid by Petrobras under the terms and conditions of the cooperation agreement.  Other revenue for the current period was zero as the first two stages of the

cooperation agreement near completion.   Commercial revenue increased as MesoCoat continues to

concentrate on the development of commercial products.

We expect revenue to increase over the next twelve months as MesoCoat’s commercial and government sponsored contracts that commenced late last year are completed and new products under development are brought on line for commercial sales.

Gross Profit

For the period from June 27, 2006 (inception) until February 28, 2013, Abakan realized a gross profit of

$2,925,081. Gross profit for the three month period ended February 28, 2013 was $180,346 compared to

$1,014,096 for the three month period ended February 29, 2012, a decrease of 82%. Gross profit for the nine month period ended February 28, 2013 was $1,033,255 compared to $1,520,330 for the nine month period ended February 29, 2012, a decrease of 32%. Gross profits in the current three and nine month periods can be wholly attributed to the operations of MesoCoat.  Gross profit decreased over the comparative three and nine month periods as a result of the decrease in other revenue generated under the terms and conditions of the cooperation agreement with Petrobras.

We expect gross profits to increase over the next twelve months as the business moves towards the commercialization of its products.

Net Losses

For the period from June 27, 2006 (inception) until February 28, 2013, Abakan incurred net losses of

$11,254,059.  Net losses for the three month period ended February 28, 2013 were $1,951,858 compared to net loss of $742,696 for the three month period ended February 29, 2012, an increase of 163%. Net losses for the nine month period ended February 28, 2013 were $4,931,694 compared to a net loss of

$1,255,216 for the nine month period ended February 29, 2012, an increase of 393%.

Net losses in the current three month period as compared to net losses in the prior three month period can be primarily attributed to the decrease in revenues and the increase in general and administrative expenses as Abakan continues to increase research and development costs, add consultants, expand its management team, and research additional plant locations.

Nets losses in the current nine month period as compared to net losses in the prior nine month period can be primarily attributed to the decrease in revenues, the increase in general and administrative expenses and a prior nine month period book entry gain of $1,764,345 that did not affect net losses relative to actual cash used due to an unrecognized gain on the acquisition of MesoCoat.

We do not expect to realize net income in the near term as anticipated increases in revenue and gross profit are likely to be parried by increases in operational expenses associated most significantly with general and administrative expenses which include professional fees, payroll expenses, research and development costs and the depreciation and amortization of existing assets.

Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2013.

Expenses

For the period from June 27, 2006 (inception) until February 28, 2013, Abakan incurred operating expenses of $15,446,168. Operating expenses for the three month period ended February 28, 2013 were

$2,062,514 as compared to $1,396,143 for the three month period ended February 29, 2012, an increase of 48%. Operating expenses for the nine month period ended February 28, 2013 was $5,544,359 compared to $3,922,201 the nine month period ended February 29, 2012, an increase of 41%. The increase in operating expenses over the comparative three and nine month periods can be attributed to increases in administrative costs, professional fees, consulting fees, consulting fees to related parties,

payroll, depreciation and amortization, and research and development as Abakan continues to develop its product for commercial applications.

We expect that operating expenses will continue to increase as our aggressive growth strategy over the next five years will require significant increases in personnel and facilities along with significant research and development to ensure that products nearing commercialization are brought to market as quickly and as effectively as possible.

Other Expense/Income

For the period from June 27, 2006 (inception) until February 28, 2013, Abakan realized other income of

$636,276. Other expense for the three month ended February 28, 2013 was $416,969 as compared to

$209,842 for the three month period ended February 29, 2012, an increase of 98%.  Other expense for the nine month period ended February 28, 2013 was $1,093,152 as compared to other income of $1,173,595 for the nine month period ended February 29, 2012.  The primary reasons for the increase in other expense in the current three month period over the comparative three month period were the growth in amortization of discount as result of additional notes and the loss associated with our equity interest in

Powdermet.  The transition to other expense in the current nine month period over other income in the prior nine month period can be primarily attributed to a book entry gain of $1,764,345 in the prior comparative nine month period that did not affect other income relative to actual cash used in that period due to an unrecognized gain on the acquisition of MesoCoat.

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

Capital Expenditures

Abakan has spent significant amounts on capital expenditures for the period from June 27, 2006

(inception) to February 28, 2013 which amounted to $3,521,884.   A large portion of these expenditures

are related to plant, property and equipment in the construction of the manufacturing facility in Euclid,

Ohio.

Liquidity and Capital Resources

Abakan has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of February 28, 2013 Abakan had current assets of $335,367 consisting of cash and cash equivalents of $179,094, accounts receivable of $69,359, a note receivable from a related party of $4,500, and prepaid expenses of $82,414. Abakan had total assets of $16,436,019 consisting of current assets, property, plant and equipment of $5,362,236, patents and licenses of $7,636,808, an assignment agreement of $220,397,

an investment in Powdermet of $2,516,827, and goodwill of $364,384.

As of February 28, 2013, Abakan had current liabilities of $5,019,048, consisting of accounts payable of

$887,303, accounts payable to related parties of $229,253, capital leases of $24,998, loans payable of

$3,074,219, accrued interest of $366,257, loan payable to related parties of $30,000, accrued interest to related party of $1,373 and accrued liabilities of $405,645. Abakan had total liabilities of $7,469,798 consisting of current liabilities of $5,019,048 and long-term liabilities of $2,450,750. Long-term liabilities consist of loans payable of $2,384,996 and capital leases of $65,754.

Abakan had stockholders’ equity of $8,966,221 and a working capital deficit of $4,683,681 at February

28, 2013.

For the period from June 27, 2006 (inception) to February 28, 2013, Abakan’s net cash used in development stage activities was $4,560,459.  Net cash used in development stage activities for the nine month period ended February 28, 2013 was $1,718,730 as compared to $654,943 for the nine month period ended February 29, 2012. Net cash used in development stage activities in the current nine month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depreciation, amortization of discount on debt,

stock issued for services and stock option expense offset by equity in investee profit.  Balance sheet accounts that actually affect cash but are not income statement related items and thus are added or deducted to arrive at cash used include accrued liabilities, accounts payable, accrued interest on loans payable, and prepaid expenses offset by changes in accounts receivable.

We expect to continue to generate negative cash flow in operating activities until such time as net losses transition to net income.

For the period from June 27, 2006 (inception) until February 28, 2013, Abakan’s net cash used in investing activities was $8,279,724. Net cash used in investing activities for the nine months ended

February 28, 2013, was $2,474,329 as compared to net cash used in investing activities of $467,516 for the nine month period ended February 29, 2012. Net cash used in investing activities in the current period can be primarily attributed to the purchase of property, plant and equipment, and capitalized patents and licenses.

We expect to continue to generate negative cash flow in investing activities as Abakan increases its investment in property, plant and equipment through MesoCoat.

For the period from June 27, 2006 (inception) until February 28, 2013, Abakan’s net cash provided by financing activities was $13,019,277. Net cash provided by financing activities for the nine months ended

February 28, 2013 was $3,512,587 as compared to $1,586,961 the nine months ended February 29, 2012.

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

Subsequent to period end, on March 16, 2013, the principal and interest due on a convertible promissory note payable to Sonoro Invest S.A (“Sonoro”), dated March 17, 2011, came due. Abakan entered into discussions with Sonoro as to how best to resolve the outstanding amount. During these discussions a default notice dated March 28, 2013, noticed the default on March 17, 2013, and based on a cross-default provision, noticed that the original default had caused an additional note dated June 7, 2011, to be accelerated into default. On April 10, 2013, Abakan entered into a waiver and exchange agreement with

Sonoro Invest S.A. pursuant to which Sonoro waived the default and combined those amounts due to

Sonoro as of March 16, 2013 and June 6, 2013, respectively, into a new note due September 15, 2013, in the principal amount of $2,105,877, which amount includes a penalty amount and default interest, that bears interest at 5% per annum.

Subsequent to period end, on April 13, 2013, the principal due on a convertible promissory note payable to LLI Trading, Ltd. dated April 13, 2011, in the amount of $500,000 was converted on the election of the holder into 500,000 of our restricted common shares and 250,000 share purchase warrants, with an exercise price of $1.50 for a period of two years from the date of conversion.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Abakan will require additional debt or equity financing. Management to this end initiated private equity placements prior to period end pursuant to which Abakan had raised

$2,091,652 during the nine month period ended February 28, 2013. Nevertheless, additional capital will be required to meet obligations and needs over the next twelve months. Except for the private equity placements noted, we had no other commitments or arrangements for financing at February 28, 2013,

though we continue to pursue a number of prospective sources that include industry or strategic partners,

sale of additional equity, the sale of additional equity, the procurement of long term debt, shareholder loans or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that Abakan will be able to obtain the financing required to meet its stated objectives or even to continue as a going concern.

Abakan does not expect to pay cash dividends in the foreseeable future.

Abakan has a defined stock option plan titled “The Abakan Inc., 2009 Stock Option Plan” and contractual commitments with all of its officers and directors.

Abakan has plans for the significant purchase or sale of any plant or equipment in connection with the completion of the manufacturing facility under construction in Euclid, Ohio. MesoCoat has obtained verbal commitments for future capital expenditures from Abakan to fund any shortfalls (including plant and equipment) in the construction of the Euclid facility should it not be able to raise funds in the normal course of business.

Abakan intends to increase the number of employees engaged by MesoCoat on completion of the new

Euclid, Ohio manufacturing facility.

Off Balance Sheet Arrangements

As of February 28, 2013, Abakan had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Abakan’s auditors have expressed an opinion as to its ability to continue as a going concern as a result of net losses of $11,254,059 and a working capital deficit of $4,683,681 as of February 28, 2013. Our ability to continue as a going concern is dependent on realizing net income from operations, gains on investment,

obtaining funding from outside sources or realizing some combination of these objectives. Management’s plan to address Abakan’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) net income from operations; (iii) realizing a gain from its investment in Powdermet; (iv) converting debt to equity; and (v) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow

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

      our ability to generate net revenue from operations or gains on investments;

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for

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

Securities Exchange Act of 1934 (“Exchange Act”)) as of February 28, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

Since the end of Abakan’s prior reporting period on Form 10-K, Abakan has adopted an audit committee charter, formed an audit committee comprised of independent members of its board of directors, and involved said audit committee in overseeing the completion of this periodic report on Form 10-Q, thereby effecting a change in internal control over financial reporting (as defined in Rule 13a-15(f) of the

Exchange Act) during the period ended February 28, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Abakan initiated legal proceedings against Uptick Capital, LLC. (“Uptick”) on November 7, 2012, in the

United States District Court for the Southern District of New York Superior Court. The claim is based on

Uptick’s alleged failure to perform according to the terms of a consulting agreement dated November 1,

2010, pursuant to which Uptick was to identify and introduce suitable investors to Abakan in exchange for certain consideration including 60,000 shares. Abakan seeks the return of the 60,000 shares proffered which were subsequently sold or in the alternative for a judgment in an amount to be ascertained in excess of $1,000,000 for damages in addition to reasonable attorney’s fees and court costs. Abakan believes that is will be successful in the pursuit of its claims.

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

Abakan incurred net losses of $11,254,059 for the period from June 27, 2006 (inception) to February 28,

2013. Since we have been without significant revenue since inception and have only recently transitioned to producing limited revenue, as a result of the business combination with MesoCoat, historical losses may continue into the future.

Abakan has a history of uncertainty about continuing as a going concern.

Abakan’s audits for the periods ended May 31, 2012 and 2011 expressed an opinion as to its ability to continue as a going concern as a result of net losses of $6,322,365 and a working capital deficit of

$2,438,854 as of May 31, 2012 which had increased to $11,254,059 and $4,683,681 respectively as of

February 28, 2013. Unless Abakan is able to produce net revenue over successive future periods its ability to continue as a going concern will be in jeopardy.

Abakan requires additional capital funding.

Abakan requires additional funds, either through equity offerings, debt placements or joint ventures to develop our operations. Such additional capital will result in dilution to our current shareholders. Our ability to meet long-term financial commitments will depend on future cash. There can be no assurance that any future income will generate sufficient funds to enable us to meet our financial commitments.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On  April  13,  2013,  Abakan  authorized  the  issuance  of  500,000  restricted  common  shares  and  granted

250,000  share  purchase  warrants  at  an  exercise  price  of  $1.50  for  a  period  of  two  years  from  the  date  of grant  on  the  conversion  of  $550,000  due  comprised  of  principal  and  interest  to  LLI  Trading  Limited  in

reliance   upon   the   exemptions   from  registration   provided   by  Regulation   S  and  Section   4(2)   of  the

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

Abakan complied with the requirements of Regulation S of the Securities Act by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside of the

United States at the time of the offering, and ensuring that the offeree to whom the securities were offered and authorized was a non-U.S. offeree with an address in a foreign country.

On  April  2,  2013,  Abakan  authorized  the  issuance  of  50,122  restricted  common  shares  for  services rendered,  the  grant  of  8,261  share  purchase  warrants  at  an  exercise  price  of  $2.70  for  a  period  of  two years  from  the  date  of  grant  and  the  issuance  of  15,000  shares  pursuant  to  the  exercise  of  warrants  in reliance  upon  the  exemptions  from  registration  provided  by  Regulation  D  and  Section  4(2)  of  Securities

Act.

Name

Consideration     Basis

Shares

Warrants     Exemption

Sam Thomas

$15,000    Services

6,522      3,261

Reg D/Sec 4(2)

Orsa & Company

$23,000    Services

10,000      5,000

Reg D/Sec. 4(2)

Financial Insights

$54,000    Services

20,000

Reg D/Sec 4(2)

Syndicate Consulting

$  9,720    Services

3,600

Reg. D/Sec 4(2)

Lynn Foster

$22,500    Warrant Exercise     15,000

Reg D/Sec. 4(2)

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

Abakan  complied  with  the  requirements  of  Regulation  D  of  the  Securities  Act  by:  (i)  foregoing  any general  solicitation  or  advertising  to  market  the  securities;  (ii)  offering  only  to  accredited  offerees;  (iii)

having  not  violated  antifraud  prohibitions  with  the  information  provided  to  the  offerees;  (iv)  being available to answer questions by the offerees; and (v) providing restricted common shares to the offerees.

On  March  22,  2013,  Abakan  authorized  the  grant  of  100,000  stock  options  with  an  exercise  price  of

$2.80  per  share  that  expire  ten  years  from  the  date  of  grant  with  vesting  in  equal  one-third  increments annually beginning on December 10, 2013 to Andrew C. Hall for consulting services rendered, in reliance upon the exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

Abakan  complied  with  the  exemption  requirements  of  Section  4(2)  of  the  Securities  Act  based  on  the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public  offering;  (2)  the  offeree  had  access  to  the  kind  of  information  which  registration  would  disclose;

and (3) the offeree is financially sophisticated.

Abakan  complied  with  the  requirements  of  Regulation  D  of  the  Securities  Act  by:  (i)  foregoing  any general  solicitation  or  advertising  to  market  the  securities;  (ii)  offering  only  to  an  accredited  offere;  (iii)

having not violated antifraud prohibitions with the information provided to the offere; (iv) being available to answer questions by the offeree; and (v) providing restricted stock options to the offeree.

On  March  18,  2013,  Abakan  authorized  the  issuance  of  48,622  restricted  common  shares  for  services rendered  and  100  restricted  common  shares  for  a  prize  offering  in  reliance  upon  the  exemptions  from registration provided by Section 4(2), Regulation D and Regulation S of Securities Act.

Name

Consideration

Basis

Shares

Exemption

BCQS International Brazil Ltd

$42,000

Services

15,000

Reg. S/Sec 4(2)

RedChip Companies Inc.

$60,000

Services

23,622

Reg. D/Sec. 4(2)

Financial Insights

$25,400

Services

10,000

Reg. D/Sec 4(2)

Allan McBride

$  9,720

Prize

100

Sec 4(2)

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were an isolated private transactions by Abakan which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose;

and (3) the offerees are financially sophisticated.

Abakan  complied  with  the  requirements  of  Regulation  D  of  the  Securities  Act  by:  (i)  foregoing  any general  solicitation  or  advertising  to  market  the  securities;  (ii)  offering  only  to  accredited  offerees;  (iii)

having  not  violated  antifraud  prohibitions  with  the  information  provided  to  the  offerees;  (iv)  being available to answer questions by the offerees; and (v) providing restricted common shares to the offerees.

Abakan complied with the requirements of Regulation S of the Securities Act by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside of the

United States at the time of the offering, and ensuring that the offeree to whom the securities were offered and authorized was a non-U.S. offeree with an address in a foreign country.

On  March  1,  2013,  Abakan  authorized  the  issuance  of  331,000  shares  of  restricted  common  shares  and

165,500 share  purchase warrants at an exercise price of $2.70 for a two  year period from the date of issue to  the  following  entities  for  cash,  in  reliance  upon  the  exemptions  from  registration  provided  by  Section

4(2), Regulation D or Regulation S of the Securities Act:

Name

Consideration

Basis

Shares

Warrant

Exemption

Stratton SA

$   533,600

Subscription

232,000    116,000

Sec 4(2)/Reg. S

Jose Maria Ribot

Rodriguez

$   101,200

Subscription

44,000

22,000      Sec 4(2)/Reg. S

Steven R. Ferris

$   126,5000

Subscription

55,000

27,500      Sec 4(2)/Reg. D

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

Abakan  complied  with  the  requirements  of  Regulation  D  of  the  Securities  Act  by:  (i)  foregoing  any general  solicitation  or  advertising  to  market  the  securities;  (ii)  offering  only  to  accredited  offerees;  (iii)

having  not  violated  antifraud  prohibitions  with  the  information  provided  to  the  offerees;  (iv)  being available to answer questions by the offerees; and (v) providing restricted common shares and warrants to the offerees.

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

On  February  21,  2013,  Abakan  authorized  the issuance  of  20,000  restricted  common  shares  for  services rendered  pursuant  to  director  services  valued  at  $2.70  a  share  to  Stephen  Goss  in  reliance  upon  the exemption from registration provided by Section 4(2) of Securities Act.

Abakan  complied  with  the  exemption  requirements  of  Section  4(2)  of  the  Securities  Act  based  on  the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public  offering;  (2)  the  offeree  had  access  to  the  kind  of  information  which  registration  would  disclose;

and (3) the offeree is financially sophisticated.

On  February  21,  2013,  Abakan  authorized  the issuance  of  10,000  restricted  common  shares  for  services rendered pursuant a consulting agreement valued at $2.70 a share and a grant of 15,000 stock options with an exercise price of $2.70 per share that expire ten years from the date of grant that vest in equal one-third parts  beginning  February  21,  2012  to  Damian  Kotecki  in  reliance  upon  the  exemption  from  registration provided by Section 4(2) of Securities Act.

Abakan  complied  with  the  exemption  requirements  of  Section  4(2)  of  the  Securities  Act  based  on  the following  factors:  (1)  the  issuance  and  grant  were  isolated  private  transactions  by  Abakan  which  did  not involve  a  public  offering;  (2)  the  offeree  had  access  to  the  kind  of  information  which  registration  would disclose; and (3) the offeree is financially sophisticated.

On  February  1,  2013,  Abakan  authorized  the  grant  of  70,000  stock  options  with  an  exercise  price  of

$2.70 per share that expire ten years from the date of grant that vest in equal one-half increments annually beginning  on  January  31,  2014  to  Donorvest  Corporation,  the  principal  of  which  of  Steven  Ferris,  for consulting  services  rendered,  in  reliance  upon  the  exemption  from  registration  provided  by  Section  4(2)

of the Securities Act.

Abakan  complied  with  the  exemption  requirements  of  Section  4(2)  of  the  Securities  Act  based  on  the following  factors:  (1)  the  grant  was  an  isolated  private  transaction  by  Abakan  which  did  not  involve  a public  offering;  (2)  the  offeree  had  access  to  the  kind  of  information  which  registration  would  disclose;

and (3) the offeree is financially sophisticated.

On January 8, 2013,  Abakan authorized the issuance of 435,022 shares of restricted  common shares  and

435,022  share  purchase  warrants,  two  warrants  are  convertible  into  one  additional  share  at  an  exercise price  of  $2.70  for  a  two  year  period  from  the  date  of  grant  to  the  following  entities  for  cash,  in  reliance upon  the  exemptions  from  registration  provided  by  Section  4(2),  Regulation  D  and  Regulation  S  of  the

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

Abakan  complied  with  the  requirements  of  Regulation  D  of  the  Securities  Act  by:  (i)  foregoing  any general  solicitation  or  advertising  to  market  the  securities;  (ii)  offering  only  to  accredited  offerees;  (iii)

having  not  violated  antifraud  prohibitions  with  the  information  provided  to  the  offerees;  (iv)  being available to answer questions by the offerees; and (v) providing restricted common shares and warrants to the offerees.

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

On  December  5,  2012,  Abakan  authorized  the  grant  of  175,000  stock  options  with  an  exercise  price  of

$2.61  per  share  that  expire  ten  years  from  the  date  of  grant,25,000  of  which  vest  on  grant  and  the remaining  vest  in  equal  one-third  increments  annually  beginning  on  December  5,  2013  to  Raymond

Tellini  for  director  services  rendered,  in  reliance  upon  the  exemption  from  registration  provided  by

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

On  December  5,  2012,  Abakan  authorized  the  grant  of  125,000  stock  options  with  an  exercise  price  of

$2.61  per  share  that  expire  ten  years  from  the  date  of  grant  that  vest  in  equal  one-third  parts  annually beginning  on  December  9,  2013  to  David  Charbonneau  for  employee  services  rendered,  in  reliance  upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

66 of this Form 10-Q, and are incorporated herein by this reference.

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

April 22, 2013

By: Robert H. Miller

Its: Chief Executive Officer, and Director

/s/ David G. Charbonneau

April 22, 2013

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

10.23*

Third Amendment to the Investment Agreement between Abakan, MesoCoat and Powdermet dated December 21, 2012, dated effective July 12, 2012 incorporated by reference to the

Form 10-Q filed with the Commission on January 14, 2013.

14*

Code of Business Conduct & Ethics adopted on December 10, 2012 incorporated by reference to the Form 10-K filed with the Commission on September 13, 2012.

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