Form 10-K
period 2013-05-31
ABAKAN, INC
filed 2013-08-29
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013.

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

12b-2 of the Exchange Act. Accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.0001  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates  (41,554,855  shares)  was  $106,588,203  based  on  the average of  the bid  and  ask price ($2.565)  for the common  stock  on

August 27, 2013.

At  August  29,  2013,  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.0001  par  value  (the  only  class  of voting stock), was 64,284,855.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.      Risk Factors

27

Item 1B.      Unresolved Staff Comments

31

Item 2.

Properties

31

Item 3.

Legal Proceedings

32

Item 4.

Mine Safety Disclosure

32

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

33

Equity Securities

Item 6.

Selected Financial Data

38

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

39

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

46

Item 8.

Financial Statements and Supplementary Data

47

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

48

Item 9A.

Controls and Procedures

48

Item 9B.      Other Information

49

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

50

Item 11.

Executive Compensation

58

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

62

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

63

Item 14.

Principal Accountant Fees and Services

64

PART IV

Item 15.

Exhibits, Financial Statement Schedules

65

Signatures

66

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

The Company

The Company designs, develops, manufactures, and markets advanced nanocomposite materials,

innovative fabricated metal products, highly engineered metal composites, and engineered reactive materials for applications in the oil and gas, petrochemical, mining, aerospace and defense,

energy, infrastructure and processing industries. Our technology portfolio currently includes high-speed,

large-area metal cladding technology, long-life nanocomposite anti-corrosion and-wear coating materials, high-strength, lightweight metal composites, and energetic materials. Operations are conducted through our subsidiary, MesoCoat, Inc. (“MesoCoat”) and our affiliate, Powdermet, Inc.

(“Powdermet”).

The Company holds a 52.5% controlling interest in MesoCoat and a 41% non-controlling interest in

Powdermet. Powdermet directly owns the remaining 47.5% of MesoCoat.  The Company’s interest in

Powdermet represents an additional 19.5% indirect interest in MesoCoat.  The combined direct and indirect interest equals a total 72.0% ownership of MesoCoat by the Company.

MesoCoat, Inc.

On December 11, 2009, the Company executed an Investment Agreement, dated  December 9, 2009, with

MesoCoat and Powdermet in order to purchase 79,334 newly issued MesoCoat shares, equal to a fully

diluted 34% equity interest in MesoCoat for $1,400,030.   Prior to the Investment Agreement, MesoCoat

was owned 100% by Powdermet.  Powdermet was owned 52% by Andrew Sherman, 41% by

Kennametal, Inc. (an unrelated company) and 7% by other unrelated parties.  Andrew Sherman was the

CEO and director of both MesoCoat and Powdermet and became a director of the Company on August

20, 2010.

On March 21, 2011, the Company purchased 596,813 shares of Powdermet from Kennametal equal to a

41% interest in Powdermet.

On July 11, 2011 the Company placed MesoCoat and Powdermet on notice of its intent to complete the purchase of an additional equity interest in MesoCoat in accordance with the Investment Agreement. The

Company completed the purchase of 86,156 newly issued shares, equal to a fully diluted 18.5% equity interest for $2,800,000 on July 13, 2011 thereby increasing its direct ownership of MesoCoat to a fully diluted 52.5% interest.

The Investment Agreement, as amended, provides us with additional options to increase our equity interest in MesoCoat, as follows:

▪     An option which entitles the Company to purchase an additional 24% equity interest in exchange for $16,000,000, of which approximately $4,000,000 has been provided to MesoCoat as of May

31, 2013. The exercise of this option would increase the Company’s direct holdings to a fully diluted 75% of MesoCoat and entitle the Company’s management to appoint a fourth member to

MesoCoat’s five person board of directors (the Company currently has a right to appoint three of

MesoCoat’s directors, one of which must be independent).

▪     An option which entitles minority shareholders of MesoCoat, for a period of 12 months after the exercise of the option detailed above, to cause the Company to pay an aggregate amount of

$14,600,000, payable in shares of the Company’s common stock or a combination of cash and shares, in exchange for all remaining outstanding shares of MesoCoat.

MesoCoat’s Business

MesoCoat is an Ohio based materials science company intending to become a technology leader in metal protection and repair based on its metal coating and metal cladding technologies designed to address specific industry needs related to conventional oil and gas, oil sands, mining, aerospace, defense,

infrastructure, and shipbuilding. The company was originally formed as a wholly owned subsidiary of

Powdermet, known as Powdermet Coating Technologies, Inc., to focus on the further development and commercialization of Powdermet’s nanocomposite coatings technologies. The company was renamed as

MesoCoat in March of 2008. Thereafter, in July of 2008, the coatings and cladding assets of Powdermet were conveyed to MesoCoat through an asset transfer, an IP license and technology transfer, and a manufacturing support agreement.

MesoCoat has exclusively licensed and developed a proprietary metal cladding application process as well as advanced nano-composite coating materials that combine corrosion and wear resistant alloys, and nano-engineered cermet materials with proprietary high-speed coating or cladding application systems.

The result is protective cladding solutions that will be offered on a competitive basis with existing market solutions. The coating materials unite high strength, hardness, fracture toughness, and a low coefficient of friction into one product structure. Ten of MesoCoat’s products (3 Corrosion Resistant Alloy (CRA)

materials (625,825, 316L), 3 Wear Resistant Alloy (WRA) material. (Tungsten Carbide (WC), Chrome

Carbide (CRC), Structurally Amorphous Metal (SAM) Alloys) and 3 PComP™ product families

(PComP™T, PComP™ S and PComP™ M) are currently undergoing extensive testing by oil and gas majors, pipe manufacturers, oil field equipment manufacturing and service companies, original equipment manufacturers (OEMs) and other end users.

MesoCoat’s commercial revenues are comprised of sales of the PComP™ powder and thermal spray applications. The company also generates revenue from grants that are awarded to further the development of various products.  PComP™ is a family of nanocomposite cermet coating materials that are used to impart wear and corrosion resistance, and to restore dimensions, of worn metal components.

CermaCladTM clad products are in the development and qualification stage and are nearing commercialization, including the cladding of the inside of a full length pipe for the oil and gas industries.

MesoCoat has expanded its technical team to complete the various developments and is working towards the expansion of the PComP™ powder and coating services.

PComP™

PComP™ is a family of nanocomposite cermet coating materials that are used to impart wear and corrosion resistance and to restore dimensions of worn metal components.  Named for its particulate composite powders, PComP™, is the result of over a decade of nanoengineered materials development,

and is now one of the few commercially viable industry replacement solutions for hard chrome and carbides.

PComP™ competes against thermally sprayed carbide and other coatings such as chrome and nickel plating in the $32 billion dollar (source, BCC Inc.) inorganic metal finishing market.  Competing materials like hexavalent chrome, carbides and tungsten carbide-cobalt have become a major concern for industrial producers in the metal finishing industry since these materials are on the EPA’s hazardous materials watch list and are legally banned in many countries. While businesses grapple with the need to transition away from these harmful products, they continue to spend billions on these materials despite the harm done to the environment. The adoption of green products and processes such as PComP™ thermal spray coatings would place the business at a competitive advantage over destructive solutions while at the same time mitigating environmental liabilities. PComP™ thermal spray coatings comprise a performance leading solution platform which has shown order of magnitude improvements in head to head wear and corrosion performance tests while offering a significantly better value proposition over other hard chrome alternatives.

Under the PComP™ platform, MesoCoat has developed and patented a family of corrosion resistant and wear resistant coating solutions that combine extreme corrosion and/ or wear resistance, fracture

toughness (resiliency), and a low friction coefficient all in one product.   In conventional materials science

toughness normally decreases as hardness and wear resistance increases. However, by combining nano-

level structure control and advanced ductile phase toughening materials science, MesoCoat has developed a material structure that can be both very tough and very wear resistant (hard). Equally important, the hardness of a wear coating normally limits the ease with which it can be machined. The unique hierarchical structure of the PComP™ coating solutions results in a coating that can be machined through a finish grinder much faster than a product with a traditional carbide coating which needs to be diamond ground. The speed of coating application and final machining results in higher productivity and lower costs in metal finishing operations.

The unique nano-structure of the PComP™ coatings produces a coating that is self-smoothing in service,

resulting in friction properties approaching those of diamond-like carbon films and solid lubricants, with the ability to be used structurally and applied to large components at a fraction of the cost of coatings such as diamond-like carbon.  This low friction property reduces wear, and improves energy efficiency and life in sliding components such as drilling rotors, plungers, mandrels, ball and gate valves, rotating and sliding seals, and metal processing equipment.

The PComP™ product platform, combined with metal finishing applications of the large area weld overlay technologies underlying the CermaClad™ clad steel product family provides a high degree of product differentiation and a sustainable competitive advantage, which includes OEM components and the maintenance, repair, and overhaul of industrial assets and machinery in the “components manufacturing and repair” segment of MesoCoat’s business (as opposed to the clad steel business lines discussed under the CermaClad™ product line below).

MesoCoat is completing expansion of its production capacity for PComP™ powders from 3 tons to 18 tons/year, to meet initial demand from current customers and intends to further expand the PComP™

production capacity from 18 tons to 180 tons/year to serve the expected demand of prospective customers.

The process of installing the equipment necessary to meet this objective is underway in MesoCoat’s

Euclid, Ohio plant.

MesoCoat now has a 1-cell thermal spray coating facility operational in Ohio for coating mid-sized components that has been used for qualifying coatings with early adopters. The plan is to expand this capacity to set-up two additional thermal spray coating cells and other pre- and post-finishing equipment to provide full coating service for large components like mandrels, plungers, valves, rods, stabilizer rolls,

mine truck wheels and other equipment.  MesoCoat’s wholly-owned subsidiary MesoCoat Coating

Services, Inc. was formed in June 2013 to extract maximum value from the PComP™ family by offering high margin coating services starting late 2013.

MesoCoat is currently selling PComP™ advance coating materials through different channels that are appropriate to the specific market. Large OEM’s and government agencies like the U.S. Air Force procure raw powders and apply them for their specific products under license as such agencies are vertically integrated to perform their own thermal spray and coating applications using dedicated maintenance and repair depots. Recently, several defense organizations have been given congressional mandates to make better use of their existing equipment (planes, helicopters, jets, tanks and other armored vehicles, etc.) as budgets for the purchase of new equipment is to be limited over the next few years. MesoCoat’s low-cost,

long-life coating materials appeal to government buyers striving to meet budgetary restrictions.

An effort to expand geographically the market for our coating services is now underway. MesoCoat is actively qualifying licensed application partners that have an existing customer base, in certain territories

(Houston, Alberta, and Los Angeles), to provide coating services in territories in which it is not currently able to service directly. We believe that this strategy is the fastest way to gain market entry into these territories, while supporting economies of scale for the powder production needed to meet product cost targets.  Eventually, we expect that the majority of MesoCoat’s commercial sector accounts will be able to order coating application services from it on a regional basis.

The PComP™ family of nanocomposite coatings currently consists of five products, not including variation in composition, all of which have shown in testing by third parties to provide better wear,

corrosion and mechanical properties at a lower life cycle cost than these, and several other alternatives are as follows:

Wear and Corrosion Resistance and Dimensional Restoration

PComP™ T is a titanium carbo-nitride based high corrosion/wear resistant, low friction high velocity oxygen fuel (HVOF) coating that competes with hard chrome and diamond like carbon PVD (physical vapor deposition) alternatives for hydraulic cylinders, piston rings, bearings, rotating shafts, and valve components where low stick-slip, corrosion, and modest wear resistance are required. PComP™ provides both wear and corrosion resistance (unlike chrome), and significantly reduces environmental safety and health liabilities.  Furthermore, in many applications, thermal spray coatings such as PComP™ provide life multiples over chrome (80 times in cylinder liner application in testing reported by Caterpillar).

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

PComP™ W is MesoCoat’s “nano-engineered” tungsten carbide coating solution that offers industry leading toughness and wear resistance for thermal spray coatings, making it better for critical high wear applications such as gate valves and downhole drilling tools. PComP™ W replaces conventional tungsten carbide cobalt in the thermal spray industry and provides increased wear resistance, design allowable

(stress levels), and reduced friction in abrasive wear applications, with higher toughness and impact resistance than ceramic alternatives such as alumina-titania. PComP™ W is also significantly more robust and lower cost than competing detonation gun and alternate coatings, achieving excellent results with much higher throughput and lower operating cost equipment such as standard HVOF guns.

Liquid Metal Corrosion

PComP™ -M is a hierarchically structured molybdenum boride coating designed for use in liquid metal corrosion application, especially the rolls used in galvanizing baths.  PComP™ -MB has completed laboratory and initial field testing with several end users, such as CAL-steel, confirming internal results showing more than two and one half times the life of other developmental coatings in galvanizing lines,

and ten times the resistance of widely used tungsten carbide (“WC”) coatings to molten metal erosion and wear. MesoCoat is introducing its PComP™ -MB product line into the $150+ million primary metals production equipment coatings market, with an initial focus on zinc pot stabilizer roll and pot bearing roll refurbishment market in conjunction with MesoCoat’s market entry into the coating services market.

Thermal Barrier Coatings

ZComP™ is MesoCoat’s nanocomposite thermal barrier coatings that offers 50% lower thermal conductivity, with improved toughness and cyclic thermal life compared to conventional thermal barrier coatings in the $500 million thermal barrier coatings market.  MesoCoat has been actively forming partnerships to introduce ZComP materials into the turbine engine market, and is working with its

Powdermet affiliate under completed or in-progress contracts with the Department of Energy for power turbines, the Air Force (Oklahoma Air Logistics Center), the Ohio Aerospace Institute (OAI), General

Dynamics Information Systems, and under a Space Act agreement with NASA for propulsion turbine applications of engineered nanocomposite thermal barrier coatings.

CermaClad™

CermaClad™ is a multiple award winning technology used to produce coatings that protect metal,

primarily carbon steel, from wear and corrosion, that offers the benefits of corrosion resistant alloys such as stainless steel, nickel, or titanium and wear resistant alloys such as tungsten carbide and chrome carbide at a significantly lower cost by permanently altering, or cladding, the surface of a high strength,

low cost carbon steel with a layer of a much higher cost wear or corrosion resistant alloy.  The result is a hybrid product offering the wear and corrosion performance of costly alloys with the ease of fabrication and the lower cost of traditional steel material.

Cladding refers to the process where a high performance wear or corrosion resistant metal alloy or composite (the cladding material) is applied through the use of high pressure and/ or high temperature processes onto another dissimilar metal (the base metal or substrate) to enhance its durability, strength or appearance. The majority of clad products produced today use carbon steel as the substrate and nickel alloys, stainless steel, or various hard materials such as chrome carbides as the clad layer to protect that underlying steel base metal from the environment it resides in.  MesoCoat is utilizing a unique, patented,

“High Density Infrared” or HDIR technology, exclusively licensed from Oak Ridge National Laboratory

(“ORNL”) to produce clad steel.  Testing by ORNL has shown that this HDIR technology is capable of applying a very high quality cladding at 10 to 40 times higher productivity (100’s of Kg’s versus 3-

20Kg/hr) than traditional laser bead or weld cladding techniques, in current wide commercial use.

MesoCoat believes that this HDIR process represents the first truly scalable, large area cladding technology.  Scalable, low capital cost cladding technology then enables the production of large volumes of customized, premium, high margin clad steel products.

CermaClad™ clad steel is a premier, metallurgically bonded, clad carbon steel materials solution that is optimized to manage the risks and consequences of wear and corrosion damage and the failure of large assets including oil and gas risers and flowlines, refinery/chemical processing towers and transfer lines,

power plant heat exchanger tubes, and other steel infrastructure. In corrosive environments, including seawater, road salt, mining slurry transport lines, unprocessed oil containing water, sulphides and carbon dioxide, chemical processing and transportation equipment, metals production, and other large industrial applications, asset owners and operators either need to continually maintain and replace major assets, or fabricate these assets using expensive, corrosion resistant alloy (CRA) materials, which substantially increase capital costs.  Clad steel, and CermaClad™ in particular, offer a competing, lower cost solution to these exotic alloys, allowing the owner or operator to use clad carbon steel which typically costs about half of solid CRA.  Combining the reduced material cost with reduced fabrication, installation, and maintenance costs, cladding solutions such as CermaClad™ are estimated to save up to 75% over the cost of using solid alloys, while still providing essentially maintenance free corrosion lifetimes equal to the life of the asset. In the last 20 years, clad steel pipe has gained wide acceptance and continually increased its market share in oil and gas exploration and production, marine transportation, mining, petrochemical processing and refining, nuclear, paper and pulp, desalination, and power generation industries.  The oil and gas industry is the largest consumer of clad steel products. In order to meet growing global energy demands, oil companies continue to extend their offshore drilling efforts into deeper waters farther from shore. The higher temperatures and corrosivity (carbon dioxide, sea water, and hydrogen sulfide content)

of these new reserves are resulting in a significantly increased use of corrosion resistant alloys - and there lower-cost clad steel alternatives.

Currently used cladding processes include weld overlay, roll-bonding, co-extrusion, explosion cladding,

and mechanical lining. While cladding carbon steel pipes is cheaper than using a solid stainless steel alloy, current production technologies still have significant limitations which CermaClad is believed to overcome.  Directly comparable Metallurgical clad pipes are primarily manufactured using roll-bonded

clad plate which is then bent and welded to form a pipe.   Though a higher productivity process, Roll-

bonded pipe involves a lot of welded area and the failure of that weld is the single most common reason for pipeline leaks.  Furthermore, current bimetal rolling mills are limited to around 5ft in width by 40ft in length, limiting the size of pipe that can be fabricated without extensive welds.  Expanding roll mill size to enable the production of larger diameter pipe needed for large gas projects in Southeast Asia would require very large investments, estimated to be in excess of a $1billion compared to a planned $40M investment in an 8-line CermaClad™ large diameter pipe production facility expected to be constructed on Bantam Island, Indonesia.

Mechanically lined (bi-metal) pipe now makes up a significant portion of the clad pipe market.  Bimetal pipe is lower in cost than metallurgically clad pipe, but provides only a mechanical attachment between the inner and outer pipe.  This reduced bonding results in a higher risk of buckling, wrinkling and disbonding when under stress, such as during bending, reeling, or application of external coatings on these pipes. Mechanically lined pipes also raise concerns with respect to uniformity and reliability in that the gap between the inner and outer pipes, coupled with the mixture of materials, leads to challenges in

NDT (non-destructive testing) inspections. Co-extrusion is another process that involves extruding a bimetal billet into a clad pipe.  Co-extrusion has not been successful in producing long lengths of larger diameter pipes, and would require significant capital investment and further technology development to meet growing demand for the thicker wall and larger diameter clad pipes that CermaClad™ is targeted.

The remaining production process, weld overlay, does not have the productivity needed to meet clad pipe demand, and is primarily used for smaller diameter and complex shapes, such as manifolds and

“Christmas tree’s” used in oil and gas, although weld overlay is a dominant technology for wear resistant overlays that cannot be produced by the other techniques.

Worldwide, there is a large and growing need for clad pipes as deeper and hotter, corrosive reserves come

into production.   Current production methods not only have the above limitations, but plants are operating at capacity, creating an increasing tight supply and lead-times of 2 years or more to delivery. A number of organizations have stated that the market for clad pipe is expected to grow from $1.5 billion to

$2 billion per year currently, to $4 billion to $8 billion within 3 to 4 years.

CermaClad™ clad steel utilizes MesoCoat’s proprietary cladding process based on the use of a high-

intensity arc lamp to rapidly melt, fuse, and metallurgically bond (make inseparable) the protective,

proprietary cladding materials onto steel pipes and tubes (internal and external surfaces), plates, sheets,

and bars. The CermaClad™ clad steel product portfolio combines this high-speed fusion cladding process with proprietary corrosion resistant alloy (“CRA”) and wear resistant alloy (“WR”) coating materials

which incorporate patented microstructural and compositional modifications.   The HDIR process melts

and fuses material onto the inside of a pipe within seconds to produce the CermaClad product that offers a seamless metallurgical bond, a smooth surface, low porosity, and minimal dilution of the overlay, along with good strength retention of the substrate . More importantly, CermaClad™ clad pipe is easier to inspect and install (reel) irrespective of the size and thickness of the pipe compared to current alternatives.

Today, clad steel is a specialized, profitable segment of the steel industry where demand has outstripped supply and margins are high as a result.  Management believes that the CermaClad™ process is scalable to large volumes with a modest capital investment that is lower than that invested in existing production methods.

Historically, the typical contract for clad pipe was for 3 to 5 kilometers of product with larger contracts for 20 to 30 kilometres of product. Currently, typical requirements are for tens of kilometres with growing numbers of projects needing hundreds of kilometres per project. As a result the clad pipe market is growing rapidly and the limitations of current solutions in terms of installation, inspectability, quality, and availability are restraining this growth. Full commercialization of CermaClad™ clad pipes can address these constrains to clad pipe market growth.

Management believes the competitive advantages of CermaClad™ over current competing technologies and products are:

▪     CermaClad™ and other clad steel products are typically used where they are offered at a 25% to more than 50% lower cost than solid alloy products.

▪     CermaClad™ clad steel provides a metallurgically bonded overlay, making the clad pipes easier to inspect, bend, reel, and install compared to the widely used and slightly lower cost mechanically bonded clad pipes.

▪     CermaClad™ clad steel offers a seamless metallurgical cladding requiring only girth welds,

unlike the pipes made from metallurgically clad plates which have longitudinal welds

▪     CermaClad™ application technology utilizes a 30cm wide, high density, infrared “lamp”

compared to a 0.7 cm wide laser “torch” for laser or inert gas welding torches, resulting in application rates between one and two orders of magnitude higher than current weld overlay technologies.

▪     The proprietary process used to make CermaClad™ clad steel products is more flexible (it can do both wear and corrosion resistant alloys, for example), and has relatively low capital costs for initial and added capacity.  This provides the advantage of being able to respond to customer needs, such as meeting local content requirements, faster and with less investment risk than currently established alternatives.

▪     CermaClad™ products exceed the requirements of the defining API 5LD and DNV OS F101 standard requirements for clad pipe.

▪     CermaClad™ offers a smoother surface, minimal dilution, greater flexibility in materials, and the ability to do thinner, lower cost claddings than current production technologies.

The CermaClad™ clad steel product lines under development include:

▪     CermaClad™ CRA (Corrosion Resistant Alloys). 1-4mm thick CRA clad steel that offers a lower cost alternative to solid nickel, stainless steel, and titanium alloys for oil and gas, mining,

desalination, pulp and paper, and chemical process.

▪     CermaClad™ WR (Wear Resistant). 1-15mm thick carbide, metal matrix composite, structurally amorphous metal, and nanocomposite wear resistant clad steel that extends the life of steel structures such as hydrotransport slurry lines, pump components, valve components, spools, T’s,

and elbows for oil sands, heavy oil, mining and mineral processing.

▪     CermaClad™ HT (High Temperature). Steel clad with nickel-chromium and metal-chromium-

aluminum alloys for high temperature applications such as heat exchanger tubing, boiler waterwalls, and other energy production components offering greater compositional control

(higher performance) and lower cost than solid alloys or traditional weld overlays.

▪     CermaClad™ LT (Low Thickness). Lower cost thin-clad steel that exploits the unique high purity capabilities of the HDIR application process to provide thin (less than 0.5mm) claddings that provide 50-200 year corrosion free life in atmospheric and seawater corrosion environments.

This “stainless steel paint” is applicable to the outside diameter transportation pipelines, marine structures, fuel and cargo tanks, bridges, architectural steel, and transportation structures.

Product Development Timeline

MesoCoat’s PComP™-W high performance materials are now established with initial customers and adoption is expected to increase through qualified regional application partners, with capacity being expanded to match growing demand. PComP™-T best-value chrome plating products are still in qualification and limited to beta release though coating applicators have been partnered with an original equipment manufacturer. A six fold capacity expansion and the introduction of higher value application

(component) services is underway to be completed in the second half of 2013. The CermaClad™

corrosion resistant (CRA) product is expected to enter the market in the fourth quarter of 2013.

PRODUCT

COMMERCIAL TIMELINE

TIME

(MONTHS)

PComP™ W

Growth and expansion

Current

PComP™ T

Partner sales

Current

PComP™ M

Market entry

2

PComP™ S

Qualification

12

ZComP™

Development

24

CermaClad™ WR

Development

14

CermaClad™ LT

Development

24

ZComP™

Development

24

CermaClad™ HT

Incubation

36

Product Commercial Expansion Timeline

Our near term plan is to expand the presence of our products into Brazil and the Asia-Pacific market. We remain in the process of negotiating the terms of a “build to suit” agreement to construct a manufacturing plant in the Recife, Brazil free trade zone that might give us direct access to Brazilian markets.

Meanwhile, we have incorporated an Asian operating subsidiary, PT MesoCoat Indonesia, which is currently negotiating the terms of a “build-to-suit” agreement to construct a manufacturing plant on the island of Batam, Indonesia. The expected time-frame for the completion of each project has not yet been finalized.

PRODUCT

COMMERCIAL EXPANSION

TIME

TIMELINE

(MONTHS)

PComP™ Coating Services      Market entry

3

CermaClad™ CRA

Market entry

4

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

47.50% ownership position in MesoCoat.  The agreement also includes Powdermet’s commitment to provide manufacturing expertise and technical capabilities supporting PComP™ powders on a priority basis.  Powdermet retains the exclusive manufacturing rights for producing the first 50 tons of PComP™

powders. The license agreement will end upon the last valid claim of licensed patents to expire unless terminated earlier with the terms of the agreement.

MesoCoat's exclusivity agreement with Mattson Technology, Inc.

On April 7, 2011, MesoCoat and Mattson Technology Inc. (“Mattson”) entered into an Exclusivity

Agreement whereby MesoCoat agreed to exclusively purchase, and Mattson agreed to exclusively supply,

plasma arc lamps systems. The Exclusivity Agreement contemplated that the MesoCoat and Mattson would enter into a separate supply agreement that fixed additional terms of the sale and purchase of the plasma arc lamps. Mattson has to date failed to enter into a supply agreement with MesoCoat and has been noticed to be in breach of the terms of the Exclusivity Agreement and related purchase orders.

Mattson has committed to rectify the problems outlined in MesoCoat’s breach letter.

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

Cooperation agreement with Petroleo Brasileiro S.A

MesoCoat entered into a Cooperation Agreement dated January 7, 2011, with Petroleo Brasileiro S.A

(“Petrobras”) for the purpose of carrying out development work and conducting validation tests in connection with applying the CermaClad™ process to coating the internal surfaces of pipes for use in the oil and gas industry. The term of the Cooperation Agreement was initially for 18 months during which

MesoCoat, with the assistance of Petrobras, carried out development work and a series of tests divided into two phases with the prospect of a third phase. Phase I was a feasibility demonstration designed to verify that the CermaClad™ process and resultant materials were compliant with industry standards and acceptable for clad pipe use. Phase II was the development of a prototype pipe cladding facility that could clad the inner surface of a 10 inch diameter pipe, and then verify that the CermaClad™ process as applied to prototype pipes was suitable for application to line pipe in accordance with current industry standards.

The prospective third phase would be to finalize the design and construction of a clad pipe manufacturing facility in Brazil with the capacity of producing cladding on the interior diameter of pipes and tubes with section lengths of 12 meters.

The immediate objective of the Cooperation Agreement, subject to obtaining successful results, in each of

Phase I and II, is that the CermaClad™ product and samples meet the  American Petroleum Institute

(API) 5LD and Det Norte Veritas (DNV) OS F101 standard requirements. API and DNV approvals would, assuming the completion of a suitable manufacturing facility as anticipated by the prospective third phase, permit MesoCoat’s market entry into the oil and gas industry and cause full scale production activities.

MesoCoat has successfully completed Phase I of the Cooperation Agreement by demonstrating that the

CermaClad™ process is capable of producing clad steel products that meet API 5LD and DNV OS F101 -

Specifications for CRA clad steel pipe on flat plate coupons.

MesoCoat completed the major objectives of Phase II with the design, fabrication, installation, and initial operation of a prototype ID cladding system in our Eastlake, Ohio facility, which became operational in

April, 2012.  Clad sections of pipe were prepared and tested against API and DNV standards, resulting in proof of capability that the pipe cladding system could produce sections of clad pipe product compliant with industry standards.  To expand the time available for testing, the development agreement was extended by six months until January, 2013.  The Phase II final report was submitted in November 2012,

including equipment and facility designs and plant layouts for a 4-line Brazilian production facility.

In January of 2013 Petrobras and MesoCoat agreed to a further nine month extension and an expanded scope of development work to include the addition of thermal modeling and imaging to enhance instrumentation and other controls of the pipe cladding process, prior to the delivery of clad pipe sections for qualification testing. This expanded scope was designed to provide defect-free larger sections of clad pipe, and is part of MesoCoat’s overall manufacturing development program which continues to be supported by Petrobras internal support.  This work has been progressing and MesoCoat expects completing the expanded program in the 4th quarter of 2013. Results to date from these activities resulted in improvements to our ability to monitor the thermal “effects” through the use of high temperature sensors and cameras along with developing and validating simulation software to analyze the results to

support improving the process quality.   In addition to supporting prototype development and defect elimination efforts, the added data generation, imaging, calibration, simulation, and analysis techniques support the development of quality and manufacturing process control systems necessary to ensure the highest quality clad products.

Outside of the Cooperative Agreement, but supporting the Phase III manufacturing objectives of the cooperative agreement, MesoCoat further expanded the scope through the design, procurement,

installation, and ramp up of a full-scale, 12-meter clad pipe manufacturing facility in Euclid, Ohio that is validating the production, quality, and economics of cladding the inside diameter of 10, 18 & 24 inch diameter, 12 meter pipe. This facility is part of manufacturing scale-up, verification, and de-bugging of full scale production equipment, and to support further automation of the cladding process to achieve high level of process control.

A construction and installation team is being added to work on Phase III for facility design as well the design and manufacturing of the plant operating equipment.

Powdermet

Powdermet’s Business

Powdermet was formed in 1996 and has since developed a product platform of advanced materials solutions derived from nano-engineered particle agglomerate technology and derived hierarchically structured materials. These advanced materials include energy absorbing ultra-lightweight syntactic- and nano-composite metals, and energetic materials in addition to the PComP™ nanocomposite cermets (a cermet is a metal-ceramic composite) exclusively licensed to MesoCoat. The business has historically financed itself non-dilutively through revenues from corporate engineering consulting and development fees, government and private sector contracts and grants and recently through partnerships with prime contractors and systems integrators.  Powdermet operates as a commercial technology incubator with a subsidiary, spin-out, or license model for major commercial markets (such as with Mesocoat), while retaining and supporting the supply of critical nanocomposite powders to licensees, spin-outs, and through toll production, equipment sales, and engineering services.  The company provides nanoengineered materials, technology development services, and specialized production equipment in the nano- and engineered particle space”.

While MesoCoat’s product focus is on market development and commercialization of advanced cermets to address corrosion and wear coating needs, Powdermet’s product differentiation is based on its ability to build advanced nano-structured metal formulations to address energy efficiency, energy absorption and release, reduction in hazardous materials, and life cycle cost reduction. Powdermet’s technologies are particularly useful in crash and ballistic energy management markets since they offer weight reduction and the ability to dissipate substantially more impact energy than the aluminum alloys and foamed metals currently available.

Powdermet has four materials solution families under development:

(1)  SComP™ - A family of syntactic metal composites known for their light weight properties and ability to absorb more impact energy than any other known material. SComP™ can provide weight savings over aluminum and magnesium alloys without magnesium’s corrosion and wear limitations, reducing structural weight by 10-30% in targeted aerospace, consumer electronics,

and transportation applications.   One new patent applications was filed this quarter on low

density, mill product and method of manufacture.

(2)  MComP™ - A family of hierarchically structured, rare earth free, nanocomposite metal and metal matrix composites that provide higher strength and temperature capability compared to traditional aluminium and magnesium allows. MComP™ is designed to be a market replacement for beryllium, aluminum and magnesium in structural applications, without relying on scare and expensive rare earths to produce high strength and thermal stability. Targeted applications include aerospace and defense and transportation market segments, as well as electrical transmission and distribution.

(3)  EnComP™ - A diverse family of nano-engineered particle based solutions for energy storage. Current developments include record setting energy density nanoparticle filled films for capacitors, structured nanocomposite anode and cathode materials for thermal and lithium ion batteries, and inflatable hydrogen storage media capable of energizing power fuel cells down to -

34C.   A new patent application was filed related to environmentally-triggered reactive composites, with applications to well perforation devices, reactive warheads, and dissolvable frack balls for shale gas field completions for new product launches in the EnComP product family

(4)  SynFoam™ - A family of structural, thermally insulating syntactic ceramic composites combining strength, high temperature functionality and low thermal conductivity into one multifunctional material. Applications include rocket propulsion and re-entry vehicle systems,

and structural insulation for high temperature energy production and use including flowlines and

heat treatment furnaces.   Two new patent applications were filed for high temperature structural insulation, and for high temperature insulation for production flowlines to support new product releases in the Synfoam™ Product line.

Powdermet’s two developmental products closest to commercialization are SynFoam™ syntactic foams and EnComP™ energetic nanocomposites.

Powdermet also produces custom-engineered powders and nanopowders, provides advanced materials contract research and development services, and derives significant revenues from tolls and contract development and manufacturing services.

Powdermet has recently demonstrated considerable success in providing a record setting energy density of over 10J/cc in its nanocomposite films for film-foil capacitors, and has been awarded a greater than

$1M contract for further device development and demonstration (prototyping).  Powdermet continues to receive significant interest in its nanocomposite lithium anode and cathode production capabilities, and has secured a Department of Energy contract to develop materials for the next generation magnesium,

multivalent cationic batteries which theoretically can provide 4X the power density of lithium cells.

Working with Purdue University and Michigan State University, Powdermet is scaling up its reversible nanocomposite liquid hydrogen storage media that has exhibited particular promise as a transportable,

renewable source for hydrogen fuel cells exposed to temperatures below -10C.

Powdermet’s MComP™ metal nanocomposite development group continues to work on reducing the cost of record-breaking light metal nanocomposites.  Nanocomposite metals which have been engineered with specific distributions of nano- and micro-scale features have been shown to possess previously unachievable combinations of strength and ductility, with nanocomposite aluminum approaching the strength of steel at 11/3rd the density/weight.  These nanoengineered metals are highly sought after for weight reduction and fuel economy benefits in transportation vehicles, including armoured military, high

speed rail, and large truck applications.   Powdermet has more recently made significant advances in its joint venture with Oshkosh defense, Eck industries, and the University of Wisconsin to develop a low cost (compared to powder metallurgy routes) castable aluminum nanocomposite exhibiting record-

breaking combinations of strength and ductility along with improved fabricability.   Powdermet is

working with its partners to demonstrate scalable production, and our next major milestone is to produce a several hundred pound casting suitable for use in a heavy transport vehicle.

Powdermet’s SComP™ solution addresses a large market need for crash energy management and reduced weight for fuel economy and portability.  Today’s engineered materials market offers nothing like

SComP™ and its closest competition would be engineered honeycomb structures and foamed metals,

neither of which have SComP™’s energy absorption capabilities, metal-like aesthetics and ease of use.

One of the largest benefits of these syntactic metal composites is their ability to absorb energy from impacts and ballistic events through deformation.  Powdermet is aware of one firm, APS, Inc., started by a former employee that offers a similar product. Powdermet’s current development focus for SComP™

products are on scalable processing to reduce costs necessary to enter larger, shorter sell cycle markets, as well as product design and insertion into defense markets which have a long acceptance cycle.  Market competition may come from nanotube companies which are attempting to build energy absorption features using this type of technology but without the same property characteristics as Powdermet’s products, especially in the area of thermal resistance.  SComP™ is expected to fare well when introduced to the commercial market.

Terves, Inc.

On July 23, 2013, Powdermet announced the launch of its wholly owned subsidiary Terves Inc., to commercialize proprietary reactive materials technology for the shale gas and oil industry. Terves’

TervAlloy™ technology was initially developed by Powdermet’s ENComP™ energetic nanocomposite development group to build reactive warheads for the US Department of Homeland Security.

TervAlloy™ technology has since been reconfigured and customized into engineered reactive materials that can significantly improve the efficiency, oil recovery, and safety of well isolation, perforation and completion for oil and gas companies operating in shale and tight rock formations in the United States and across the globe.

TervAlloy™ is a class of patent pending, environmentally responsive, lightweight metallic materials manufactured from magnesium and other light metals such as lithium that are high strength, machinable,

and also respond in an engineered and controlled manner to environmental stimuli such as changes in fluid, pH, temperature or electrical or magnetic fields to induce material changes such as decoherence

(disintegration), gas generation, or heat generation. TervAlloy™ is engineered for various market applications including oil and gas tools for well isolation and completion (frac-balls, sleeves, and seats),

well perforation, and fracturing, lightweight electronic packaging, beryllium replacement, airframe structures, missile airframes and rocket motor cases, and transportation The primary application of

TervAlloy™ for oil and gas include controlled disintegration well completion tools and reactive tooling that provides for the generation of heat and gas pressure inside a formation.

AMP Distributors Inc. SEZC and AMP Distributors, Inc.

AMP Distributors Inc. SEZC (“AMP SEZC”)(formerly AMP Distributors, Inc.) and AMP Distributors,

Inc. (“AMP FL”) were formed by the Company in June 2011 and July 2012, as a Cayman Islands

company and a Florida corporation respectively.  In April 2013, AMP SEZC filed for a Trade Certificate which was approved in full in May 2013 to begin operations as a Special Economic Zone Company. Fully staffed offices have been established by AMP SEZC in the Cayman Enterprise City. The primary purpose of these entities is to negotiate, execute and administer the set up of overseas operations as well as handling some international sales of MesoCoat's products. AMP SEZC and AMP FL will also be tasked with acquiring equipment and coating materials for the Company’s international transactions. AMP SEZC has acquired a Work Certificate for its General Manager (with over 30 years of experience in the overseas financial services industry) and has also retained Kariola Limited, a consultancy organization, to assist it with technical advice and entry into Asian markets.

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

These issues affect many sectors of the worldwide economy. According to NACE International, the cost of corrosion to the global economy is $2.2 trillion annually, or roughly 3% of the world’s GDP.

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

▪     painting, coating and other methods of surface preparation;

▪     utilizing more expensive corrosion resistant materials;

▪     downtime costs;

▪     larger spare parts inventories; and

▪     increased maintenance costs.

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

▪     Abrasion is the wearing of surfaces by rubbing, grinding, or other types of friction that usually occurs due to metal-to metal contact. It is a scraping, grinding wear that rubs away metal surfaces and can be caused by the scouring action of sand, gravel, slag, earth, and other gritty material.

▪     Cavitation wear results from turbulent flow of liquids that carry small suspended abrasive particles.

▪     Compression is a deformation type of wear caused by heavy static loads or by slowly increasing pressure on metal surfaces. Compression wear causes metal to move and lose dimensional accuracy.

▪     Corrosion wear is the gradual deterioration of unprotected metal surfaces, caused by the effects of the atmosphere, acids, gases, alkalis, etc. This type of wear creates pits and perforations and may eventually dissolve metal parts.

▪     Erosion is the wearing away or destruction of metals and other materials by the abrasive action of water, steam, slurries which carry abrasive materials. Pump parts are subject to this type of wear.

▪     Impact wear is the striking or slamming contact of one object against another and this type of wear causes a battering, pounding type of wear that breaks, splits, and deforms metal surfaces.

▪     Metal–to-Metal wear is a seizing and/or galling type of wear that rips and tears out portions of metal surfaces. It is often caused by metal parts seizing together because of lack of lubrication. It usually occurs when the metals moving together are of the same hardness. Frictional heat promotes this type of wear.

▪     Oxidation is a type of wear causing flaking or crumbling layers of metal surfaces when unprotected metal is exposed to a combination of heat, air and moisture. Rust is an example of oxidation.

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

MesoCoat

PComP™

PComP™ nanoenginered cermet products have few directly comparable competitors. Although there are established thermal spray coating material manufacturers such as Deloro Stellite, Sulzer Metco, Hoganas;

and a few emerging companies like Nanosteel, Integran, Inframat, Xtallic, and Modumetal that offer solutions for corrosion and wear competition, no competitor has yet been able to engineer the combination of properties that MesoCoat has built into its PComP™ product line.

MesoCoat has been able to manufacture a corrosion resistant product that has high strength, hardness, and fracture toughness.  Toughness and hardness are normally inversely proportional characteristics and no other company has been able to reverse the nature of these properties which is what makes the PComP™

products unique in the market place. MesoCoat has also increased the ductility factor in the PComP™

products so basically not only has PComP™ shown to provide a harder coating surface, but the hard objects are able to bend more without breaking.

One good example of how the PComP™ family of products have a competitive edge over existing alternatives is PComP™ W, MesoCoat’s tungsten cobalt carbide replacement solution. PComP™ W exhibits high deposition efficiency and at a Vickers hardness similar to that of tungsten carbide while being stronger than the conventional carbide coatings it is designed to replace. Good toughness tolerates more flexing of the part than other HVOF WC coatings without the usual cracking of the coating. The structure of the PComP™ coatings generally also allow for conventional grinding techniques, eliminating the expensive diamond finishing process needed for conventional materials used in tungsten carbide and cobalt coating solutions.

The PComP™ family of products are expected to fare well among existing competitors on market entry.

CermaCladTM

A handful of large companies cater to this market segment – JSW Steel Co., Voest Alpine and Sulzer-

Metco are heavily involved in the clad plate market with a significant portion of the market share, Butting

GmbH and Cladtek International Pty Ltd. are large participants in the mechanically clad pipe market, and

ProClad Group is important in the metallurgically clad pipe market. Most of the large companies participating in the cladding market have very similar technologies and impact the market mostly on their scale of production (availability), relationships, and price.

Several smaller companies spread across the globe are also involved in this market segment, like Arc

Energy Resources, IODS, High Energy Metals, and Kladarc LLC (acquired by PCC), all of which offer weld overlay services for the oil and gas industry which we believe generate less than $25 million in annual revenues. Other examples include Matrix Wear Technologies, Cladtech Canada, Brospec LP,

Almac, and Clearwater Welding and Fabrication LP all of which offer weld overlay processes to those working in the Canadian oil sands which we believe generate between $15-50 million in revenues. The higher revenues for the Canadian weld overlay companies is primarily due to their presence in Canada where oil sands operations require large amounts of clad pipe and components, and the emphasis is on local shops and faster turnaround times

CermaClad™ is a seamless metallurgical clad product which is cost competitive with existing metallurgically clad products and exhibit better properties in almost every parameter when compared to competing technology.  A superior product and the fact that several multi-billion dollar oil and gas projects across the globe have been delayed due to availability of high-quality clad pipes may facilitate the ready adoption of CermaClad™ clad pipes. Spearheaded by more than trillion dollars of spending to exploit oil and gas reserves, the clad pipe market is expected to increase exponentially over the years leading to an increasing demand-supply gap for clad pipes. Unlike our competition that have to spend

$200 million to $1 billion to set-up new clad pipe/plate manufacturing facilities or expand production capability; the very high productivity of the CermaClad™ technology  and lower equipment costs enables

MesoCoat to set-up clad pipe manufacturing facilities at a much lower capital cost  than competing technologies with similar production capacity. This competitive advantage would permit MesoCoat to set-

up multiple facilities across the globe to serve the regional market and fulfill the growing local content requirements in the Asia Pacific, Middle East, South America, Gulf of Mexico and Africa with significantly lower capital requirements. Even with considering the global shortage of cladding capacity and the endemic quality problems the industry is suffering, the Company believes that it can achieve significant sales without taking any business away from the current participants in the market.

Other specific competitive advantages supported by the application of the CermaClad™ products include:

Time and productivity

▪     Much   higher   material   application   rate   than   weld/laser   cladding,   >100Kg   vs   3-10Kg/hr

application rates.  more scalable for production volume

▪     Capital  investment  significantly  lower  than  mechanical  cladding  or  metallurgical  cladding

(roll bonding) for similar capacity, reducing fixed costs

▪     Ability to provide local content in scalable manner at reasonable capital investment levels

▪     Reduces   lead   times   for   new   capacity   compared   to   current   market,   and   provides   high

scalability  for  market  flexibility.   Potentially  enables  distribution  and  customization  of  pipe for fast-turnaround project needs

▪     CermaClad™  solves  many  industry limitations  for  large  diameter  (14”  diameter  and  up)  and

thick   walled   (more   than   1”   wall   thickness)   where   both   the   mechanically   clad   and

metallurgical clad plate to pipe do not provide an ideal solution.

Performance risk

▪     True  metallurgical  bond  coupled  with  a  smoother  surface  enables  easier  inspection  thus reducing risk of failure

▪     Smoother   surface   enables   ease   in   fluid   flow   reducing   operating   costs   incurred   in

transportation of fluids

▪     Crack-free hard coatings up to 15mm thickness enable performance multiples in hardfacing

▪     Better properties than weld overlay due to lower dilution or dissolution.

▪     Cermaclad™  enables  the  use  of  metallurgically bonded  clad  seamless  pipe,  eliminating  90%

or more of the welds compared to other product offerings.

Cost

▪     Faster  Application  and  high  throughput  lowers  cost  basis  for  metallurgically  bonded  clad product

▪     Technology  allows  the  application  of  thinner  clad  layers,  potentially  enabling  dramatic  cost reduction at sustained margins

▪     High  productivity  and  scalability  can  enable  reduced  lead  times,  reducing  capital  costs  for large projects.

▪     Lower  capital  costs  also  enable  the  set-up  of  regional  clad  pipe  manufacturing  facilities  to meet  the  growing  local  content  requirement,  positioning  us  as  the  preferred  vendor  for  the region and to avoid import duties.

Powdermet

Powdermet’s SComP™ solution addresses a large market need for crash energy management and reduced weight for fuel economy and portability.  Today’s engineered materials market offers nothing like

SComP™ and its closest competition would be engineered honeycomb structures and foamed metals,

neither of which have SComP™’s energy absorption capabilities, metal-like aesthetics and ease of use.

One of the largest benefits of these syntactic metal composites is their ability to absorb energy from impacts and ballistic events through deformation.  Powdermet is aware of one firm, APS, Inc., started by a former employee that offers a similar product. Powdermet’s current development focus for SComP™

products are on scalable processing to reduce costs necessary to enter larger, shorter sell cycle markets, as well as product design and insertion into defense markets which have a long acceptance cycle.  Market competition may come from nanotube companies which are attempting to build energy absorption features using this type of technology but without the same property characteristics as Powdermet’s products, especially in the area of thermal resistance.  SComP™ is expected to fare well when introduced to the commercial market.

General Company Competitive Advantages

The following general factors serve as keys to the Company’s success:

▪     Management  –  A  well-balanced,  experienced  management  team  provides  the  Company  and  its subsidiaries with the guidance and strategic direction to successfully gain market entry.

▪     Products – The Company’s  products represent innovations in multi-billion dollar markets.

▪     Intellectual  Property  –  The  intellectual  property  of  MesoCoat  and  Powdermet  includes  owned

patents,   exclusive   licensing   rights,   and   proprietary   processes   that   make   market   penetration

effective and feasible.

▪     Qualification   and   Testing   –   As   leading   companies   in   multiple   industries   as   well   as   U.S.

government agencies test and qualify MesoCoat and Powdermet’s products, significant barriers to entry are automatically created for potential competitors.

▪     Fundraising  -  As  a  publicly  traded  entity,  the  Company  gains  financing  from  public  equity markets which provide more liquidity and easier access to capital in the fundraising process.

The Company has also constructed the following barriers for potential competitors:

▪     Product development expertise in both MesoCoat and Powdermet;

▪     Exclusive global license for the high density fusion cladding process from Oak Ridge National

Laboratory; and several additional design and utility patents filed by the companies coupled with several product and process trade secrets

▪     Strong product pipeline that would be ready for market in the next 2-3 years;

▪     Strong R&D.

The Company will encounter the following barriers to entry:

▪     American Petroleum Institute (API) certification for its CermaClad™ products. In order to successfully sell to the oil and gas industry, MesoCoat’s coatings must receive official approval and certification, a process that generally requires major oil and gas entities to qualify our products for use, followed by qualification for specific projects. MesoCoat’s Cooperation

Agreement with Petroleo Brasileiro S.A. has demonstrated product suitability at the laboratory scale, and is in the final stages of a prototype clad pipe product qualification. The construction of our Euclid, Ohio 12 meter pipe plant, at a cost of over $6,000,000 (including funding from Joint

Development Agreements (“JDA’s”) and federal grants) and subsequent quality certification of the facility and its products represent the final steps towards entry of this pioneering product in the oil and gas sector.

▪     Market acceptance of MesoCoat’s CermaClad™’ product line that would encourage entry into markets such as the oil sands development in Alberta, Canada. MesoCoat is currently pursuing the establishment of a research and development facility in Alberta, Canada to accelerate the acceptance of its CermaClad™ WR clad pipe and components.

▪     Developing the best product with the best value.

▪     Protecting proprietary technology.

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

MesoCoat Overview

A tremendous need exists today to find better corrosion protection and wear prevention technologies to replace many of the limited life, high cost coating and alloy materials used today to solve operational problems in industrial and infrastructure applications.

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

PComP™

MesoCoat has been working with major fortune 100 clients like Boeing, Caterpillar, B.F. Goodrich, and several OEM's from the oil and gas industry for product insertion into their product lines.  In addition to these large clients which have long sell cycles (2-5 years not atypical), MesoCoat has worked through certified application partners in Alberta, Los Angeles, and Houston to capture short cycle sales and gain initial market share.  MesoCoat has signed a long term production agreement in Alberta, and is in advanced field testing with partners in Houston.  With the robust pipeline of major OEM’s well underway, MesoCoat is now entering the short cycle “job shop” application services (coatings) market in the Midwest, and preparing to launch is PComP™ MB (molybdenum boride) nanocomposite coatings for the metals processing industry.  The company has recently added regional sales forces in western Canada and the Midwest to drive coating application service sales beginning next quarter. Application services will be sold on a “per square inch” basis and pricing will be reflective of market pressures and the volume of work received from each commercial customer. Pricing variables will be taken into consideration for each application service order.

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

CermaClad™

MesoCoat’s market entry plans for Cermaclad™ are to clad the interior diameter of full length oil and gas pipes with corrosion resistance alloys, and initially Alloy 625 and 825 using high productivity

CermaClad™ application technology.   In this market, MesoCoat is qualifying Cermaclad™ 625 and 825 to current industry standards, working with Petrobras and other oil and gas majors to ensure industry acceptance of qualification data as the path to market acceptance.  Due to the large order size for clad pipes, ranging from $2-500+ million per project, successful introduction of CermaClad™ CRA clad pipes is expected to result in an immediate market success.

Management has made sizeable investments in redesigning and miniaturizing the technology to commit to this initial market solution. The new inside diameter HDIR lamp head has now been operating for over a year integrated into a subscale 6-ft CermaClad™ pipe coating system.  Using this prototype cladding system, MesoCoat has completed initial product demonstration and sub-scale prototype development and industry-standard product qualification milestones.  In April, 2013, Mesocoat completed the installation of a full scale production cladding tool to demonstrate full scale manufacturing, with scale-up transition anticipated to be completed by December, 2013.  As part of the full scale manufacturing demonstration,

MesoCoat has completed the construction of a new 11,000 sq ft one-line clad pipe manufacturing facility,

which was completed in April, 2013. The end result is that MesoCoat expects to be able to deliver initial product for qualification with several oil majors in the first quarter of 2014 and expects to begin full-scale manufacturing in a 4-line plant in 2015.  Completion of the full scale product facility and achieving product quality certifications will enable MesoCoat to begin market roll-out and sales of clad pipe to the oil and gas industry.

MesoCoat’s expansion within the market place will be tied to its ability to attract growth capital for project financing to undertake global expansion, or attracting appropriate joint venture partners to build fabrication plants to serve global demand. Given the projected profitability of such plants and the anticipated short payback period anticipated, management foresees no problem attracting interested market partners.

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

Laboratory, which expire on March 15, 2019 and July 30, 2024; and four pending U.S. Patents and three pending global patents, all of which expire in 2030 or after.

Powdermet's patents include: six U.S. Patents, which have expiry dates of May 30, 2020, December 7,

2020, July 12, 2022, August 22, 2022, April 6, 2025 and June 23, 2026; and an exclusively licensed patent from Ultramet Inc., which expires on February 21, 2016,  six pending US patents and two pending international patents.  Powdermet also has trademarks and licenses which it will use to protect its assets as necessary.

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

Employees

As of August 28, 2013 the Company has one employee, five directors, seven advisors, one administrative assistant and five contracted consultants. We use additional consultants, attorneys, and accountants as necessary to assist in the development of our business.

As of August 28, 2013 MesoCoat had 27 employees.

As of August 28, 2013 Powdermet had 19 employees.

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

The Company incurred net losses of $13,545,788 for the period from June 27, 2006 (inception) to May

31, 2013. Since we have been without significant revenue since inception and have only recently transitioned to producing limited revenue, as a result of the business combination with MesoCoat,

historical losses may continue into the future.

The Company has a history of uncertainty about continuing as a going concern.

The Company’s audits for the periods ended May 31, 2013 and 2012 expressed an opinion as to its ability to continue as a going concern as a result of net losses of $13,545,788 since inception and a working capital deficit of $2,222,670 as of May 31, 2013. Unless the Company is able to produce net income over successive future periods its ability to continue as a going concern will be in jeopardy.

The Company requires additional capital funding.

The Company requires additional funds, either through equity offerings, debt placements or joint ventures to develop our operations. Such additional capital will result in dilution to our current shareholders. Our ability to meet long-term financial commitments will depend on future cash. There can be no assurance that any future income will generate sufficient funds to enable us to meet our financial commitments.

The Company’s success is dependent on its ability to commercialize proprietary technologies to the point of generating sufficient revenues to sustain and expand operations.

The Company’s near term future operation is dependent on its ability to commercialize proprietary technologies to produce sufficient revenue to sustain and expand operations. The success of these endeavors will require that sufficient funding be available to assist in the development of its business interests. Currently, the Company’s financial resources are limited, which limitation may slow the pace at which proprietary technologies can be commercialized. Should the Company be unable to improve its financial condition through debt or equity offerings, the ability to successfully advance its business plan will be severely limited.

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

Should the technologies which each of MesoCoat and Powdermet have under development not comply with applicable environmental laws then the Company’s business and financial results could be seriously harmed. Furthermore, changes in legislation and governmental policy could also negatively impact us.

Although we are currently unaware of any introduced or proposed bills, or policy, that might cause us to make specific changes to our operations, no assurance can be given that if new legislation is passed we will be able to make the changes to comport our technologies with future regulatory requirements.

The Company and those entities in which it holds an interest may face liability claims.

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

The elimination of monetary liability against the Company’s directors, officers and employees under

Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against our directors,

officers and employees.

The Company’s certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to us and our stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the us and our stockholders.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

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

MesoCoat maintains 22,000 sq. feet of the research and development space and a 11,000 sq. feet clad pipe manufacturing facility located at 24112 Rockwell Drive, Euclid, Ohio 44117 leased from Powdermet on a sub-lease basis that runs through May 31, 2020. The cost of the sub-lease for MesoCoat is $6,700 paid to

Powdermet per month.

MesoCoat maintains 10,000 sq. feet of research and development space at 34099 Melinz Pkwy, Eastlake,

Ohio 44095. The cost of the lease is $3,750 per month, paid to an unrelated third party and the term runs through February 28, 2014.

ITEM 3.

LEGAL PROCEEDINGS

First Canadian Capital Corp.

The Company and Stratton S.A. (“Stratton”) initiated legal proceedings against First Canadian Capital

Corp. (“First Canadian”) on December 10, 2012, in the Circuit Court of the 6th Judicial Circuit in and For

Pinellas County, Florida. The claim was based on First Canadian’s alleged failure to perform according to the terms of a consulting agreement dated December 1, 2011, pursuant to which First Canadian was to provide services aimed at raising investor awareness, attracting investment and identifying prospective financial parties in exchange for a monthly cash fee and Company shares. On May 8, 2013, the Company and Stratton entered into a settlement agreement with First Canadian pursuant to which 51,000 of the

56,000 shares delivered to First Canadian were cancelled and returned to the Company’s authorized common stock, On June 6, 2013 counsel for the Company and Stratton filed a notice of voluntary dismissal with prejudice of the lawsuit.

Uptick Capital, LLC.

The Company initiated legal proceedings against Uptick Capital, LLC. (“Uptick”) on November 7, 2012,

in the United States District Court for the Southern District of New York Superior Court. The claim is based on Uptick’s alleged failure to perform according to the terms of a consulting agreement dated

November 1, 2010, pursuant to which Uptick was to identify and introduce suitable investors to the

Company in exchange for certain consideration including 60,000 shares. The Company seeks the return of the 60,000 shares delivered which were subsequently sold or in the alternative for a judgment in an amount to be ascertained in excess of $1,000,000 for damages in addition to reasonable attorney’s fees and court costs. The parties are currently in the process of exchanging document disclosure. The

Company believes that is will be successful in the pursuit of its claims.

Paloma Capital Group Ltd.

The Company initiated legal proceedings against Paloma Capital Group Ltd (“Paloma”) on July 2, 2013,

in the Circuit Court in and for Miami-Dade County. The claim is based on Paloma’s failure to perform according to the terms of a consulting agreement dated May 2, 2011, pursuant to which Paloma was to introduce suitable investors to the Company in exchange for certain consideration including 50,000 shares of the Company and 150,000 stock options to purchase shares of the Company. The suit demands the return of the Company shares and the stock options. Paloma is yet to be served with the complaint. The

Company believes it will be successful in the pursuit of its claims.

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

Year

Quarter Ended

High

Low

2013

May 31

$3.50

$2.52

2013

February 29

$2.85

$2.55

2012

November 30

$2.93

$1.46

2012

August 31

$2.45

$1.55

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

Common Stock

As of August 28, 2013, there were 903 shareholders of record holding a total of 64,284,855 shares of fully paid and non-assessable common stock of the 2,500,000,000 shares of common stock, par value

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

Preferred Stock

As of August 28, 2013, there were 50,000,000 shares of preferred stock, par value $0.0001 authorized of which none were outstanding. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

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

Warrants

As of August 28, 2013, there were 2,842,992 warrants outstanding to purchase shares of the Company’s common stock.

Stock Options

As of August 28, 2013, there were 3,880,000 stock options outstanding to purchase shares of our common stock.

Convertible Debt Securities

As of August 28, 2013 we had three debt instruments convertible into the shares of its common stock for an aggregate total of $2,200,000, bearing an interest rate of 5% per annum. The notes are convertible at

$1.00 per conversion unit, which consists of one share of our common stock and one-half share warrant to purchase an additional share at $1.50 per share, with an expiration date of two years following the conversion date. The Company extended the maturity dates for all three debt instruments. The $1,500,000 debt instrument that was due to mature on March 16, 2013 has been extended to September 15, 2014. The

$200,000 debt instrument that was due to mature on June 6, 2013 and been extended to September 15,

2014.The $500,000 debt instrument that was due to mature on July 14, 2013 has been extended to July

13, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under any equity compensation plan.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company has not repurchased any shares of its common stock during the fiscal year ended May 31,

2013 or since that date through August 28, 2013.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 22, 2013, our board of directors authorized the grant of 100,000 stock options with an exercise price of $2.80 per share that expire ten years from the date of grant with vesting in equal one-third increments annually beginning on December 10, 2013, to Andrew C. Hall for consulting services rendered, in reliance upon the exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended (“Securities Act”).

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

On April 13, 2013, our board of directors authorized the issuance of 500,000 restricted common shares and 250,000 share purchase warrants at an exercise price of $1.50 for a period of two years from the date to LLI Trading Limited on the conversion of $500,000 due, comprised of principal and interest, in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the

Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United

States at the time of the offering, and ensuring that the offeree to whom the common shares and warrants were offered was a non-U.S. offeree with an address in a foreign country.

On April 17, 2013, our board of directors authorized the issuance of 145,000 shares of its common stock and 145,000 warrants to purchase 72,500 shares of our common stock at an exercise price of $2.70 until

April 17, 2015 to the following entities and individuals for $2.30 each, or an aggregate of $333,500, and the issuance of 50,000 shares pursuant to the exercise of warrants in reliance upon the exemptions from registration provided by Section 4(2), Regulation D and Regulation S of the Securities Act:

Name

Consideration

Basis

Shares

Warrants

Exemption

Donald Shepard

$23,000

Subscription

10,000

10,000

Reg D/Sec 4(2)

Stratton SA

$310,500

Subscription

135,000

135,000

Reg. S/Sec 4(2)

Thomas Shea

$75,000

Warrant Exercise

50,000

Reg D/Sec. 4(2)

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

On May 29, 2013 our board of directors authorized the issuance of 271,324 shares of its common stock and 135,662 warrants to purchase 135,662 shares of our common stock at an exercise price of $3.00 until

May 29, 2015 to the following entities and individuals for $2.60 each, or an aggregate of $705,440, and the issuance of 205,233 shares pursuant to the exercise of warrants in reliance upon the exemptions from registration provided by Section 4(2), Regulation D and Regulation S of the Securities Act:

Name

Consideration

Basis

Shares      Warrants

Exemption

The   Nielsen   Associates,   aka

$11,600

Services

4,462

2,231

Reg S

The Nielsen Group

Richard A. Beck

$10,400

Subscription

4,000

2,000     Sec. 4(2)/Reg D

Douglas D’Ewart

$26,000

Subscription

10,000

5,000     Sec. 4(2)/Reg D

Steve Ferris

$31,200

Subscription

12,000

6,000     Sec. 4(2)/Reg D

Financial Insights

$26,000

Subscription

10,000

5,000     Sec. 4(2)/Reg D

Ronald Tracy

$26,000

Subscription

10,000

5,000     Sec. 4(2)/Reg D

RedChip Companies, Inc

$22,000

Subscription

8,462

4,231     Sec. 4(2)/Reg D

Maria Eugenia Barroso Rivera

$202,800

Subscription

78,000

39,000     Sec. 4(2)/Reg S

Maria Eugenia Ribot Barroso

$35,100

Subscription

13,500

6,750     Sec. 4(2)/Reg S

Jose Maria Ribot Rodriguez

$101,400

Subscription

39,000

19,500     Sec. 4(2)/Reg S

Jose Maria Ribot Barroso

$202,800

Subscription

78,000

39,000     Sec. 4(2)/Reg S

Eduard Camelo Rosique

$10,140

Subscription

3,900

1,950     Sec. 4(2)/Reg S

Orsa & Company

$11,250     Warrant Exercise

7,500

Sec. 4(2)/Reg D

Mark Sullivan

$86,250     Warrant Exercise      57,500

Sec. 4(2)/Reg D

Stratton SA

$49,099     Warrant Exercise      32,733

Sec. 4(2)/Reg S

Green Chip SA

$37,500     Warrant Exercise      25,000

Sec. 4(2)/Reg S

Kossen Ventures

$123,750     Warrant Exercise      82,500

Sec. 4(2)/Reg S

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

On June 14, 2013, our board of directors authorized the grant of 80,000 stock options with an exercise price of $2.94 per share that expire ten years from the date of grant with vesting in equal one-third increments annually beginning on June 14, 2014, to Richard Burns for services rendered as an employee,

in reliance upon the exemptions from registration provided by Section 4(2) and Regulation D of the

Securities Act of 1933.

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

Tel: (727) 289-0010.

ITEM 6.

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our

consolidated financial statements and the related notes included elsewhere in this Annual Report on Form

10-K. The selected consolidated statements of operation data, balance sheet data and statements of cash flow data as of and for each of the five years in the period ended May 31, 2013, have been derived from the audited consolidated financial statements. The results presented below are not necessarily indicative of financial results to be achieved in future periods.

For the Years Ended May 31,

2013

2012

2011

2010

2009

Statement of Operations Data:

Net revenues

$    1,846,862     $    2,939,428     $

---     $

---     $

---

(Loss) income from operations

(7,223,423)      (1,119,249)      (3,184,984)      (1,606,698)     (354,363)

(Loss) income from continuing operations

(7,223,423)

(1,119,249)

(3,184,984)

(1,606,698)      (354,363)

Net (loss) earnings per share from continuing operations:

Basic

(0.12)

(0.02)

(0.06)

(0.03)

**

Diluted

(0.12)

(0.02

(0.06)

(0.03)

**

** = less than $(0.01) per share

For the Years Ended May 31,

2013

2012

2011

2010

2009

Selected Consolidated Balance Sheet Data:

Cash and cash equivalents

$

233,040     $

859,566     $

---     $

40,564     $

15

Working capital (1)

(2,222,670)

(2,438,854)

(510,867)

(205,399)

(344,019)

Total assets

16,640,284

15,192,030

4,906,889

1,302,759

15,862

Current and long-term debt

5,484,526

3,909,723

1,513,046

81,536

255,037

Total liabilities

7,003,713

4,727,361

1,933,966

293,767

344,104

Total shareholders’ equity

9,636,571

10,464,669

2,972,923

1,008,992

(328,242)

(1)     Working capital is defined as current assets less current liabilities.

For the Years Ended May 31,

2013

2012

2011

2010

2009

Selected Consolidated Statements of Cash Flow Data:

Net cash (used by) development  stage activities

$  (2,940,182)   $      (1,319,285) $

(912,198) $

(609,229) $

(67,964)

Net cash (used in) investing activities

(2,719,490)

(391,509)

(3,804,394)

(1,400,030)

(182,645)

Net cash provided by financing activities

5,033,146

2,570,360

4,676,028

2,049,808

249,758

Net increase (decrease) in cash and cash equivalents

(626,526)

859,566

(40,564)

40,549

(671)

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

The Company’s plan of operation for the coming year is to focus on realizing the commercialization efforts aimed at expanded market entry for PComP™ and CermaClad™ products while continuing research and development efforts to ensure the continuity of our product pipeline. To achieve this success the Company and its subsidiaries during the twelve month period ended May 31, 2013:

  ▪

The Company completed debt and equity financings in the amount of $7,692,378.

  ▪

The Company filed an application to quote its common stock on the NASDAQ Capital Market.

  ▪

The Company added two independent directors to its board of directors, appointed a chief financial officer and principal accounting officer and adopted corporate governance charters.

  ▪

MesoCoat focused its efforts on the continued development of its products.

  ▪

MesoCoat continued negotiations with prospective joint venture partners in parts of the world in which it does not intend to operate independently, such as the Middle East, Germany, Russia and

South Korea.

  ▪

MesoCoat continued negotiations with prospective joint venture partners in respect to the development of technological applications that it does not intend to develop on our own, such as development of laser cladding systems for cladding very smaller diameter tubulars and complex shapes.

  ▪

MesoCoat filled several key employee positions, including those for engineers and a chief operating officer.

  ▪

MesoCoat engaged industry experts as consultants or advisors and collaborated with some of the leading research and development entities in its field, such as the Edison Welding Institute.

  ▪

MesoCoat obtained ISO 9001:2008 and AS9100C certifications for its facilities to ensure the highest standards in quality management.

  ▪

MesoCoat secured a $1 million low interest loan from the State of Ohio to partially fund equipment for the new 11,000 sq. ft CermaClad™ clad piping manufacturing plant in Euclid,

Ohio which opened for testing, research and development in April.

  ▪

MesoCoat expanded marketing efforts that focused on targeted sales of PComP™.

  ▪

MesoCoat secured a $150,000 loan as part of an overall capital budget to increase its PComP™

powder production to meet demand.

  ▪

MesoCoat entered into a memorandum of understanding with Cone S.A. to construct a manufacturing facility in Brazil for lease on a “build to suit” basis.

  ▪

MesoCoat won highly prestigious trade and industry awards such as the ‘Technology Innovation

Award’ from the Wall Street Journal, the ‘Subsea Pipeline Technology of the Year’ from the

Pipelines Industry Guild, the ‘Steel Excellence Award’ from the American Metal Market, and the

‘R&D 100’ award from the R&D Magazine.

  ▪

Powdermet was awarded three grants from Department of Energy, U.S. Army and U.S. Navy for developing advanced nano-dielectric materials for capacitors, advanced composites for airframe bearings, and advanced nanocomposite membranes for batteries.

Subsequent to the twelve month period ended May 31, 2013:

  ▪

MesoCoat incorporated a subsidiary in Indonesia and hired a local country manager, legal counsel and a tax advisory firm.

  ▪

MesoCoat entered into negotiations with PT Kabil Citranusa to lease, with the option to purchase, a parcel of land on Batam for the purpose of constructing a manufacturing facility on a

“build to suit basis”.

  ▪

MesoCoat executed a deposit agreement with Cone S.A. in connection with the construction of a manufacturing facility in Brazil in respect to a lease agreement for a “build to suit” facility.

  ▪

Powdermet formed Terves Inc., to develop and commercialize proprietary reactive materials technology for the shale gas and oil industry.

Results of Operations

Revenues

For the period from June 27, 2006 (inception) until May 31, 2013, the Company realized revenues of

$4,787,886. Revenues for the year ended May 31, 2013 were $1,846,862 as compared to $2,939,428 for the year ended May 31, 2012, a decrease of 63%. Revenues for the two periods can be wholly attributed to the operations of MesoCoat.

Revenue in the current year was derived from commercial revenues of $190,362 as compared to $77,391 in the prior year, contract and grant revenues of $1,656,500 in the current year as compared to $2,098,754 in the prior year, and other income of zero as compared to $763,283 in the prior year. Commercial revenue increased by 246% as MesoCoat continues implementation of its commercial products.  The majority of the increase in commercialized revenue was the result of activity in the last six months. The

21% decrease in contract and grant revenue in the current year over the prior year is due to the reduction in grant applications as MesoCoat focused on developing and commercializing its products. The largest decrease in revenue in the current period when compared to the prior period is in other revenue which was comprised mostly of amounts paid by Petrobras under the terms and conditions of the cooperation agreement.

We expect grant revenue to decrease over the next twelve months as MesoCoat’s government sponsored contracts that commenced late last year are completed. However, we do expect a significant increase in commercial revenue over the next twelve months as MesoCoat implements the PComP™ expansion plan.

Meanwhile, we continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit

For the period from June 27, 2006 (inception) until May 31, 2013, the Company realized a gross profit of

$2,999,615.  Gross profit for the twelve month period ended May 31, 2013 was $1,107,789 compared to

$1,890,230 for the twelve month period ended May 31, 2012, a decrease of 41%. Gross profits in both annual periods can be wholly attributed to the operations of MesoCoat.  Gross profit decreased in the current year over the comparative year as the result of the decrease in other revenue generated under the terms and conditions of the cooperation agreement with Petrobras.

We expect gross profit to decrease over the next twelve months as result of the reduction in grant applications.  This reduction is expected to be offset at an increase margin throughout the year as the

Company expands its PComP™ product line.

Net Losses

For the period from June 27, 2006 (inception) until May 31, 2013, the Company incurred net losses of

$13,545,788.  Net losses for the year ended May 31, 2013 were $7,223,423 compared to a net loss of

$1,119,249 for the year ended May 31, 2012, an increase of 545%.

Net losses in the current year as compared to net losses in the prior year can be attributed to the decrease in revenues which resulted in a $782,441 decrease in gross profit.  In addition, operating expenses increased by $2,494,833 in order to continue the development and implementation of commercial applications.  Other income (expense) changed by $3,982,642 resulting in an additional reduction to net income when compared to the prior year.  Over the prior year other income included among other categories unrealized gain on the MesoCoat acquisition of $1,764,345 and equity gain in Powdermet income of $988,533 versus a loss in the current year of $260,877.  Powdermet’s prior year equity gain was higher since it included a valuation gain in the prior year from the Company acquisition.  The allocation of a non-controlling interest in MesoCoat from the current year to the prior year has increased by $1,155,742 which resulted in an increase in income.

We do not expect to realize net income in the near term as anticipated operational expenses associated most significantly with research and development, consulting, payroll expenses and the depreciation and amortization of existing assets. The increase in expenses are expected to be the direct result of continued

research and development costs associated with the CermClad™ product line in addition to costs anticipated for the building of the planned manufacturing plant in Batam, Indonesia.

Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2014.

Expenses

For the period from June 27, 2006 (inception) until May 31, 2013, the Company incurred operating expenses of $17,809,674.  Operating expenses for the year ended May 31, 2013 was $7,907,865 compared to $5,413,032 the year ended May 31, 2012, an increase of 45%. The increase in operating expenses over the prior year can be attributed to increases in administrative costs, professional fees,

consulting fees, consulting fees to related parties, payroll, depreciation and amortization, and research and development as the Company continues to develop its product for commercial applications.  Research &

development and consulting fees increased by $1,198,579 as the Company continue to focus on development and commercialization of its products.  Stock option expense increased by $516,464 during the current year as the Company continues to expand it management team, directors and advisor.  General

& administrative expense, payroll and professional fees increased by $579,773 as the Company continues the development and commercialization its products including the initially opening of its research and testing manufacturing facility in Euclid, Ohio.

We expect that operating expenses will continue to increase as our aggressive growth strategy over the next five years will require significant increases in personnel and facilities along with significant research and development to ensure that products nearing commercialization are brought to market as quickly and as effectively as possible.

Other Expense/Income

For the period from June 27, 2006 (inception) until May 31, 2013, the Company realized other income of

$192,149. Other expense for the year ended May 31, 2013 was $1,537,279 as compared to other income

of $2,445,363 for the year ended May 31, 2012.   The transition to other expense in the current year over

other income in the prior year can be primarily attributed to unrecognized gain on the acquisition of

MesoCoat of $1,764,345 in the prior comparative year versus none in the current year.  The Company also recorded an equity gain in Powdermet income of $988,533 in the prior year versus a loss in the current year of $260,877.  Powdermet’s prior year equity gain was higher since they included a valuation gain in the prior year from the Company’s acquisition of MesoCoat.

We expect to continue to incur other expense in future periods due to the interest accruing on convertible debt and the anticipated increase in interest on new debentures that are required for future growth.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-

forward and start up costs that will offset any future operating profit.

Capital Expenditures

The Company has spent significant amounts of capital expenditures for the period from June 27, 2006

(inception) to May 31, 2013 which amounted to $8,524,885.   A large portion of these expenditures are

related to plant, property and equipment in the construction of the manufacturing facility in Euclid, Ohio,

minority interest in Powdermet.

Liquidity and Capital Resources

The Company has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of May 31, 2013, the Company had current assets of $475,890 consisting of cash and cash equivalents of $233,040, accounts receivable of $105,523, a note receivable from a related party of $4,500, prepaid expenses of $117,028 and net prepaid deferred finance fees of $15,799.  The Company had total assets of

$16,640,284 consisting of current assets, property, plant and equipment of $5,595,007, patents and licenses of $7,545,163, an assignment agreement of $210,528, an investment in Powdermet of

$2,449,312, and goodwill of $364,384.

As of May 31, 2013, the Company had current liabilities of $2,698,560, consisting of accounts payable of

$890,791, accounts payable to related parties of $251,004, capital leases of $28,006, loans payable of

$965,555, accrued interest of $153,825, loan payable to related parties of $30,000, accrued interest to related party of $1,987 and accrued liabilities of $377,392.  The Company had total liabilities of

$7,003,713 consisting of current liabilities of $2,695,955 and long-term liabilities of $4,307,758. Long-

term liabilities consist of loans payable of $4,241,278 and capital leases of $63,875.

The Company had stockholders’ equity of $9,636,571 and a working capital deficit of $2,222,670 at May

31, 2013.

For the period from June 27, 2006 (inception) to May 31, 2013, the Company’s net cash used in development stage activities was $5,899,317.  Net cash used in development stage activities for the year ended May 31, 2013 was $2,940,182 as compared to $1,319,285 for the year ended May 31, 2012. Net cash used in development stage activities is the result of the current year income plus a number of items that are book expense items which do not affect the total amount relative to actual cash used including depreciation, amortization of discount on debt, stock issued for services and stock option expense offset by equity in investee profit.  Balance sheet accounts that actually affect cash but are not income statement related items and thus are added or deducted to arrive at cash used include accrued liabilities, accounts payable, accrued interest on loans payable, and prepaid expenses offset by changes in accounts receivable.

We expect to continue to generate negative cash flow in operating activities until such time as net losses transition to net income.

For the period from June 27, 2006 (inception) until May 31, 2013, the Company’s net cash used in investing activities was $8,524,885. Net cash used in investing activities for the year ended May 31, 2013,

was $2,719,490 as compared to net cash used in investing activities of $391,509 for the year ended May

31, 2012. Net cash used in investing activities in the current period can be primarily attributed to the purchase of property, plant and equipment, and capitalized patents and licenses.

We expect to continue to generate negative cash flow in investing activities as the Company increases its investment in property, plant and equipment through MesoCoat.

For the period from June 27, 2006 (inception) until May 31, 2013, the Company’s net cash provided by financing activities was $14,657,242. Net cash provided by financing activities for the year ended May

31, 2013 was $5,033,146 as compared to $2,570,360 the year ended May 31, 2012. Net cash provided by financing activities in the current period is attributable to proceeds from the sale of common stock and loans payable, including related party loans, offset by payments on loans payable, including those to related parties, and repayments on capital leases.

We expect to continue to generate positive cash flow from financing activities as the Company seeks new rounds of financing to build its business.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require additional debt or equity financing.

Management to this end initiated private equity placements prior to period end pursuant to which the

Company had raised $5,518,885 during the twelve month period ended May 31, 2013. Nevertheless,

additional capital will be required to meet obligations and needs over the next twelve months. Except for the private equity placements noted, we had no other commitments or arrangements for financing at May

31, 2013, though we continue to pursue a number of prospective sources that include industry or strategic partners, sale of additional equity, the sale of additional equity, the procurement of long term debt,

shareholder loans or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical record of net losses and working capital deficits. Therefore,

despite our efforts we can provide no assurance that the Company will be able to obtain the financing required to meet its stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan titled “The Abakan Inc., 2009 Stock Option Plan” and contractual commitments with all of its officers and directors.

The Company has plans for the purchase of plant or equipment in connection with expansion of the

PComP™ powder production commercial line.   MesoCoat has obtained verbal commitments for future

capital expenditures from the Company to fund any shortfalls (including plant and equipment) in the expansion of the PComP™ powder equipment required for expansion should it not be able to raise funds in the normal course of business.

The Company intends to increase the number of employees engaged by MesoCoat on completion on the

PComP™ product line expansion and upon completion of development and commercialization of the

Cermaclad™ product in the new Euclid, Ohio manufacturing facility.

Off Balance Sheet Arrangements

As of May 31, 2013, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion that refers to our ability to continue as a going concern as a result of net losses of $13,545,788 and a working capital deficit of $2,222,670 as of May 31,

2013. Our ability to continue as a going concern is dependent on realizing net income from operations,

gains on investment, obtaining funding from outside sources or realizing some combination of these objectives. Management’s plan to address the Company’s ability to continue as a going concern includes:

(i) obtaining funding from the private placement of debt or equity; (ii) revenue from operations; (iii)

converting debt to equity; and (iv) obtaining loans and grants from financial or government institutions.

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

 ▪     our anticipated financial performance;

 ▪     uncertainties related to the commercialization of proprietary technologies held by entities in which we have an investment interest;

 ▪     our ability to generate revenue from operations or gains on investments;

 ▪     our ability to raise additional capital to fund cash requirements for operations;

 ▪     the volatility of the stock market; and

 ▪     general economic conditions.

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

Critical Accounting Policies

The notes to the audited financial statements for the Company for the years ended May 31, 2013 and

2012, included in this Form 10-K, discusses those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally (GAAP) accepted in the United States of America.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Interest Rate Risk

We had cash and cash equivalents totaling $233,040, $859,566 and zero as of May 31, 2013, 2012, and

2011, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash deposited in interest bearing accounts. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income, at our current balance levels the change in our interest income will not be material, assuming consistent balance levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the market rates of interest. If the credit markets in the United States changed significantly it could cause a material change in our interest expense and our costs of borrowing.

Foreign Currency Risk

We currently operate primarily in the United States.  As we expand our business outside the United States through foreign subsidiaries, business is largely transacted in non-U.S. dollar currency. Accordingly, we will be subject to exposure from adverse movements in the exchange rates of the local currency.

Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations.

We have not entered into any financial derivative instruments that expose us to material market risk,

including any instruments designed to hedge the impact of foreign currency exposures. We may,

however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of May 31, 2013, our cash and cash equivalents were held in deposits with maturities of three months or less with banks and other financial institutions having credit ratings of  BBB  or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM  8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended May 31, 2013 and 2012 are attached hereto as F-1 through F-66.

Abakan Inc.

(A Development Stage Company)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets for the years ended May 31, 2013 and 2012

F-4

Consolidated Statements of Operations for the years ended May 31, 2013 and 2012, and cumulative amounts from development stage activities (June 27, 2006 (Inception) through May 31, 2013)

F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the period from inception on

June 27, 2006 through May 31, 2013

F-6

Consolidated Statements of Cash Flows for the years ended May 31, 2013 and 2012, and cumulative amounts from development stage activities (June 27, 2006 (Inception) through May 31, 2013)

F-16

Notes to the Consolidated Financial Statements

F-18

SKODA MINOTTI

CPAs, BUSINESS & FINANCIAL ADVISORS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Abakan Inc. (a development stage company)

We   have   audited   the   accompanying   consolidated   balance   sheets   of   Abakan,   Inc.   and   Subsidiaries

(together  the  “Company”)  as  of  May  31,  2013  and  2012,  and  the  related  consolidated  statements  of operations,  stockholders’  equity  (deficit)  and  cash  flows  for  each  of  the  three  years  in  the  period  ended

May 31,  2013  and  for  the  period  from  June  27,  2006  (date  of  inception)  through  May 31,  2013.   We  also

have  audited  the  Company’s  internal  control  over  financial  reporting  as  of  May  31,  2013,  based  on

criteria  established   in  Internal  Control—Integrated  Framework  (1992)   issued  by  the  Committee   of

Sponsoring  Organizations  of  the  Treadway  Commission  (COSO  1992).  The  Company’s  management  is

responsible   for   these   financial   statements,   for   maintaining   effective   internal   control   over   financial

reporting,  and  for  its  assessment  of  the  effectiveness  of  internal  control  over  financial  reporting,  included

in   the   accompanying   Management’s   Report   on   Internal   Control   over   Financial   Reporting.   Our

responsibility  is  to  express  an  opinion  on  these  financial  statements  and  an  opinion  on  the  Company's internal control over financial reporting based on our audits.  We did not audit the financial statements for

the  period  June  27,  2006  (date  of  inception)  through  May  31,  2010.   Those  statements  were  audited  by

other  auditors  whose  report  has  been  furnished  to  us,  and  our  opinion  on  the  statements  of  operations,

stockholders’  equity  (deficit),  and  cash  flows  for  the  period  June  27,  2006  (date  of  inception)  through

May 31,  2013,  insofar as it relates  to the amounts  for  prior  periods  through May 31,  2010, is based solely on the report of the other auditors.

We  conducted  our  audits  in  accordance  with  the  standards  of  the  Public  Company Accounting  Oversight

Board  (United  States).  Those  standards  require  that  we  plan  and  perform  the  audits  to  obtain  reasonable assurance  about  whether  the  financial  statements  are  free  of  material  misstatement  and  whether  effective internal  control  over  financial  reporting  was  maintained  in  all  material  respects.  Our  audits  of  the financial statements included examining,  on a test basis, evidence supporting the amounts and disclosures in  the  financial  statements,  assessing  the  accounting  principles  used  and  significant  estimates  made  by management,  and  evaluating  the  overall  financial  statement  presentation.  Our  audit  of  internal  control over  financial  reporting  included  obtaining  an  understanding  of  internal  control  over  financial  reporting,

assessing  the  risk  that  a  material  weakness  exists,  and  testing  and  evaluating  the  design  and  operating effectiveness  of  internal  control  based  on  the  assessed  risk.  Our  audits  also  included  performing  such other  procedures  as  we  considered  necessary  in  the  circumstances.  We  believe  that  our  audits  provide  a reasonable basis for our opinions.

Cleveland / 6685 Beta Drive, Mayfield Village, Ohio 44143 / ph 440 449 6800 / fx 440 646 1615

Akron / 3875 Embassy Parkway, Suite 200, Fairlawn, Ohio 44333 / ph 330 668 1100 / fx 440 646 1615

Tampa /4301 Anchor Plaza Parkway, Suite 140, Tampa, Florida 33634 /ph 813 288 8826 /fx 813 288 8826

Skoda Minotti / Certified Public Accountants / www.skodaminotti.com

A   company's   internal   control   over   financial   reporting   is   a   process   designed   to   provide   reasonable

assurance  regarding  the  reliability  of  financial  reporting  and  the  preparation  of  financial  statements  for external  purposes  in  accordance  with  generally  accepted  accounting  principles.  A  company's  internal control over  financial reporting  includes  those policies and procedures that  (1) pertain to the maintenance of  records  that,  in  reasonable  detail,  accurately  and  fairly  reflect  the  transactions  and  dispositions  of  the assets  of  the  company;  (2)  provide  reasonable  assurance  that  transactions  are  recorded  as  necessary  to permit  preparation  of  financial  statements  in  accordance  with  generally  accepted  accounting  principles,

and that receipts and expenditures  of the company are being made only in  accordance with authorizations of management  and  directors  of  the  company;  and  (3)  provide  reasonable  assurance  regarding  prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because  of  its  inherent  limitations,  internal  control  over  financial  reporting  may  not  prevent  or  detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that  controls  may become  inadequate  because  of  changes  in  conditions,  or  that  the  degree  of  compliance with the policies or procedures may deteriorate.

In  our  opinion,  the  consolidated  financial  statements  referred  to  above  present  fairly,  in  all  material respects,  the  consolidated  financial  position  of  Abakan,  Inc.  and  Subsidiaries  at  May  31,  2013  and  the

results of the consolidated results of their operations and their cash flows for each of the three years in the

period  ended  May  31,  2013,  in  conformity  with  U.S.  generally  accepted  accounting  principles.   Also  in

our  opinion,  Abakan,  Inc.  and  Subsidiaries  maintained,  in  all  material  respects,  effective  internal  control over financial reporting as of May 31, 2013, based on criteria established in  Internal Control – Integrated

Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a

going  concern.   As  discussed  in  Note  3  to  the  financial  statements,  the  Company  has  incurred  net  losses

since   inception   in   the   amount   of   $13,545,788   and   a   working   capital   deficiency   of   $2,222,670.

Management’s  plans  concerning these  matters  are  also described  in  Note  3.   The  accompanying  financial

statements do not include any adjustments that might result from the outcome of this uncertainty.

Skoda Minotti

Cleveland, Ohio

/s/ Skoda Minotti

Skoda Minotti

Cleveland, Ohio

August 29, 2013

Cleveland / 6685 Beta Drive, Mayfield Village, Ohio 44143 / ph 440 449 6800 / fx 440 646 1615

Akron / 3875 Embassy Parkway, Suite 200, Fairlawn, Ohio 44333 / ph 330 668 1100 / fx 440 646 1615

Tampa /4301 Anchor Plaza Parkway, Suite 140, Tampa, Florida 33634 /ph 813 288 8826 /fx 813 288 8826

Skoda Minotti / Certified Public Accountants / www.skodaminotti.com

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

May 31,

May 31,

2013

2012

ASSETS

Current assets

Cash and cash equivalents

$

233,040     $

859,566

Accounts receivable

105,523

22,854

Note receivable - related parties

4,500

4,500

Prepaid expenses

117,028

183,134

Deferred finance fees, net

15,799

-

Total current assets

475,890

1,070,054

Noncurrent assets

Property, plant and equipment, net (Note 4)

5,595,007

3,021,088

Patents and licenses, net (Note 5)

7,545,163

7,776,315

Assignment agreement - MesoCoat (Note 6)

210,528

250,000

Investment - Powdermet (Note 7)

2,449,312

2,710,189

Goodwill

364,384

364,384

Total Assets

$

16,640,284     $

15,192,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

890,791     $

425,868

Accounts payable - related parties (Note 11)

251,004

80,773

Capital leases - current portion

28,006

42,999

Loans payable, net of discounts of $171,615 and $456,164 (Note 8)

965,555

2,465,165

Accrued interest - loans payable (Note 8)

153,825

183,106

Loan payable- related parties (Note 11)

30,000

-

Accrued interest - related parties (Note 11)

1,987

-

Accrued liabilities

377,392

310,997

Total current liabilities

2,698,560

3,508,908

Non-current liabilities

Loans payable, net of discounts of $444,881and $601,940 (Note 8)

4,241,278

1,146,277

Capital leases - non-current portion

63,875

72,176

Total liabilities

7,003,713

4,727,361

Commitments and contingencies (Note 13)

Stockholders' equity (Note 9)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

authorized, 64,284,855 issued and outstanding - May 31, 2013,

61,465,445 issued and outstanding - May 31, 2012

6,430

6,147

Paid-in capital

20,833,426

13,321,527

Subscription receivable

(76,244)

-

Subscription payable

-

-

Contributed capital

5,050

5,050

Accumulated deficit during the development stage

(13,545,788)

(6,322,365)

7,222,874

7,010,359

Non-controlling interest

2,413,697

3,454,310

Total stockholders' equity

9,636,571

10,464,669

Total liabilities and stockholders' equity

$

16,640,284     $

15,192,030

See accompanying notes to the consolidated financial statements.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED  STATEMENTS OF OPERATIONS

Cumulative amounts

from development

stage activities June

For the years ended

27, 2006 (inception)

May 31,

to

2013

2012

2011

May 31, 2013

Revenues

Commercial

$

190,362      $

77,391      $

-      $

267,753

Contract and grants

1,656,500

2,098,754

-

3,755,254

Other income

-

763,283

-

764,879

1,846,862

2,939,428

-

4,787,886

Cost of revenues

739,073

1,049,198

-

1,788,271

Gross profit

1,107,789

1,890,230

-

2,999,615

Expenses

General and administrative

General and administrative

831,387

625,301

163,562

1,726,654

Professional fees

513,068

246,743

172,504

1,082,869

Professional fees - related parties

60,000

60,000

60,000

225,000

Consulting

1,382,484

928,449

533,876

3,086,779

Consulting - related parties

441,250

306,580

393,900

1,681,230

Payroll and benefits expense

848,798

741,436

190,608

1,847,103

Depreciation and amortization

417,072

302,858

5,790

749,156

Research and development

1,347,190

737,316

-

2,084,506

Impairment of asset

-

-

-

180,000

Stock expense on note conversion

239,120

153,317

195,290

730,097

Stock options expense

1,827,496

1,311,032

964,439

4,416,280

Total expenses

7,907,865

5,413,032

2,679,969

17,809,674

Loss from operations

(6,800,076)

(3,522,802)

2,679,969

(14,810,059)

Other (expense) income

Interest expense:

Interest - loans

(222,134)

(273,117)

(36,000)

(547,879)

Interest - related parties

(773)

(1,118)

(811)

(7,333)

Liquidated damages

-

-

(250,000)

(250,000)

Amortization of discount on debt

(838,289)

(475,374)

(137,490)

(1,451,153)

Total interest expense

(1,061,196)

(749,609)

(424,301)

(2,256,365)

Interest income

3,794

242

2,125

8,165

Loss on debt settlement

-

-

(5,257)

(5,257)

Creditor fee

(235,794)

-

-

(241,051)

Gain on debt settlement

17,715

56,543

200,709

274,967

Gain/ (loss) on sale of assets

(921)

429,717

-

428,796

Unrealized gain on MesoCoat acquisition

-

1,764,345

-

1,764,345

Equity in Powdermet income/ (loss)

(260,877)

988,533

71,656

799,312

Equity in MesoCoat loss

-

(44,408)

(349,947)

(586,020)

Total Other (expense) income

(1,537,279)

2,445,363

(505,015)

192,149

Net (loss) before noncontrolling interest

(8,337,355)

(1,077,439)

(3,184,984)

(14,617,910)

Non-controlling interest in MesoCoat loss

1,113,932

(41,810)

-

1,072,122

Net (loss) attributable to Abakan Inc.

(7,223,423)

(1,119,249)

(3,184,984)

(13,545,788)

Provision for income taxes

-

-

-

-

Net (loss)

$

(7,223,423)      $

(1,119,249)      $

(3,184,984

(13,545,788)

Net (loss) per share - basic

$

(0.12)      $

(0.02)      $

(0.06)

Net (loss) per share - diluted

$

(0.12)      $

(0.02)      $

(0.06)

Weighted average number of common

shares outstanding - basic

62,443,108

59,752,413

57,058,470

Weighted average number of common

shares outstanding - diluted

62,443,108

59,752,413

57,058,470

See accompanying notes to the consolidated financial statements.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT)

Accumulated

Deficit

Non-

During

Total

Contributed

Subscription

Subscription

controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

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

-

70,530

Net (loss) for the period

-

(28,079)

(28,079)

Balance, May 31, 2007

225,565,000      $

22,557      $

55,585

$

-

$

-

-      $

-      $

(28,079)      $

50,063

Net (loss) for the year

(28,993)

(28,993)

Balance, May 31, 2008

(Restated)

225,565,000      $

22,557      $

55,585

$

-

$

-

-      $

-      $

(57,072)      $

21,070

Common Shares cancelled to

directors September 2, 2008

(175,300,000)

(17,531)

17,531

-

-

-

-

-

Contributed Capital

-

-

-

5,050

-

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) - CONTINUED

Accumulated

Deficit

Non-

During

Total

Contributed

Subscription

Subscription

controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Stage

Equity

Balance forwarded, May 31,

$

2010

55,115,000      $

5,511      $

3,018,313

$

5,050      $

(1,750)      $

-      $      -

(2,018,132)      $

1,008,992

Private placement for cash,

closed October 21, 2010 for

-

$0.75 per share

566,667

57

424,943

-

-

-

-

425,000

Debt Converted into stock

October 21, 2010 for $0.82 per

share, including costs of

$37,333

533,333

53

437,280

-

-

-

-

-

437,333

Private placement for cash,

closed October 22, 2010 for

-

$0.75 per share

1,660,000

166

1,244,834

-

-

-

-

1,245,000

Common shares issued for

services on November 16,

-

2010

60,000

6

60,594

-

-

-

-

60,600

Debt Converted into stock

December 10, 2010 for $0.75

per share, including costs of

$23,400

90,000

9

90,891

-

-

-

-

-

90,900

Common shares issued for

services on December 10, 2010

150,000

15

152,985

-

-

-

-

-

153,000

Private placement for cash,

closed January 27, 2011 for

-

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

-

per share

115,000

11

114,989

-

-

-

-

115,000

Common shares issued for

services on May 20, 2011

15,000      $

1      $

18,599

$

-      $

-      $

-      $

-    $

-     $

18,600

May 31, 2011 continued on

following page

See accompanying notes to the consolidated financial statements.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) – CONTINUED

Accumulated

Deficit

Non-

During

Total

Common Stock

Paid-in

Contributed

Subscription

Subscription

controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Stage

Equity

May 31, 2011 continued from

previous page

Private placement for cash, closed

May 25, 2011 for $1.00 per

share

65,465      $

7      $

65,458     $

-   -  $

-

$

-

$

-      $

-      $

65,465

Subscription receivable from

above private placement

-

-

-

-

(65,465)

-

-

(65,465)

Private placement for cash, closed

-

May 26, 2011 for $1.00 per

share

50,000

5

49,995

-

-

-

-

50,000

Debt Converted into stock May

-

29, 2011 for $1.00 per share,

including costs of $15,600

30,000

3

45,597

-

-

-

-

45,600

Private placement for cash, closed

-

May 29, 2011 for $1.00 per

share

100,000

10

99,990

-

-

-

-

100,000

Subscription receivable from

-

above private placement

-

-

-

-

(100,000)

-

-

(100,000)

Debt Converted into stock May

-

31, 2011 for $1.00 per share,

including costs of $114,400

220,000

22

334,378

-

-

-

-

334,400

Subscription receivable write off

-

from December 16, 2009

-

-

-

1,750

-

-

1,750

Beneficial conversion warrant

-

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) – CONTINUED

Accumulated

Deficit

During

Total

Common Stock

Paid-in

Contributed

Subscription

Subscription

Non-controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) – CONTINUED

Accumulated

Deficit

Common Stock

Paid-in

During

Total

Contributed

Subscription

Subscription

Non-controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Stage

Equity

May 31, 2012 continued from

previous page

Private placement for cash, closed

April 25, 2012 for $1.60 per

share

15,625     $

2

$

24,998      $

-

$

-      $

-      $

-

$

-   $

25,000

Private placement for cash, closed

May 29, 2012 for $1.60

50,000

5

79,995

-

-

-

-

-

80,000

Private placement for cash, closed

May 30, 2012 for $1.60 per share

268,750

27

429,973

-

-

-

-

-

430,000

Debt converted into stock May 30,

2012 for $1.60 per share,

including costs of $24,000

40,000

4

87,996

-

-

-

-

-

88,000

Subscription receivables received

from May 25 and 29, 2011

-

-

-

-

165,465

-

-

-

165,465

Purchase of controlling interest

from non-controlling interest on

July 13, 2011

-

-

-

-

-

-

3,412,500

-

3,412,500

Beneficial conversion warrant

valuation for convertible debts

-

-

846,133

-

-

-

-

-

846,133

Stock options expense

-

-

1,312,725

-

-

-

-

-

1,312,725

Net loss for the year

-

-

-

-

-

-

41,810

(1,119,249)

(1,077,439)

Balance May 31, 2012

61,465,445

6,147

13,321,527

5,050

-

-

3,454,310

(6,322,365)

10,464,669

Common shares issued for services

on July 9, 2012 at $2.00 per share

10,000

1

19,999

-

-

-

-

-

20,000

Private placement for cash, closed

July 30, 2012 for $1.75 per share

300,000

30

524,970

-

-

-

-

-

525,000

Common shares issued for services

on June 1, 2012 for services on

May 1, 2012 at $2.61 per share

12,500

1

32,624

-

-

-

-

-

32,625

Common shares issued for services

on June 1, 2012 at $2.22 per

share

12,500

1

23,124

-

-

-

-

-

23,125

Common shares issued for services

on July 1, 2012 at $2.00 per share

12,500

1

24,999

-

-

-

-

25,000

Common shares issued for services

on August 7, 2012 at $1.90 per

share

10,000

1

18,999

-

-

-

-

19,000

May 31, 2013 continued on

following page

See accompanying notes to the consolidated financial statements.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) – CONTINUED

Accumulated

Deficit

During

Total

Common Stock

Paid-in

Contributed

Subscription

Subscription

Non-controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Stage

Equity

May 31, 2013 continued from

previous page

Common shares issued for services on

September 18, 2012 for $1.75 per

share

25,000     $

3

$

42,747      $

-

$

-      $

-

$

-

$

-   $

42,750

Private placement for cash, closed

September 28 , 2012 for $1.75

150,000

15

262,485

-

-

-

-

-

262,500

Private placement for cash, closed

October 18, 2012 for $2.30 per

share

100,000

10

229,990

-

-

-

-

-

230,000

Private placement for cash, closed

November 26, 2012 for $2.30

7,000

1

16,099

-

-

-

-

-

16,100

Common shares issued for services on

November 29, 2012 at $1.70 per

share, including costs of $21,000

20,000

2

54,998

-

-

-

-

-

55,000

Debt converted into stock November

30, 2012 for $2.30 per share,

including costs of $28,000

70,000

7

188,993

-

-

-

-

-

189,000

Accounts payable debt converted into

stock November 30, 2012 for $2.30

per share, including costs of $8,000

20,000

2

53,998

-

-

-

-

-

54,000

Private placement for cash, closed

November 30, 2012 for $2.30 per

-

-

62,718

share including costs of $5,217

25,000

3

62,715

-

-

-

Subscription receivable from above

private placement

-

-

-

-

(27,500)

-

-

(27,500)

Subscription payable deposit against

stock subscription

-

-

-

-

-

12,000

-

-

12,000

Note payable debt converted into stock

November 30, 2012 for $2.30 per

share including costs of $1,223

3,038

1

8,255

-

-

-

-

8,256

Private placement for cash, closed

December 3, 2012 for $2.30 per

share

121,500

12

278,988

-

-

-

-

279,000

Private placement for cash, closed

December 3, 2012 for $2.30

22,000

2

50,598

-

-

(12,000)

-

-

38,600

May 31, 2013 continued on following

page

See accompanying notes to the consolidated financial statements.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) – CONTINUED

Accumulated

Deficit

During

Total

Common Stock

Paid-in

Contributed

Subscription

Subscription

Non-controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Stage

Equity

May 31, 2013 continued from

previous page

Private placement for cash,

closed December 19, 2012 for

$2.30 per share

70,000     $

7

$

160,993      $

-      $

-      $

-

$

-

$

-   $

161,000

Private placement for cash,

closed December 19, 2012 for

$2.30 per share

45,000

5

103,495

-

-

-

-

103,500

Private placement for cash,

closed December 20, 2012 for

$2.30

76,522

8

175,992

-

-

-

-

-

176,000

Subscription receivable from

above private placement

-

-

-

-

(84,000)

-

-

-

(84,000)

Private placement for cash,

closed December 30, 2012 for

$2.30 per share

100,000

10

229,990

-

-

-

-

-

230,000

Common shares issued for

services on January 8, 2013 at

$2.80 per share

21,429

2

59,998

-

-

-

-

-

60,000

Common shares issued for

services on February 21, 2013

at $2.70 per share

20,000

2

53,998

-

-

-

-

-

54,000

Common shares issued for

services on February 21, 2013

at $2.70 per share

10,000

1

26,999

-

-

-

-

-

27,000

Subscription receivables received

from November 30, 2012

-

-

-

-

27,500

-

-

-

27,500

Subscription payable deposit

against stock subscription

-

-

-

-

-

101,200

-

-

101,200

Common shares issued for

services on March 18, 2013 at

$2.80 per share

15,000

2

41,999

-

-

-

-

-

42,000

Common shares issued for raffle

prize on March 18, 2013 at

$2.54 per share

100

0

270

-

-

-

-

-

270

Common shares issued for

services to be rendered on

March 18, 2013 at $2.54 per

share

26,622

2

59,998

-

-

-

-

-

60,000

May 31, 2013 continued on

following page

See accompanying notes to the consolidated financial statements.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) – CONTINUED

Accumulated

Deficit

During

Total

Common Stock

Paid-in

Contributed

Subscription

Subscription

Non-controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Stage

Equity

May 31, 2013 continued from

previous page

Common shares issued for services

to be rendered on March 18,

2013 at $2.52 per share

10,000     $

1

$

25,199      $

-      $

-      $

-

$

-

$

-   $

25,200

Private placement for cash, closed

March 18, 2013 for $2.30 per

share

44,000

4

101,196

-

-

(101,200)

-

-

(0)

Note payable debt converted into

stock March 18, 2013 for $2.30

per share, including costs of

$81,200

232,000

23

614,777

-

-

-

-

-

614,800

Accounts payable debt of $25,000

converted into stock and $96,000

prepaid expenses March 18,

-

2013 for $2.30 per share,

55,000

6

138,595

-

-

-

including costs of $12,100

-

138,600

Accounts payable debt converted

into stock March 25, 2013

including costs of $5,783

16,522

2

43,782

-

-

-

-

-

43,783

Cash exercise of warrants on April

1, 2013 at $1.50 per share

15,000

2

22,499

-

-

-

-

-

22,500

Common shares issued for services

on April 2, 2013 at $2.70 per

share

23,600

2

63,718

-

-

-

-

-

63,720

Private placement for cash, closed

April 10, 2013 at $1.00 per share

10,000

1

22,999

-

-

-

-

-

23,000

Common shares issued for

conversion of convertible debt

on April 13, 2013 at $1.00 per

share

500,000

50

499,950

-

-

-

-

-

500,000

Note payable debt converted into

stock April 15, 2013 for $2.30

per share, including costs of

$47,250

135,000

14

357,737

-

-

-

-

-

357,750

Cash exercise of warrants on April

18, 2013 at $1.50 per share

50,000

5

74,995

-

-

-

-

-

75,000

May 31, 2013 continued on

following page

See accompanying notes to the consolidated financial statements.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) – CONTINUED

Accumulated

Deficit

During

Total

Common Stock

Paid-in

Contributed

Subscription

Subscription

Non-controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Stage

Equity

May 31, 2013 continued from

previous page

Private placement for cash,

closed April 22, 2013 for $2.60

per share

39,000     $

4

$

101,396      $

-      $

-      $

-

$

-

$

-    $

101,400

Private placement for cash,

closed April 23, 2013 for $2.60

per share

78,000

8

202,792

-

-

-

-

-

202,800

Private placement for cash,

closed April 29, 2013 for $2.60

per share

78,000

8

202,792

-

-

-

-

-

202,800

Private placement for cash,

closed April 30, 2013 for $2.60

per share

13,500

1

35,099

-

-

-

-

-

35,100

Cash exercise of warrants on May

7, 2013 at $1.50 per share

7,500

1

11,249

-

-

-

-

-

11,250

Note payable debt converted into

stock May 7, 2013 for $2.60

per share including costs of

$6,800

10,000

1

32,799

-

-

-

-

-

32,800

Private placement for cash,

closed May 9, 2013 for $2.60

per share

12,000

1

31,199

-

-

-

-

-

31,200

Note payable debt converted into

stock May 15, 2013 for $2.60

per share including costs of

$6,000

10,000

1

31,999

-

-

-

-

-

32,000

Cash exercise of warrants on May

17, 2013 at $1.50 per share

32,733

3

49,096

-

-

-

-

-

49,099

Cash exercise of warrants on May

21, 2013 at $1.50 per share

82,500

8

123,742

-

-

-

-

-

123,750

Private placement for cash,

closed May 21, 2013 for $2.60

per share

3,900

0

10,140

-

-

-

-

-

10,140

Cash exercise of warrants on May

29, 2013 at $1.50 per share

82,500

8

123,742

-

-

-

-

-

123,750

Subscription receivable from

above exercise of warrants

-

-

-

-

(67,244)

-

-

-

(67,244)

May 31, 2013 continued on

following page

See accompanying notes to the consolidated financial statements.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFECIT) – CONTINUED

Accumulated

Deficit

During

Total

Common Stock

Paid-in

Contributed

Subscription

Subscription

Non-controlling

Development

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Stage

Equity

May 31, 2013 continued from

previous page

Accounts payable debt converted

into stock May 31, 2013 for

$2.60 per share including costs

of $16,547

26,924     $

3

$

86,546      $

-      $

-      $

-

$

-

$

-     $

86,549

Shares returned and cancelled per

settlement agreement dated

May 8, 2013, at $1.13 per

share

(31,000)

(3)

(35,027)

-

-

-

-

-

(35,030)

Shares returned and cancelled per

settlement agreement dated

May 8, 2013, at $1.18 per

share

(20,000)

(2)

(23,598)

-

-

-

-

-

(23,600)

Subscription receivables received

from December 20, 2012

-

-

-

-

75,000

-

-

-

75,000

Stock options expense

-

-

1,827,496

-

-

-

-

-

1,827,496

MesoCoat stock option expense

allocated to non-controlling

interest

-

-

(73,318)

-

-

-

73,318

-

-

Net loss for the year

-

-

-

-

-

-

(1,113,932)

(7,223,423)

(8,337,355)

Balance, May 31, 2013

64,284,855      $

6,430      $

20,833,426      $

5,050      $

(76,244)      $

-

$

2,413,697     $

(13,545,788)   $

9,636,571

See accompanying notes to the consolidated financial statements.

ABAKAN INC

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOW

Cumulative

Amounts from

Development stage

For the years

Activities

ended

June 27, 2006

May 31,

(inception) to

2013

2012

2011

May 31, 2013

CASH FLOWS FROM DEVELOPMENT STAGE

ACTIVITIES

Net profit/ (loss) before non-controlling interest

$

(8,337,355)      $

(1,077,439)      $

(3,184,384)      $

(14,617,910)

Adjustments to reconcile net (loss) to net

cash provided by (used in) development stage activities:

Depreciation and amortization

417,072

302,858

5,790

749,156

Amortization of discount on debt

838,289

475,374

137,490

1,451,153

Imputed interest on debt

59,343

-

-

59,343

Stock options expense

1,827,496

1,311,032

964,439

4,416,280

Stock expense from  note conversion

239,120

153,317

195,290

730,097

Stock issued for services

415,791

159,250

331,401

1,096,442

Equity in investee (profit)/ loss

260,878

(944,125)

278,292

(213,289)

Unrealized gain on MesoCoat acquisition

-

(1,764,345)

-

(1,764,345)

Gain/ (loss) on sale of capital asset

-

(429,717)

-

(429,717)

Changes in operating assets and liabilities:

Accounts receivable

(82,669)

148,603

-

65,934

Notes receivable - related parties

-

-

4,000

(4,500)

Prepaid expenses

66,106

(166,934)

8,951

(131,181)

Prepaid expenses - related parties

(16,676)

1,485

12,667

(2,524)

Accounts payable

1,150,049

299,070

129,118

1,789,606

Accounts payable - related parties

170,231

1,562

97,073

333,735

Accrued interest - related parties

-

-

-

2,664

Accrued interest - loans payable

(14,251)

104,961

35,847

145,153

66,395

105,763

72,428

244,586

Accrued liabilities

Waste to Energy Group Inc.

-

-

-

180,000

Total adjustments

$

5,397,173

(241,846)      $

2,272,786      $

8,718,593

NET CASH (USED IN) DEVELOPMENT STAGE

ACTIVITIES

(2,940,182)

(1,319,285)

(912,198)

(5,899,317)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, equipment and website

(2,675,328)

(1,073,018)

(4,394)

(3,782,202)

Proceeds from sale of capital assets

921

470,000

-

470,921

MesoCoat - minority interest, net of cash assumed in

business combination

-

1 ,059,764

(2,050,000)

(2,390,266)

Investment in MesoCoat

-

(750,070)

-

(750,070)

Powdermet - minority interest

-

-

(1,650,000)

(1,650,000)

Assignment agreement - MesoCoat

-

-

(100,000)

(100,000)

Capitalized patents and licenses

(45,083)

(98,185)

-

(143,268)

Waste to Energy Group Inc.

-

-

(180,000)

(180,000)

NET CASH PROVIDED BY/ (USED) IN INVESTING

ACTIVITIES

(2,719,490)

(391,509)

(3,804,394)

(8,524,885)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock

3,126,964

1,755,700

1,997,999

9,058,805

Proceeds from loans payable

2,107,292

1,079,485

2,625,769

5,958,579

Payments on loans payable

(207,816)

(375,651)

-

(583,467)

Proceeds from loans payable - related parties

66,200

-

79,680

145,880

Payments on loans payable - related parties

(36,200)

-

(27,420)

(15,137)

Repayments of capital leases

(23,294)

(54,639)

-

(77,933)

Stock issuable

-

-

-

165,465

Proceeds from capital contributed

-

-

-

5,050

NET CASH PROVIDED BY FINANCING

ACTIVITIES

5,033,146

2,570,360

4,676,028

14,657,242

NET INCREASE (DECREASE)  IN CASH AND CASH

EQUIVALENTS

(626,526)

859,566

(40,564)

233,040

CASH AND CASH EQUIVALENTS, BEGINNING OF

-

PERIOD

859,566

-

40,564

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

233,040      $

859,566      $

-      $

233,040

See accompanying notes to the consolidated financial statements.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Supplemental Disclosures:

Cash paid for income taxes

$

-      $

-      $

-      $

-

Cash paid for interest

$

-      $

964      $

-      $

964

Supplemental Non-cash Disclosures:

Notes and accounts payable converted to stock

Accounts payable - related parties

$

(279,255)      $

(188,460)      $

(141,960)      $

(485,226)

Loans payable

(1,607,595)

(567,895)

(625,169)

(2,257,764)

Accrued interest

(13,044)

(7,737)

(4,331)

(17,375)

Notes payable - related parties

-

-

-

(99,515)

Accrued interest - related parties

-

-

-

(9,724)

Common stock

1,976,138

764,092

774,460

2,874,354

Subscription payable

-

-

(3,000)

(3,000)

-

(1,750)

(1,750)

Subscription receivable

(76,244)

$

-      $

-

$

-      $

-

Stock issued for assignment agreement - MesoCoat

Assignment agreement - MesoCoat

$

-      $

-      $

(150,000)      $

(150,000)

Common stock

-

-

(150,000)

150,000

$

-      $

-      $

-      $

-

Capital lease equipment acquired

Property, plant and equipment

$

-      $

126,907      $

-      $

126,907

Capital lease payable

-

(126,907)

126,907

(126,907)

$

-      $

-      $

-      $

-

Non-cash write off of balances

Accounts payable - related parties

$

-      $

-      $

52,030      $

52,030

Loans payable

-

-

(156)

(156)

Accrued interest

-

-

(553)

(553)

Notes payable - related parties

-

-

(52,260)

(52,260)

Accrued interest - related parties

-

-

(811)

(811)

Subscription receivable

-

-

1,750

1,750

$

-      $

-      $

-      $

-

Accounts payable converted to Notes Payable

Accounts payable

155,161

-

-

155,161

Notes payable

(155,161)

-

-

(155,161)

-

-

-

-

Beneficial conversion valuation

Additional paid-in capital

$

-      $

815,669      $

736,576      $

1,241,449

Discount on convertible debts

-

(815,669)

(736,576)

(1,241,449)

$

-      $

-      $

-      $

-

Controlling interest purchase - Mesocoat

Accounts receivable

$

-      $

171,457      $

-      $

171,457

Property and equipment, net

-

1,899,598

-

1,899,598

Patents and licenses, net

-

7,938,206

-

7,938,206

Total assets

-

10,009,261

-

10,009,261

Accounts payable

-

(268,398)

-

(268,398

Capital leases

-

(42,907)

-

(42,907)

Loans Payable and accrued interest

-

(2,233,474)

-

(2,233,474)

Other accrued liabilities

-

(65,545)

-

(65,545)

Total liabilities

-

(2,610,324)

-

(2,610,324)

Net assets

-

7,398,937

-

7,398,937

Noncontrolling interest equity

-

(3,412,500)

-

(3,412,500)

Goodwill

-

364,384

-

364,384

Investment in Mesocoat

-

(1,849,665)

-

(1,849,665)

MesoCoat net assets received

$

-      $

2,501,156      $

-

2,501,156

See accompanying notes to the consolidated financial statements.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

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

MesoCoat (formerly “Powdermet Coating Technologies, Inc.”) was incorporated in Nevada as a wholly owned subsidiary of Powdermet, Inc. (“Powdermet”) on May 18, 2007. Operations began in 2008 and effective March 31, 2008 it was renamed as MesoCoat Inc. Future success of operations is subject to several technical hurdles and risk factors, including satisfactory product development, regulatory approval and market acceptance of MesoCoat’s products and its continued ability to obtain future funding. MesoCoat is currently in the development stage, as operations consist primarily of research and development expenditures, and revenues from planned principal operations that have not yet been realized. MesoCoat has invested heavily in intellectual property, machinery and equipment to initiate the research and development of its core technology. Currently, MesoCoat’s revenue consists of government grants, cooperative reimbursement agreements and commercial contracts.

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

For the years ended May 31, 2013 and 2012

NOTE 1 – BUSINESS - continued

On June 8, 2011, the Company formed a wholly owned subsidiary company named, AMP Distributors,

Ltd. (“AMP Distributors”), a Grand Cayman corporation. In April 2013, AMP SEZC filed for a Trade

Certificate which was approved in full in May 2013 to begin operations as a Special Economic Zone

Company, accordingly we change name from AMP Distributors to AMP SEZC. Fully staffed offices have been established by AMP SEZC in the Cayman Enterprise City. The primary purpose of these entities is to negotiate, execute and administer the set up of overseas operations as well as handling some international sales of MesoCoat's products.

On July 27, 2012, the Company formed a wholly owned subsidiary company named, AMP Distributors,

Inc. (“AMP FL”), a Florida corporation. AMP Distributors was formed to distribute MesoCoat products to consumer markets.

Abakan’s plan of operations is to develop and commercialize their products in advanced coatings and metal formulations markets as a result of its investment in MesoCoat, Inc. (“MesoCoat”) and

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

Concentration in Sales to Few Customers

In the years ended May 31, 2013 and 2012, our government contracts accounted for 90% and 71% of our revenues, respectively. There was no revenue for the year ended May 31, 2011.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Cash in Excess of FDIC Insured Limits

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits.

Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At May

31, 2013 and 2012, we had approximately none and $207,239, respectively, in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Consolidation Policy

The accompanying May 31, 2013 financial statements include the Company’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s ownership of its subsidiaries as of May 31, 2013 is as follows:

Name of Subsidiary

Percentage of Ownership

AMP SEZC (Cayman)

100.00%

AMP Distributors (Florida)

100.00%

MesoCoat, Inc.

52.50%

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

For the years ended May 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2013.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

For the years ended May 31, 2013 and 2012

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

Development Stage Enterprise

At May 31, 2013, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on management's periodic review of accounts,

including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of May 31, 2013 and 2012 management has determined that no allowance for doubtful accounts is required.

Notes Receivable

Notes receivable are stated at face value, plus any accrued interest earned. The Company analyzes each note receivable each period for probability of collectability. Notes are considered in default when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of May 31, 2013 and 2012, management has determined that no occurrence of default exists.

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

For the years ended May 31, 2013 and 2012

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

Indefinite-lived Intangible Assets

In accordance with GAAP, Intellectual Property – Research and Development in the amount of $6,120,200 related to the acquisition of MesoCoat, will not be amortized, and was  reviewed for impairment  starting fiscal year ending May 31, 2013, due to its indefinite life. Indefinite-lived intangible assets are tested for impairment using qualitative analysis and, if necessary, fair value measurement techniques. As of the years ended May 31,

2013 and 2012, no impairment charges were necessary.

Goodwill

In accordance with GAAP, goodwill in the amount of $364,384 related to the acquisition of MesoCoat was evaluated for impairment on an annual basis starting fiscal year ending May 31, 2013.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

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

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $1,347,190, $737,316 and none for the years ended May 31, 2013, 2012 and 2011, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses are included in general and administrative expense in the accompanying statements of operations. Total advertising expenses were

$6,875, $14,376 and $950 for the years ended May 31, 2013, 2012 and 2011, respectively.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of revenues for all periods presented.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-Based Compensation

The Company follows FASB ASC 718-10 and values our employee stock based awards based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10.  The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached in FASB ASC 505-10.

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

2013 and 2012, the Company has not recognized any impairment associated with long lived assets.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

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

As of May 31, 2013 and 2012, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

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

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period of June 27, 2006 (inception) to the year ended May 31, 2013, of $13,545,788, and a working capital deficit of $2,222,670.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to develop additional sources of capital,

and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock, debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

May 31, 2013

May 31, 2012

Machinery and equipment

$

4,227,464

$

427,641

Construction in progress

692,655

2,617,196

Computer equipment and office furniture

47,032

35,369

Leasehold improvements

840,953

53,818

5,808,104

3,134,024

Less accumulated depreciation and amortization

(213,097)

(112,936)

$

5,595,007

$

3,021,088

Depreciation and amortization expense was $100,488, $42,782 and $2,290 for the years ended May 31,

2013, 2012 and 2011, respectively.  The Company recognized a loss of $921 for equipment sold the year ended May 31, 2013.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE  5  –  PATENTS  AND  LICENSES

Patents and licenses consist of the following:

May 31, 2013

May 31, 2012

Patents

$

118,074     $

72,991

Website

21,000

21,000

Intellectual Property Research and Development

6,120,200

6,120,200

Licenses

1,843,200

1,843,200

8,102,474

8,057,391

Less accumulated amortization

(557,311)

(281,076)

$

7,545,163     $

7,776,315

Amortization expense was $276,235, $260,076 and $3,500 for the years ended May 31, 2013, 2012 and

2011, respectively. In the years ended May 31, 2013 and 2012, we have capitalized an additional $45,083 and $98,185, respectively, on patents and licenses, and have begun amortizing those according to our policy.

Future amortization patents and licenses are presented in the table below:

For the years ended May 31,

2014

$

291,152

2015

291,152

2016

291,152

2017

291,152

2018 and beyond

260,355

$

1,424,963

Patent license agreement

The Company has an exclusive commercial patent license agreement with a third party which requires the

Company to invest in the research and development of technology and the market for products by committing to a certain level of personnel hours and $350,000 of expenditures.

The patent license agreement required a total of $50,000 in execution fees which are included in intangible assets. The patent license agreement requires royalty payments equal to 2.5% of net sales of the product sold by the Company beginning after the first commercial sale. For the first calendar year after the achievement of a certain milestone and the following two calendar years during the term of the agreement, the Company will pay a minimum annual royalty payment of $10,000, $15,000 and $20,000 respectively. During the year ended May 31, 2013, $19,742 of royalty payments were made.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

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

May 31, 2011, the Company completed the transfer of consideration and assumed all rights to the agreement.  We commenced amortization on June 1, 2012, over the remaining term of 76 months, and have recorded $39,472, none and none in amortization expense as of the year ended May 31, 2013, 2012 and 2011, respectively.

NOTE 7 – INVESTMENT IN NON-CONTROLLING INTEREST

Powdermet, Inc.

The Company purchased a forty one percent (41%) interest in Powdermet, Inc. (“Powdermet”), on June

28, 2010 from Kennametal in exchange for one million six hundred fifty thousand dollars ($1,650,000).

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

Investment balance, May 31, 2011

$

1,721,656

Equity in profit for year ended May 31, 2012

988,533

Investment balance, May 31, 2012

$

2,710,189

Equity in loss for the year ended May 31, 2013

(260,877)

Investment balance, May 31, 2013

$

2,449,312

Powdermet’s ownership in MesoCoat was diluted when the Company exercised its initial option to purchase 86,156 shares of common stock from MesoCoat. Powdermet’s ownership in MesoCoat as of

May 31, 2013 and 2012 is 47.50%.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 7 – INVESTMENT IN NON-CONTROLLING INTEREST - CONTINUED

Powdermet, Inc.- continued

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet Inc.

For the year ended

For the year ended

May 31, 2013

May 31, 2012

Equity Percentage

41%

41%

Condensed income statement information:

Total revenues

$

2,178,117     $     $

2,053,959

Total cost of revenues

1,188,988

941,441

Gross margin

1,042,264

1,112,518

Total expenses

(946,873)

(1,055,386)

Other income/ (expense)

(1,057,278)

3,515,113

Provision (for) benefit from income taxes

378,737

(1,161,190)

Net profit (loss)

$

(636,285)     $     $

2,411,055

Company’s equity in net profit

$

(260,877)      $    $

988,533

Condensed balance sheet information:

May 31, 2013

May 31, 2012

Total current assets

$

533,168    $     $

578,725

Total non-current assets

3,080,248

4,234,600

Total assets

$

3,613,416    $     $

4,813,325

Total current liabilities

$

260,897    $     $

395,614

Total non-current liabilities

1,676,463

2,105,370

Total equity

1,676,056

2,312,341

Total liabilities and equity

$

3,613,416    $     $

4,813,325

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 8 – LOANS PAYABLE

As of May 31, 2013 and 2012, the loans payable balance was comprised of:

Description

May 31, 2013

May 31, 2012

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

$

-     $

400,231

on April 13, 2013. The note is shown net of a discount of $-0- and $99,769, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 30.19%.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

1,500,000

1,214,917

on September 15, 2015. The note is shown net of a discount of $-0- and $285,083,

respectively, attributable to the beneficial conversion feature, and an effective interest rate of

31.19%.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

175,163

38,531

on September 15, 2015. The note is shown net of a discount of $24,837 and $161,469,

respectively,  attributable to the beneficial conversion feature, and an effective interest rate of

175.84%.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

387,473

70,671

on July 14, 2013. The note is shown net of a discount of $112,527 and $429,329, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 142.77%.

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

1,000,000

-

per annum for years two – seven.

Uncollateralized demand note to a related entity bearing 8% interest per annum

30,000

-

Convertible demand note to an unrelated  entity bearing 7.5% imputed interest per annum

48,228

56,043

which matures on July 10, 2018.

Uncollateralized notes to an unrelated entity bearing 8% interest per annum, matures on

405,877

-

September 15, 2014

Capital leases payable to various vendors expiring in various years through September 2016;

91,881

115,175

collateralized by certain equipment with a cost of $205,157.

Uncollateralized demand note to an unrelated entity for royalties shown net of discount of

1,576,892

1,717,546

$23,108 and $82,454, respectively

5,328,714     $

3,726,617

Less current liabilities

1,023,561

2,508,164

Total long term liabilities

$

4,305,153     $

1,218,453

We also owed $155,812 and $183,106 in accrued interest for the above notes as of May 31, 2013 and

2012, respectively. We also amortized $838,289, $475,374 and $137,490 in discount on debt as of May

31, 2013, 2012 and 2011, respectively.

As of May 31, 2013 and 2012, we had no restrictive covenants attached to any of the above referenced notes except for the $1,000,000 Development Loan which requires MesoCoat to create or maintain 46 jobs by the 3rd anniversary date of the completion of the project in Euclid, Ohio. If the 46 jobs are not created or maintained by such date, the interest rate will increase from 7% to 10% per annum.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 8 – LOANS PAYABLE – CONTINUED

Future maturity of our notes payable is presented in the table below:

For the years ended May 31,

2014

$      1,023,561

2015

3,056,282

2016

588,010

2017

193,126

2018 and beyond

467,735

$   5,328,714

Development Loan - MesoCoat

On October 2, 2012 we began drawing against a development loan from the State of Ohio with a maximum amount of $1,000,000, and bearing an interest rate of one percent the first year after the disbursement date, and then for years two through seven, the interest rate is seven percent. On October 2,

2012, we received our first payout from this loan of $584,066.  We received three additional draws on

October 5, 2012, February 7, 2013, and April 30, 2013 of $316,477, $69,441, and $30,016, respectively,

for a total of $1,000,000. The loan is to be repaid over seven years, and is collateralized by the project equipment, one CermaClad system and automated pipe blasting equipment, and all inventory, equipment,

all fixtures, all intangibles and accounts receivables owned by MesoCoat.

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

On April 13, 2013, we converted $500,000 of the above debentures into shares of our common stock as part of the private placements completed in the year ended May 31, 2013 (Note 9).  The $1,500,000 convertible debenture was extended to September 15, 2014.

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

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 8 – LOANS PAYABLE – CONTINUED

Convertible Debentures – 2011 - continued

March 17 and April 13, 2011

Expected volatility (based on historical

178.10%

volatility)

Expected dividends

0.00

Expected term in years

2.0

Risk-free rate

0.95%

In accordance with FASB ASC 470-20-55-32, we are amortizing this amount using the effective interest method over the life of the notes payable of 24 months. For the years ended May 31, 2013, 2012 and

2011, we have recorded $384,852, $214,234 and $137,490, respectively, in amortization of discount on debt and are reflected as a component of interest expense in our statement of operations. The remaining aggregate total of none and $384,852 for the years ended May 31, 2014 and 2013, respectively, will be amortized over the remaining life of the notes.

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

On February 20, 2012, we converted $146,665 of the above debentures that was due on August 29, 2013 into shares of our common stock

as part of the private placements completed in the year ended May 31, 2012 (Note 9). As part of this conversion the note holder also converted $3,748 of accrued interest, and expensed the remaining amount of $110,255 from the related discount on debt.

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

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 8 – LOANS PAYABLE – CONTINUED

Convertible Debentures – 2012 - continued

June 7, 2011

July 14 2011

August 29, 2011

Expected volatility (based on historical

170.29%

170.29%

170.29%

volatility)

Expected dividends

0.00

0.00

0.00

Expected term in years

2.0

2.0

2.0

Risk-free rate

0.39%

0.38%

0.20%

In accordance with FASB ASC 835-30-35-2, we are amortizing discounts of debt using the effective interest method over the life of the notes payable of 24 months. For the years ended May 31, 2013, 2012 and 2011, we have recorded $453,434, $224,872 and none, respectively, in amortization of discount on debt and are reflected as a component of interest expense in our statement of operations. The remaining aggregate total of $137,364 and $590,798 for the years ended May 31, 2014 and 2013, respectively, will be amortized over the remaining life of the notes.

Convertible Debt Note Extensions

The Company extended two of the above convertible notes, $1,500,000 and $200,000, to September 15,

2014 that were due to mature on March 16, 2013 and June 7, 2013, respectively.  The accrued interest on both notes and a creditor fee was placed into a new $405,877 note bearing interest at 8% and will mature on September 15, 2014. In addition to the extension date, certain force conversion options were modified on each of the original notes.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

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

Common Stock Issuances

Private placements

For the years ended May 31, 2013 and 2012, we issued the following shares:

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

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – CONTINUED

Common Stock Issuances - continued

Private placements - continued

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

For the years ended May 31, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – CONTINUED

Common Stock Issuances - continued

Private placements - continued

On November 26, 2012, we closed a private placement for $16,100, or 7,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $16,100.

On November 30, 2012, we closed a private placement for $62,715, or 25,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two  years from the closing. In connection with this placement we had no offering costs for a net of $5,217.

On December 3, 2012, we closed two private placements for a total of $279,000, or 121,500 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $279,000.

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

For the years ended May 31, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – CONTINUED

Common Stock Issuances - continued

Private placements - continued

On March 18, 2013, we closed a private placement for $101,200, or 44,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $101,200.

On April 1, 2013, we issued 15,000 shares of our common stock for $1.50 per share, to a warrant holder exercising previously issued warrants for a total of $22,500.

On April 10, 2013, we closed a private placement for $23,000 or 10,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $23,000.

On April 18, 2013, we issued 50,000 shares of our common stock for $1.50 per share, to a warrant holder exercising previously issued warrants for a total of $75,000.

On April 22, 2013, we closed a private placement for $101,400 or 39,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $3.00 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $101,400.

On April 23, 2013, we closed a private placement for $202,800 or 78,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $3.00 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $202,800.

On April 29, 2013, we closed a private placement for $202,800 or 78,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $3.00 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $202,800.

On April 30, 2013, we closed a private placement for $35,100 or 13,500 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $3.00 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $35,100.

On May 7, 2013, we issued 7,500 shares of our common stock for $1.50 per share, to a warrant holder exercising previously issued warrants for a total of $11,250.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – CONTINUED

Common Stock Issuances - continued

Private placements - continued

On May 9, 2013, we closed a private placement for $31,200 or 12,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock,

with a purchase price of $3.00 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $31,200.

On May 17, 2013, we issued 32,733 shares of our common stock for $1.50 per share, to a warrant holder exercising previously issued warrants for a total of $49,099.

On May 21, 2013, we issued 82,500 shares of our common stock for $1.50 per share, to a warrant holder exercising previously issued warrants for a total of $123,750.

On May 21, 2013, we closed a private placement for $10,140 or 3,900 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock,

with a purchase price of $3.00 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $10,140.

On May 29, 2013, we issued 82,500 shares of our common stock for $1.50 per share, to a warrant holder exercising previously issued warrants for a total of $123,750.

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

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – CONTINUED

Common Stock Issuances - continued

Conversion of debt to shares - continued

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

On November 30, 2012, we converted several accounts payable for $30,000, or 13,043 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two  years from the closing. In connection with this placement we incurred stock expense on conversion of $5,217.

On February 21, 2013, we converted accounts payables due to related party for $54,000, or 20,000 units consisting of one share of our restricted common stock. In connection with this placement we did not incurred any stock expense.

On March 18, 2013, we converted several debt obligations for $660,100, or 287,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two  years from the closing. In connection with this placement we incurred stock expense on conversion of $93,300.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – CONTINUED

Common Stock Issuances - continued

Conversion of debt to shares - continued

On March 25, 2013, we converted several accounts payables for $38,000, or 16,522 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two  years from the closing. In connection with this placement we incurred stock expense on conversion of $5,783.

On April 13, 2013, we converted one of our convertible debentures for $500,000 to 500,000 shares of our restricted common stock with a conversion price of $1.00 per share.  As part of the original convertible debenture agreement, the holder received one-half common stock warrant to purchase shares of our common stock upon conversion, with a purchase price of $1.25 per share and an expiration date of two years from the closing.

On April 15, 2013, we converted several debt obligations for $310,500, or 135,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two  years from the closing. In connection with this placement we incurred stock expense on conversion of $47,250.

On May 7, 2013, we converted a note payable for $26,000, or 10,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock,

with a purchase price of $3.00 per share and an expiration date of two years from the closing. In connection with this placement we incurred stock expense on conversion of $6,800.

On May 15, 2013, we converted a note payable for $26,000, or 10,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock,

with a purchase price of $3.00 per share and an expiration date of two years from the closing. In connection with this placement we incurred stock expense on conversion of $6,000.

On May 31, 2013, we converted several debt obligations for $70,002, or 26,924 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $3.00 per share and an expiration date of two  years from the closing. In connection with this placement we incurred stock expense on conversion of $16,547.

Share based compensation

For the years ended May 31, 2013 and 2012, we issued the following shares for compensation:

On June 29, 2011, we issued 50,000 shares of our common stock for services performed valued at

$76,000.

On December 2, 2011, we issued 20,000 shares of our common stock for services performed valued at

$23,600.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – CONTINUED

Common Stock Issuances - continued

Share based compensation - continued

On February 20, 2012, we issued 20,000 shares of our common stock for services performed valued at

$20,600.

On March 20, 2012, we issued 27,500 shares of our common stock for services performed valued at

$39,050.

On June 1, 2012, we issued 12,500 shares of our common stock for services performed valued at $32,625.

On August 20, 2012, we issued 12,500 shares of our common stock for services performed valued at

$23,125.

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

$55,000, including costs of $21,000.

On January 8, 2013, we issued 21,429 shares of our common stock for services performed valued at

$60,000.

On February 21, 2013, we issued 10,000 shares of our common stock for future services to be performed valued at $27,000.

On March 18, 2013, we issued 15,000 shares of our common stock for future services performed valued at $42,000.

On March 18, 2013, we issued 100 shares of our common stock for a raffle prize valued at $270.

On March 18, 2013, we issued 33,622 shares of our common stock for future services to be performed valued at $85,200.

On April 2, 2013, we issued 23,600 shares of our common stock for future services performed valued at

$63,720.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – CONTINUED

Share returned and cancelled

On May 8, 2013, we received back to the Treasury 31,000 shares of our common stock that were issued for consulting services and the services were never performed valued at $35,030. Subsequently these shares were cancelled.

On May 8, 2013, we received back to the Treasury 20,000 shares of our common stock that were issued for consulting services and the services were never performed valued at $23,600. Subsequently these shares were cancelled.

Common Stock Warrants

In connection with the above private placement we valued the common stock warrants granted during the year ended May 31, 2013, using the Black-Scholes model with the following assumptions:

July 30,

September

October

November

November

December 3,

2012

28, 2012

18, 2012

26, 2012

30, 2012

2012

Expected volatility

102.68%

89.29%

89.62%

81.57%

81.63%

81.48%

(based on historical

volatility)

Expected dividends

0.00

0.00

0.00

0.00

0.00

0.00

Expected term in years

2.00

2.00

2.00

2.00

2.00

2.00

Risk-free rate

0.23%

0.23%

0.29%

0.27%

0.25%

0.25%

December

December

February

March

April 4,

May 5,8,

7, 8, 18, 19,

30, 2012

18, 2013

18,22,25,

7, 10, 23,

9, 10,

and 20,

2013

29, 2013

15, 31,

2012

2013

Expected volatility

81.34%

81.46%

80.17%

79.48% -

79.45% -

73.16 -

(based on historical

79.53%

79.63%

79.45%

volatility)

Expected dividends

0.00

0.00

0.00

0.00

0.00

0.00

Expected term in years

2.00

2.00

2.00

2.00

2.00

2.00

Risk-free rate

0.25 –

0.25%

0.24%

0.24-

0.20 –

0.20% -

.28%

.26%

0.24%

0.30%

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

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – CONTINUED

Common Stock Warrants - continued

A summary of the common stock warrants granted during the years ended May 31, 2013 and May 31,

2012 are presented below:

Weighted

Weighted

Average

Average

Remaining

Number of

Exercise

Contractual

Warrants

Price

Terms (In Years)

Balance at June 1, 2011

2,670,233

$

0.85

Granted

1,696,063

1.67

Exercised

-

-

Forfeited or expired

(2,300,000)

0.75

Balance at May 31, 2012

2,066,296

$

1.64

2.00 years

Exercisable at May 31, 2012

2,066,296

$

1.64

2.00 years

Weighted average fair value of

warrants granted during the year

ended May 31, 2012

$

1.64

Balance at June 1, 2012

2,066,296

$

1.64

Granted

1,186,934

2.35

Exercised

(270,233)

1.50

Forfeited or expired

(140,005)

1.50

Balance at May 31, 2013

2,842,992

$

1.80

2.00 years

Exercisable at May 31, 2013

2,842,992

$

1.80

2.00 years

Weighted average fair value of

warrants granted during the year ended

May 31, 2013

$

2.35

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 9 – STOCKHOLDERS' EQUITY – CONTINUED

Common Stock Warrants - continued

The following table summarizes information about the warrants outstanding at May 31, 2013:

Warrants Exercisable

Weighted

Weighted

Range of

Number

Weighted Average

Average

Number

Average

Exercise

Outstanding at

Remaining

Exercise

Exercisable at

Exercise

Price

May31, 2013

Contractual Life

Price

May 31, 2013

Price

$

1.25

1,306,595

2.00 Years

$

1.25

$

1,306,595     $

1.25

$

1.50

250,000

2.00 Years

$

1.50

$

250,000     $

1.50

$

2.00

574,463

2.00 Years

$

2.00

$

574,463     $

2.00

$

2.70

576,272

2.00 Years

$

2.70

$

576,272     $

2.70

$

3.00

135,662

2.00 Years

$

3.00

$

135,662     $

3.00

2,842,992

2.00 Years

$

1.80

$

2,842,992     $

1.80

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 10 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the years ended May 31, 2013 and 2012 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the years ended May 31, 2013 and 2012 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares,

which are determined as follows:

For the year ended

For the year ended

May 31, 2013

May 31, 2012

Net earnings from operations

$

(7,223,423)

$

(1,119,249)

Weighted-average common shares

62,443,108

59,752,413

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

62,443,108

59,752,413

Net earnings per share from operations:

Basic

$

(0.12)

$

(0.02)

Diluted

$

(0.12)

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

For the year ended May

For the year ended May 31,

31, 2013

2012

Common Stock Equivalents:

Warrants

2,842,992

2,066,296

Options to purchase common stock

3,800,000

5,160,000

Total of Common Stock Equivalents:

6,642,992

7,226,296

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

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

On February 21, 2013, we appointed a new member to our Board of Advisors and agreed to pay up to

$5,000 and 10,000 restricted shares for services rendered through April 30, 2013.    Thereafter we agreed

to pay him $3,000 per month for his services through February 28, 2015.  We also granted him 15,000 stock options for his services.  The stock options have an exercise price of $2.70 per share of common stock, and expire ten years from the date of grant. These options vest in equal one-third parts beginning on March 1, 2013, and every year for the next two years. The term of the Board of Advisors Agreement will be in force until February 28, 2015.  We also agreed to reimburse the advisor for all reasonable business expenses. As of May 31, 2013, we owed this advisor $3,000.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 11 – RELATED PARTY TRANSACTIONS – CONTINUED

Board of Advisors-continued

On March 22, 2013, we appointed a new member to our Board of Advisors and agreed to grant him

100,000 stock options for his services.  The stock options have an exercise price of $2.80 per share of common stock, and expire ten years from the date of grant. These options vest in equal one-third parts beginning on December 10, 2013, and every year for the next two years. The term of the Board of

Advisors Agreement will be in force until March 22, 2015.  We also agreed to reimburse the advisor for all reasonable business expenses. As of May 31, 2013, we owed this advisor $20,250.

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

This agreement will be in force until May 31, 2015, unless terminated with a sixty day notice. We also agreed to reimburse the new director for all reasonable business expenses. The director resigned on

December 5, 2012 and accepted the chief financial officer position of the Company.

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

We also agreed to reimburse the new director for all reasonable business expenses. As of May 31, 2013,

we owed this advisor $3,000.

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

Governance and Nominating Committee be compensated for attending Board or Committee meetings in the amount of $750.  It was also agreed that the Company shall compensate the director which is the Head of the Compensation, Compliance and Nominating Committees $5,000 per annum and issue 20,000 restricted shares which were issued on February 21, 2013.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 11 – RELATED PARTY TRANSACTIONS – CONTINUED

Employment agreement

On December 5, 2012, we entered into an employment agreement commencing December 10, 2012 with a related individual to perform duties as our Chief Financial Officer.  The individual was a prior director and resigned the effective date of this agreement.  The employee retained previously issued stock options. The terms of the employment agreement are $16,000 per month salary of which a portion is deferred. The employment agreement will end on December 31, 2015 at which time it can be renewed for 2 one year periods.  In the event that this agreement is terminated, the employee may be eligible for severance pay based upon the length of employment. The employee was granted 125,000 stock options with an exercise price of $2.61 per share; they will vest equally over 3 years beginning December 9,

2013. The employee was also given a retention award to be paid $20,000 in common shares the month following the anniversary date of his employment. For the year ended May 31, 2013 we expensed

$19,000 in connection with these contracts and are included in professional fees – related party, and

$86,308 in Payroll and benefits expense. As of May 31, 2013 we owed $11,064 included in accounts payable - related party.

Consulting Agreements

On December 1, 2009 we entered into an agreement with a related individual to provide bookkeeping services. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by her in the performance of her duties, and was in effect until December 1, 2010. The consultant was also granted 100,000 stock options with an exercise price of $0.60 per share; they will vest equally over 2 years and the first third was vested upon signing. On April 1, 2010, we entered into an amended agreement with the same related individual to provide bookkeeping services. The terms of the amended consulting agreement are $5,000 per month payable in consulting fees and reimbursement for all reasonable business expenses incurred in the performance of her duties effective until April 1, 2011. The agreement also had a provision to automatically renew for subsequent annual terms unless terminated in writing by either party. For the years ended May 31, 2013 and 2012, we expensed $60,000 and $60,000,

respectively, in connection with these contracts and are included in professional fees – related party. As of May 31, 2013 and 2012, we owed $5,000 and $4,751, respectively, included in accounts payable -

related party.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 11 – RELATED PARTY TRANSACTIONS – CONTINUED

Consulting Agreements - continued

On April 26, 2010, we entered into an employment agreement with a related individual to perform the duties of Vice President – Pipeline Coating Sales. The terms of the employment agreement were $6,000 per month payable in consulting fees, with increases payable with the attaining of certain milestones of performance, and reimbursement to the employee for all reasonable business expenses incurred by him in the performance of his duties, and which was in effect until March 31, 2013. The employee was also granted 400,000 stock options with an exercise price of $0.60 per share; they will vest equally over 3 years, beginning April 26, 2011 and continuing on the anniversary date of signing (see Note 12). For the year ended May 31, 2013 and 2012, we expensed none and $90,000, respectively, in connection with this contract and are included in payroll and benefits expense.  On March 23, 2012, his employment agreement was terminated.

As of May 31, 2013 and 2012, we have recorded an accrued liability of $107,400 and $85,633,

respectively.

On August 20, 2010, we entered into a consulting agreement commencing August 1, 2010 with a related individual to perform duties as our Chief Financial Officer. On May 11, 2011, this individual resigned his position as Chief Financial Officer. Effective May 10, 2011, this agreement was amended to change the consultant’s role from Chief Financial Officer to general consultant, and all other provisions remain the same.  The terms of the consulting agreement are $8,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by him in the performance of his duties, and which was in effect until July 31, 2012. The consultant was also granted

200,000 stock options with an exercise price of $0.65 per share; they will vest equally over 3 years (see

Note 12). For the years ended May 31, 2013 and 2012, we expensed $96,000 and $96,000, respectively,

in connection with this contract and are included in consulting – related party. As of May 31, 2013 and

2012, we owed $63,310 and $7,292, respectively, and is included in accounts payable - related party.

On May 1, 2011, we entered into a consulting agreement with a related individual to perform the duties of Vice President – Business Development and a Director of the Company. The terms of the consulting agreement are $5,000 per month payable in consulting fees, and reimbursement to the consultant for all reasonable business expenses incurred by him in the performance of his duties, and which was in effect until April 30, 2013, and was not renewed. For the years ended May 31, 2013 and 2012, we expensed

$55,000 and $60,000, respectively, in connection with this contract and are included in consulting –

related party. As of May 31, 2013 and 2012, we have recorded a liability of $107,400 and $56,243,

respectively and is included in accounts payable - related party.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 11 – RELATED PARTY TRANSACTIONS – CONTINUED

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

31, 2013 and 2012, we expensed $30,000 and $30,000, respectively, in connection with this contract and are included in consulting – related party. As of May 31, 2013 and 2012, we owed $5,623 and none,

respectively, and is included in accounts payable - related party.

On May 5, 2011, we entered into an employment agreement commencing May 1, 2011 with a related individual to perform duties as our Chief Financial Officer. The terms of the employment agreement are

$10,000 per month salary, a car reimbursement of $500 per month and reimbursement to the employee for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until April 30, 2013. The employee was also granted 400,000 stock options with an exercise price of $1.00 per share; they will vest equally over 3 years (see Note 12). The employee was also granted a stock signing bonus of 60,000 shares of our common stock (Note 9) valued at $49,200 and is reflected in consulting- related party. For the years ended May 31, 2013 and 2012, we expensed none and

$56,262, in connection with this contract and is included in payroll and benefits expense. As of May 31,

2013 and 2012 we owed $0 to this employee. On October 24, 2011, this individual resigned his position as Chief Financial Officer, this agreement was discontinued, and he forfeited the 400,000 stock options granted to him and received in settlement 100,000 vested stock options as part of this agreement.

On June 1, 2011, we entered into a consulting agreement commencing June 1, 2011, with a related individual to provide services as our Chief Executive Officer. The terms of the consulting agreement are the consultant will be paid $10,000 per month. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties, and will be in effect until June 1, 2012. For the year ended May 31, 2013 and 2012, we expensed $120,000 and $120,000,

respectively, in connection with this contract, which amount is included in consulting – related party. As of May 31, 2013 and 2012, we owed $53,673 and $12,487, respectively, which amount is included in accounts payable - related party.

Note receivable – Related Party

On April 29, 2010, we entered in to a non-collateralized note receivable with a related company to ours with some common ownership on an interest free basis, payable on demand. On July 15, 2010, we were repaid $4,000 cash on this note and as of May 31, 2013 and 2012 we are owed a balance remaining of

$4,500.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 11 – RELATED PARTY TRANSACTIONS – CONTINUED

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

On February 2, 2012, we entered into an uncollateralized demand note to a related individual, bearing

8% interest per annum for an aggregate total of $10,500. We also owed $63 in accrued interest for the above note as of February 29, 2012. On March 16, this debt and accrued interest was converted into share of our common stock as discussed in Note 9, and has a zero balance.

For the year ended May 31, 2013, we entered into two uncollateralized demand notes to a Company controlled by our Chief Executive Officer’s spouse, Prosper Financial, bearing 8% interest per annum for an aggregate total of $66,200. On August 31, 2012, we applied $6,200 of principal in addition to

$59.24 of accrued interest to advances owed to us by the same company. On September 25, 2012, we also made a cash principal payment of $30,000. As of May 31, 2013 we owed $30,000, and $1,987 of accrued interest.

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

As part of the agreement, the Company has a commitment to purchase consumable powders from

Powdermet, Inc. through July 1, 2014. Also, as part of the agreement the Company will receive technology transition and development service to support its research and development activities on a cost reimbursement basis. Total expense related to the cost reimbursement was $369,184 and $275,365 for the years ended May 31, 2013 and 2012, respectively.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

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

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 12 – STOCK – BASED COMPENSATION - CONTINUED

2009 Stock Option Plan – The Company - continued

For the year ended May 31, 2013, the Company granted the following stock options:

For the year ended May 31, 2013

Options

Exercise

Expiration

To Whom

Grant Date

Granted

Price

term in  years

Granted

Vesting Terms

June 12,

Granted to a

Will vest in equal one third parts on the

2012

100,000

$

2.30

10.00

consultant

anniversary date of the option grant date

Will vest in one third on grant date and

June 12,

Granted to a

remaining equally over two years on

2012

75,000

$

2.30

10.00

employee

anniversary of the option grant date

Will vest in equal one third parts

beginning on September 15, 2012 and

June 15,

Granted to a new

then every September 15th for the next

2012

150,000

$

2.30

10.00

Director

two years

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

February 1,

Granted to a

Will vest in equal one half parts on

2013

70,000

$

2.70

10.00

consultant

January 31, 2014 and 2015

February

Granted to a

Will vest in equal one third parts

21, 2013

15,000

$

2.70

10.00

consultant

beginning on March 1, 2013

December

Granted to a

Will vest in equal one third parts

17, 2012

50,000

$

2.80

10.00

employee

beginning on December 17, 2013

March 22,

Granted to  a

Will vest in equal one third parts

2013

100,000

2.80

10.00

consultant

beginning on December 10, 2013

Total

Granted

1,135,000

On December 4, 2012, we rescinded 1,500,000 stock options by mutual agreement between the Company and the respective holders. From June 1, 2012 to May 31, 2013, 945,000 stock options expired without exercise according to the option agreement.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 12 – STOCK – BASED COMPENSATION - CONTINUED

2009 Stock Option Plan – The Company - continued

After these grants and expirations there are 6,200,000 stock options available for future grant.

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

The value of employee and non-employee stock options granted during the year ended May 31, 2013 was estimated using the Black-Scholes model with the following assumptions:

June 12, 2012

June 15, 2012

June 20, 2012

July 27, 2012

August 7,

2012

Expected volatility (based on

154.39%

154.39%

154.39%

154.39%

154.39%

historical volatility)

Expected dividends

0.00

0.00

0.00

0.00

0.00

Expected term in years

10

10

10

10

10

Risk-free rate

1.67%

1.60%

1.65%

1.58%

1.66%

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 12 – STOCK – BASED COMPENSATION - CONTINUED

2009 Stock Option Plan – The Company - continued

December 5,

February 1,

February 21,

December 17,

March 22,

2012

2012

2012

2012

2013

Expected volatility (based on

147.16%

147.16%

147.16%

142.93%

142.93%

historical volatility)

Expected dividends

0.00

0.00

0.00

0.00

0.00

Expected term in  years

10

10

10

10

10

Risk-free rate

1.60%

2.04%

1.99%

1.78%

1.93%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the years ended May 31, 2013 and 2012 is presented below:

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

5,160,000

$

0.77

Granted

1,135,000

2.39

Exercised

-

-

Forfeited or expired

(2,495,000)

$

0.69

Balance at May 31, 2013

3,800,000

$

1.26

7.78 years

$

108,750

Exercisable at May 31, 2013

2,396,662

$

0.86

7.78 years

$

--

Weighted average fair value of

options granted during the year ended

May 31, 2013

$

2.39

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 12 – STOCK – BASED COMPENSATION - CONTINUED

2009 Stock Option Plan – The Company - continued

The following table summarizes information about employee stock options under the 2009 Plan outstanding at May 31, 2013:

Options Outstanding

Options Exercisable

Weighted

Range

Number

Average

Weighted

Number

Weighted

of

Outstanding

Remaining

Average

Exercisable

Average

Aggregate

Exercis

at May 31,

Contractual

Exercise

Intrinsic

at May 31,

Exercise

Intrinsic

e Price

2013

Life

Price

Value

2013

Price

Value

$

0.60

1,100,000

7.0 Years

$

0.60

$

--

1,100,000     $

0.60

$

--

$

0.65

475,000

7.0 Years

$

0.65

$

27,500

316,665     $

0.65

$

23,974

$

0.75

200,000

7.0 Years

$

0.75

$

30,000

200,000     $

0.75

$

30,000

$

1.00

250,000

9.0 Years

$

1.00

$

1,000

83,333     $

1.00

$

472

$

1.02

50,000

8.0 Years

$

1.02

$

10,000

33,333     $

1.02

$

6,827

$

1.03

50,000

9.0 Years

$

1.03

$

3,000

16,666     $

1.03

$

1,333

$

1.05

120,000

8.0 Years

$

1.05

$

--

79,999     $

1.05

$

--

$

1.07

95,000

9.0 Years

$

1.07

$

--

95,000     $

1.07

$

--

$

1.20

100,000

4.0 Years

$

1.20

$

--

100,000     $

1.20

$

--

$

1.25

25,000

8.0 Years

$

1.25

$

1,250

16,666     $

1.25

$

1,015

$

1.30

250,000

7.0 Years

$

1.30

$

--

250,000     $

1.30

$

--

$

1.90

150,000

9.0 Years

$

1.90

$

--

--     $

0.00

$

--

$

1.95

75,000

9.0 Years

$

1.95

$

9,000

--     $

0.00

$

2,532

$

2.30

325,000

9.0 Years

$

2.30

$

--

75,000     $

2.30

$

--

$

2.61

300,000

10.0 Years

$

2.61

$

27,000

25,000     $

2.61

$

6,325

$

2.70

85,000

10.0 Years

$

2,70

$

--

5,000     $

2.70

$

--

$

2.80

150,000

10.0 Years

$

2.80

$

--

--     $

0.00

$

--

3,800,000

7.78 Years

$

1.26

$      108,750

2,396,662     $

0.86

$

72,429

The total value of employee and non-employee stock options granted during the years ended May 31,

2013 and 2012, was $2,730,968 and $541,490, respectively. During years ended May 31, 2013, 2012 and 2011 the Company recorded $1,752,087, $1,311,032 and $964,439, respectively, in stock-based compensation expense relating to stock option grants.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 12 – STOCK – BASED COMPENSATION - CONTINUED

2009 Stock Option Plan – The Company - continued

At May 31, 2013 and 2012 there was $2,015,966 and $1,331,281, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through December 15, 2015. The following table represents the stock options expense for the each of the next three fiscal years ended May 31:

For years ended May 31,

Expense

2014

$

1,040,976

2015

746,211

2016

228,779

$

2,015,966

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

9,000 shares of the Company’s common stock. These options have a term of up to seven years and will expire through 2019.

A summary of the Company’s stock option plan as of May 31, 2013 and 2012, and the changes during the years then ended is presented in the table below:

Options Outstanding

Number of

Weighted

Shares

Average Exercise

Price

Outstanding at May 31, 2011

4,200    $

1.95

Granted

250

18.11

Exercised

-

Forfeited

-

Outstanding at May 31, 2012

4,450    $

2.68

Options exercisable at May 31, 2012

3,150    $

1.95

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 12 – STOCK – BASED COMPENSATION - CONTINUED

2009 Stock Option Plan – The Company - continued

Number of

Weighted

Shares

Average Exercise

Price

Outstanding at May 31, 2012

4,450    $

2.68

Granted

5,270

25.09

Exercised

-

Forfeited

(4,200)

(1.95)

Outstanding at May 31, 2013

5,520    $

24.78

Options exercisable at May 31, 2013

2,043    $

18.11

The total value of employee and non-employee stock options granted during the years ended May 31,

2013 and 2012, was $286,647 and none, respectively. During years ended May 31, 2013 and 2012 the

Company recorded $75,408 and $2,089, respectively, in stock-based compensation expense relating to stock option grants.

At May 31, 2013, 2012 and 2011 there was $211,239, $2,089 and none, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through November 1, 2016. The following table represents the stock options expense for the each of the next three fiscal years ended May 31:

For years ended May 31,

Expense

2014

$

66,862

2015

62,232

2016

54,876

2017

27,269

$

211,239

NOTE 13 – COMMITMENTS

Consulting Agreements

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

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

consultant for all reasonable business expenses incurred by him in the performance of his duties, with a term expiring September 1, 2012.

Consulting Agreements-continued

On March 1, 2012, we entered into a consulting agreement commencing March 1, 2012, with an unrelated individual to provide capital investment consulting. The terms of the consulting agreement are that the consultant is paid $102,000 for the twelve month term; at the start of each subsequent quarter,

the consultant and the Company will review the work performed and the projected work for the following quarter to ensure the retainer balance is sufficient to pay for the requested services. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties with a term expiring March 1, 2013.

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

September 26, 2012, at which time the agreement became a month to month agreement.

On September 1, 2012, we entered into a consulting agreement commencing September 1, 2012, with an unrelated individual to provide investor relations. The terms of the consulting agreement are that the consultant is paid $5,000 per month for the six month term. In addition, we will grant 30,000 shares of our restricted common stock to them as follows, upon signing – 10,000 shares, 5,000 shares on

November 1, 2012, December 1, 2012, January 1, 2013 and February 1, 2013. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties with a term expiring March 1, 2013.

On March 1, 2013, we entered into a consulting agreement commencing March 8, 2013, with an unrelated individual to provide website consulting. The terms of the consulting agreement are that the consultant is paid 1,200 shares of our common stock for the six month term. We agreed to issue the first three months in advance and then monthly after that until the six month term is reached. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties with a term expiring March 1, 2013.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 13 – COMMITMENTS - CONTINUED

Leases

In August 2011, the Company entered into a non-cash leasing arrangement where services are provided in exchange for an asset. The Company has an obligation to provide 600 hours of services at a fair value of

$120,000 as consideration during the period from August 2011 to August 2017. The Company has recorded this capital lease at its fair value. During the years ended May 31, 2013 and 2012, the Company completed 51 and 143 hours of service, respectively, with a fair value of $10,200 and $28,600,

respectively. This amount is included in revenue.

The Company leases its office space in Miami on a month to month basis at a cost of $2,213 a month paid to Prosper Financial, Inc., a related party. The Company was also committed to a non-cancellable operating lease for a vehicle that expired in March 2012.

MesoCoat subleases its research and development and laboratory space, in Ohio, from Powdermet, a related party. The cost of the sub-lease to MesoCoat is $6,700 per month that expires on May 31, 2020.  Mesocoat leases a research and testing facility in Euclid, Ohio from a non-related party.  The cost of the lease to MesoCoat is $3,750 per month and expires on February 28, 2014.

MesoCoat also leases machinery and equipment under various capital lease arrangements, which expires through September 2016. These leases are included in long-term and short-term debt and the related assets have been capitalized.

Total expense related to the operating leases was $156,116, $148,854 and $20,670 for the years ended

May 31, 2013, 2012 and 2011, respectively. Interest expense for the capitalized leases for the years ended

May 31, 2013, 2012 and 2011 was $5,357, $2,593 and none respectively.

Minimum annual rental commitments are as follows at May 31, 2013:

For the years ended May 31,

Capital Leases

Operating Leases

2014

$

28,006      $

114,150

2015

28,006

80,400

2016

28,006

80,400

2017

22,227

80,400

2018

-

80,400

2019 and thereafter

167,500

Total minimum lease payments

$

106,246      $

603,250

Less amount representing interest

14,365

Present value of net minimum capital lease payments

91,881

Less current maturities

(28,006)

Long-term obligations under capital leases

$

63,875

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 14 – INCOME TAXES

The following is an analysis of deferred tax assets as of May 31, 2013 and 2012:

Deferred

Valuation

Tax Assets

Allowance

Balance

Net deferred tax assets at May 31, 2011

$

777,195

$      (777,195)

$

-

Tax effective of rate change

984,449

(984,449)

Provision to tax return true ups

142,476

(142,476)

-

Additions for the year

378,172

(378,172)

-

Deferred tax assets at May 31, 2012

$

2,282,292

$   (2,282,292)

$

-

Provision to tax return true ups &

adjustments

(1,017,660)

1,017,660

-

Additions for the year

2,244,170

(2,244,170)

-

Deferred tax assets at May 31, 2013

$

3,508,802

$   (3,508,802)

$

-

Deferred income taxes are provided to recognize the effects of temporary differences between financial reporting and income tax reporting. These differences arise principally from federal net operating losses,

stock compensation expense, basis differences in investments in affiliates and the use of accelerated depreciation methods for tax purposes as opposed to the straight-line depreciation method for financial reporting purposes and Federal net operating losses.  The adjustment to deferred taxes for the current year is to include the fixed asset and intangibles basis differences for 52.5% of MesoCoat.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 14 – INCOME TAXES - CONTINUED

Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant deferred tax assets and liabilities are presented below at May 31:

2013

2012

Deferred tax assets:

Current:

Compensation accruals

$

30,703

$

87,096

Non-current:

Deferred tax assets:

Net operating loss carry forward

3,733,957

1,962,349

Fixed asset basis differences

-

113,236

Stock options

1,489,357

880,187

Equity loss in affiliates, net

199,247

-

Credits

114,246

-

Other

7

387

Total non-current deferred tax

5,536,814

2,956,159

assets

Deferred tax liabilities:

Equity profit in affiliates, net

(271,766)

(161,217)

Fixed asset & intangibles basis

(1,187,203)

-

differences

Book fair value adjustment of

(599,746)

(599,746)

investment in affiliate

Total non-current deferred tax

(2,058,715)

(760,963)

liabilities

Net non-current deferred tax assets

3,478,099

2,195,196

Net deferred tax assets before

3,508,802

2,282,292

valuation allowance

Valuation allowance

(3,508,802)

(2,282,292)

Net deferred tax asset

$

-

$

-

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 14 – INCOME TAXES

The following is reconciliation from the expected statutory Federal income tax rate to the Company’s actual income tax rate for the years ended May 31:

2013

2012

Expected income tax (benefit) at

Federal statutory tax rate – 34%

$

(2,455,949)

$

(380,545)

Permanent differences

211,779

2,372

Tax effect of rate change

(-)

(984,449)

Other adjustments

1,017,660

(142,474)

Change in valuation allowance

1,226,510

1,505,096

Income tax expense

$

-

$

-

We currently have three years of tax returns that are subject to examination, including the fiscal years ended May 31, 2012, 2011 and 2010, based on their filing dates by taxing authorities. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.

The net operating loss carry forward as of May 31, 2013 expires as follows:

Abakan

MesoCoat at

Expiring Year

52.5%

Amount

2027

$554

$

$

554

2028

61,834

-

61,834

2029

352,219

50,787

403,006

2030

1,044,860

732,433

1,777,293

2031

1,715,508

29,753

1,745,261

2032

2,359,640

-

2,359,640

2033

3,349,048

1,285,590

4,634,638

Total

8,883,663

2,098,563

$ 10,982,226

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.  These net operating losses include 52.5% of the losses related to MesoCoat.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan (the Plan) covering substantially all of its employees who are at least age

21 and have completed three months of service. Participating employees may elect to contribute, on a tax deferred basis, a portion of their compensation in accordance with Section 401(k) of the Internal Revenue

Code. Additional matching contributions may be made to the Plan at the discretion of the Company. For the years ended May 31, 2013, 2012 and 2011, the Company contributed $25,196, $19,376 and none,

respectively.

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

Stock Options Granted

On June 14, 2013, we granted 80,000 stock options to a MesoCoat officer at an exercise price of $2.94 per share, and these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date, beginning on June 14, 2014.

Amendment to Convertible Promissory Note

On July 14, 2013, we amended the maturity date and forced conversion rights of a $500,000 Convertible

Promissory Note that was due to mature on July 13, 2013.  The maturity date was extended to July 14,

2014.  The Company’s forced conversion of the Convertible Promissory Note changed from permitting the Company to force a conversion if the Company’s Shares for each of 20 consecutive trading days is greater than $3.00 to entitlement to a force conversion in the event that the Company completes a

$5,000,000 financing in a single closing.

New Demand Promissory Notes

The Company has closed five Demand Promissory Notes from July 2, 2013 to August 23, 2013 for a total amount of $550,000.  The Notes bear interest from 5% to 8% and are due on demand.

Abakan Inc.

(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended May 31, 2013 and 2012

NOTE 17– SUBSEQUENT EVENTS - CONTINUED

Other Business

On June 17, 2013, MesoCoat executed a deposit agreement with Cone S.A. in connection with the construction of a manufacturing facility in Brazil. Negotiations are ongoing in respect to a lease agreement for a “build to suit” facility.

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2013. Disclosure

controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures was effective in recording, processing,

summarizing, and reporting information required to be disclosed, within the time periods specified in the

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

▪     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets.

▪     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors.

▪     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2013 based on criteria established in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, this assessment is to determine if there exist material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify material weaknesses,

management considers its internal control over financial reporting to be effective.

This annual report includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for the year ended May 31, 2013. The attestation is included in the accounting firm’s report on our audited financial statements.

Changes in Internal Controls over Financial Reporting

During the period ended May 31, 2013, management has implemented a variety of internal controls procedure and financial reporting oversight.  This has enabled the company to perform an assessment of the effectiveness of our internal control over financial reporting.  This assessment did not identify material weaknesses, thus management considers its internal control over financial reporting to be effective.

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

Age

Year Appointed

Position(s) and Office(s)

Robert H. Miller

60

2009

President, Chief Executive Officer,

and Director

Andrew J. Sherman

50

2010

Director

Stephen Goss

70

2012

Director

David Charbonneau

52

2012

Chief Financial Officer

Jeffrey Webb

48

2012

Director

Raymond Tellini

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

Background:

From 2007 until the present Mr. Miller has been a director of Lifespan Biosciences Inc., a company commercializing proprietary antibodies, providing immune histochemistry services and developing localization databases. Since 2009 he has served as an officer and director of Sonnen Corporation, a company involved in the research and development of a novel process for energy generation consisting of specific materials and proprietary material combinations. (Mr. Miller is the beneficial owner of more than ten percent of Sonnen’s common stock.) From 2002 to present, Mr. Miller has been a consultant to

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

Mr. Miller has worked as officer and director of many early-stage companies for almost three decades and has participated as the principal investor in dozens of business ventures. He has founded corporations,

listed numerous companies on the NASDAQ and the Toronto Stock Exchange, worked full-time with and as a consultant to numerous startups.

Other Public Company Directorships in the Last Five Years:

Mr. Miller has been a director of Sonnen Corporation since 2009.

Andrew J. Sherman was appointed as a member of the board of directors on August 20, 2010.

Business Experience:

From 1996 until the present Mr. Sherman has served as CEO for Powdermet and from 2007 until the present he has served as CEO of MesoCoat (both of which are the Company’s affiliates). Between 1986 and 1996 Mr. Sherman was Chief Metallurgist and New Business Development Manager for Ultramet,

Inc., a leading Chemical Vapor Deposition (CVD) company, in Pacoima, California, where his technical and business developments resulted in a 10-fold growth in company revenues and the creation of three spinouts (including a $100M plus exit). Mr. Sherman’s developments have been the basis for the formation of eight successful companies to date.

Director Responsibilities and Qualifications:

Mr. Sherman brings his 25 years of experience in the nano-engineered coatings field (including an intimate knowledge of both MesoCoat and Powdermet) and his entrepreneurial spirit to the board of directors.

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

Business Experience:

Mr. Goss has served as a director of Gemocasha, SA, a specialized consultancy group with emphasis on giving technical, marketing and cash management advice to major firms such as Kraft, Heinz, Crystallex,

and BP from 1987 to present. He served as the chief executive officer of Crystallex de Venezuela, a mining firm from 1992 to 1998 and Schindler Elevator from 1982 to 1987 in Venezuela, a role in which he successfully integrated multiple acquisitions.  He also served as the Technical Maintenance and

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

Other Public Company Directorships in the Last Five Years:

None.

Raymond Tellini was appointed as a member of the board of directors on December 5, 2012.

Business Experience:

Mr. Tellini is currently the managing member of Brennecke Partners LLC, a private investment firm located in Connecticut that makes specialty finance and growth capital investments. He brings to the

Company’s board of directors independent management oversight with an expert accounting and investment background garnered over two decades of accounting, management and investment experience.

Director Responsibilities and Qualifications:

Mr. Tellini serves as the head of the Company’s Audit Committee, and as a member of the Compensation

Committee, Nominating & Governance Committee and the Compliance & Ethics Committee as an

independent member of the board of directors.   He is a Certified Public Accountant, inactive, in New

York. Mr. Tellini started his career at PricewaterhouseCoopers, LLC where he worked from 1987-1994 most recently as a manager in the corporate finance group.  Afterward, Mr. Tellini has held executive level financial positions for Wassall Plc (1995-1999), a private equity firm, and for the hedge fund firms

Palladin Partners Group LP and its successor, Imperium Partners Group LP, where he also ran their

investment banking affiliate.   Mr. Tellini brings independent management oversight, investment management, consultancy experience and expert leadership background to the Corporation’s board of directors.

Mr. Tellini earned a Bachelor of Science in Accounting from Lehigh University and an MBA in Finance from the New York University, Stern School of Business.

Other Public Company Directorships in the Last Five Years:

None.

David Charbonneau was appointed the Chief Financial Officer and Principal Accounting Officer on

December 5, 2012.

Business Experience:

Mr. Charbonneau is the founder of CFO Consultant’s Inc. in Cleveland, Ohio for which he has advised clients since 2008 on strategic planning, budget preparation, sales and margin enhancement, overhead cost management, accounting and corporate affairs.  He also worked as an Associate Director of SS&G

Parkland Consulting LLC in Cleveland, Ohio. His duties focused on strategic planning, performance improvements and institutional relationships. From 1998 to 2008, Mr. Charbonneau was the President and

Chief Financial Officer of Premier Modular Buildings LC, a Florida commercial modular builder.

Director Responsibilities and Qualifications:

Mr. Charbonneau brings independent management oversight and an expert accounting background with over two decades of accounting, management and consultancy experience. He is a Certified Public

Accountant in Ohio. Mr. Charbonneau started his accounting career as an auditor for Arthur Anderson &

Co. in Cleveland.  His experience includes 5 years as Chief Financial Officer for Diamond Engineered

Space Inc.  Diamond was a national commercial modular builder and a subsidiary of a UK publically traded company.  After the company was sold, he transferred to their sister company, Waco International

Corporation, a subsidiary of an Australian public company.  He was their Chief Financial Officer and a

Director from 1993 until 1998. Waco was a scaffolding manufacturer and construction rental equipment company with multiple US locations and over 600 employees.

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

Code of Ethics

The Company adopted a Code of Business Conduct & Ethics on June 13, 2012 and amended on

December 10, 2012, within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act

of 1934, a copy of which is attached hereto as Exhibit 14 to this Form 10-K. Further, our Code of

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

▪     independence from management;

▪     whether the candidate has relevant business experience;

▪     judgment, skill, integrity and reputation;

▪     existing commitments to other businesses;

▪     corporate governance background;

▪     financial  and  accounting  background,  to  enable  the  board  of  directors  to  determine  whether  the candidate would be suitable for audit committee membership; and

▪     the size and composition of the board.

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

The following table provides summary information for the fiscal year ended May 31, 2013 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Director Compensation Table

Name

Fees

Stock

Option

Non-Equity

Nonqualified

All Other

Total

Earned

Awards

Awards

Incentive Plan

Deferred

Compensation

($)

Paid in

($)

($)

Compensation     Compensation

($)

Cash ($)

($)

Earnings

($)

Robert H.

$0

$0

$0

$0

$0

$120,000     $120,000

Miller

Andrew J.

$0

$0

$0

$0

$0

$144,000     $144,000

Sherman

Stephen Goss

$20,250

$54,000     $147,000

$0

$0

$0     $221,250

David

$19,000

$20,000      $317,991

$0

$0

$0     $356,991

Charbonneau(1)

Jeffrey Webb

$0

$19,000     $243,920

$0

$0

$0     $262,920

Herman

$0

$0     $324,519

$0

$0

$55,000     $384,519

Buschor(2)

Theodore

$0

$0     $182,304

$0

$0

$0     $182,304

Sarniak III (3)

Raymond

$0

$0     $463,937

$0

$0

$0     $463,937

Tellini

(1)  David Charbonneau was appointed on June 15, 2012 and resigned on December 5, 2012 after accepting the position of Chief

Financial Officer and Principal Accounting Officer for the Company.

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

Damian Kotecki brings 43 years of welding expertise as well as his extensive technical and business network to the Company. Dr. Kotecki’s extensive experience in welding research, pipeline failure analyses, welding training and specifications, welding procedure development, quality assurance and stainless/high alloy welding filler metal and product development will help assure the company’s

CermaCladtm  products incorporate the highest levels of technical excellence. In addition to co-authoring the leading textbook on stainless steel welding, Dr. Kotecki conducted welding research projects and pipeline failure analyses for the Battelle Memorial Institute, was the Director of Research for Teledyne

McKay (today part of Illinois Tool Works) and retired as the Technical Director for Stainless and High

Alloy Product Development for the world’s largest welding company, The Lincoln Electric Company. Dr.

Kotecki is past president of the American Welding Society (AWS), where he currently chairs the A5D subcommittee on stainless steel welding and the International Standards Activities Committee. He is also past chair of the International Institute of Welding Commission II Arc Welding and Filler Metals. Dr.

Kotecki holds a BS and MS in Mechanical Engineering, and a Ph.D. in Mechanical Engineering with a minor in Metallurgical Engineering.

Andrew Hall is the founder and managing partner of Hall, Lamb and Hall, P.A. based in Miami, Florida where he specializes in complex commercial litigation, professional negligence, securities litigation and arbitration and international cases. From the Watergate trials and the Ohio savings and loan crisis, to the

2000 terrorist attack on the USS Cole, Hall’s trial skills have earned him national recognition, including being named one of “The Best Lawyers in America” by Best Lawyers for the past decade.

Vinod Gupta is currently the chairman of the Ohio Board of Regents, where he also chairs the

Commercialization Tasks Force and serves on the Shared Services Task Force. He also serves as an

Entrepreneur-In Residence (EIR) for the Cleveland-based venture development non-profit organization,

Jumpstart Entrepreneurial Network (JEN) Advisors, where he helps to grow the northeast Ohio technology ecosystem by using his 15 years of materials sector experience to coach entrepreneurs.

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

For the year ended May 31, 2013, $537,692 was paid in salary, stock option awards and separation amounts to retain our chief executive officer and chief financial officer. For the year ended May 31, 2012,

$288,976 was paid in salary and stock option awards to retain said executive officers. We expect that the amount paid to retain executive officers will increase over the next twelve months.

During the annual periods ended May 31, 2013 and May 31, 2012 our chief executive officer received compensation of $10,000 per month pursuant to his existing consulting agreement with the Company.

Management believes that the executive compensation paid to our chief executive officer will increase over the next twelve months as its business develops as in a higher salary and the grant of stock options.

On December 5, 2012 the company entered into an employment agreement with our current chief financial officer.  During the annual period ended May 31, 2013, our chief financial officer received compensation of $16,000 per month pursuant to an employment agreement dated December 5, 2012. Also included was the grant of 125,000 stock options at an exercise price of $2.61 per share for a period of ten years from the date of grant valued at $331,384, as part of his agreement.

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

Summary Compensation

The following table provides summary information for the fiscal years ended May 31, 2013 and 2012 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated at over $100,000 and (iii) additional individuals if compensated at over

$100,000.

Executive Compensation Table

Name and

Year

Annual

Bonus

Stock

Option

Non-Equity

Nonqualified

All Other

Total

Principal

(ended

Salary

($)

Awards

Awards

Incentive Plan

Deferred

Compensation

($)

Position

May

($)

($)

($)

Compensation

Compensation

($)

31)

($)

Earnings

($)

Robert Miller:

2013

$120,000

$0

$0

$0

$0

$0

$0

$120,000

CEO, director(1)

2012

$120,000

$0

$0

$0

$0

$0

$0

$120,000

David

2013

$86,308

$0

$0     $331,384

$0

$0

$0

$417,692

Charbonneau:

CFO, PAO(4)

David

2013

$0

$0

$20,000     $317,991

$0

$0

$19,000

$356,991

Charbonneau

Director(4)

Mark W.

Sullivan: CFO,

2012

$56,262

$0

$0     $112,714

$0

$0

$0

$168,976

PAO(2)

Hermann

2013

$55,000

$0

$0

$0

$0

$0

$0

$55,000

Buschor:

2012

$60,000

$0

$0

$0

$0

$0

$6,000

$66,000

director, VP Bus.

Development

Andrew J.

2013

$144,000

$0

$0

$0

$0

$0

$0

$144,000

Sherman(3)

2012

$144,000

$0

$0

$0

$0

$0

$0

$144,000

Director

Stephen Goss:

2013

$0

$0

$54,000

$0

$0

$0

$20,250

$74,250

director

2012

$0

$0

$0     $147,044

$0

$0

$0

$147,044

Jeffrey Webb

2013

$0

$0

$19,000     $243,920

$0

$0

$0

$262,920

director

Raymond Tellini:    2013

$0

$0

$0     $463,937

$0

$0

$0

$463,937

director(5)

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

(3)     Andrew J. Sherman was appointed as a director on August 20, 2010 and also serves as the president of both MesoCoat and

Powdermet.

(4)    David Charbonneau was appointed on June 15, 2012 and resigned on December 5, 2012 after accepting the position of Chief

Financial Officer and Principal Accounting Officer for the Company.

(5)    Raymond Tellini was appointed on director on December 5, 2012

.

Outstanding Equity Awards

The following table provides summary information for the period ended May 31, 2013 concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and chief financial officer and (ii) the three most highly compensated individuals whose total compensation exceeds $100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Equity

Equity

incentive

Equity

incentive plan

plan

Market    incentive plan  awards: market

awards:

Number

value of

awards:

or payout

Number of

Number of

number of

of shares

shares

number of

value of

securities

securities

securities

or units

or units

unearned

unearned

underlying

underlying

underlying

of stock

of stock     shares, units   shares, units or

unexercised

unexercised

unexercised

Option

that have

that

or other rights     other rights

options

options

unearned

exercise

Option

not

have not    that have not     that have not

(#)

(#)

options

price

expiration

vested

vested

vested

vested

Name

exercisable      unexercisable

(#)

($)

date

(#)

(#)

(#)

($)

Robert H.

Miller(1)

-

-

-

-

-

-

-

-

-

Robert H.

Miller(1)

-

-

-

-

-

-

-

-

-

Andrew J.

Sherman

1,000,000

-

-

0.60     December

11, 2019

-

-

-

-

Stephen Goss

-

150,000

-

1.00     January 4,

2022

-

-

-

-

Jeffrey Webb

150,000

-

1.20      August 7,

2022

-

-

-

-

David

Charbonneau

50,000

100,000

2.30

June 15,

2022

-

-

-

-

David

Charbonneau

125,000

2.61   December 5,

2022

Ray Tellini

25,000

155,000

2.61   December 5,

2022

(1)  Mr. Miller was the indirect, beneficial owner of 1 million and 500,000 options.  The previously granted options dated December 11, 2009 and October 19, 2010 were cancelled per mutual agreement on December 4, 2012.

.

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14,

2009, which provides for the granting and issuance of up to 10 million shares of our common stock. As of August 16, 2013, 3,880,000 shares of common stock were outstanding at exercise prices of $0.60,

$0.65, $0.75, $1.00, $1.02, $1.03, $1.05, $1.07, $1.20,  $1.25, $1.30, $1,90, $1.95, $2.30, $2.61, $2.70,

$2.80 and $2.94 per share, which options vest up to three years.  The Stock Option Plan has 6,120,000 options available for future grant.

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

The Company has no agreement that provides for payment to any executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officers’ responsibilities following a change in control except for employment agreement with Mr. David Charbonneau, Chief Financial Officer, dated December 5, 2012.  The 3 year employment agreement requires severance payment between $100,000 to $200,000 for early termination without cause, change in responsibilities or upon completion of initial term if not extended by mutual agreement.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 64,284,855 shares of common stock issued and outstanding as of August 28, 2013 with respect to: (i) all directors; (ii)

each person known by us to be the beneficial owner of more than five percent of our common stock; and

(iii) our directors and executive officers as a group.

Title of Class

Name and Address of Beneficial

Amount and nature

Percent of Class

Ownership

of Beneficial

Ownership1

Robert H. Miller

Common Stock

4801 Alhambra Circle

24,120,0002

35.5%

Coral Gables, Florida 33146

Andrew J. Sherman

Common Stock

9181 Boyer Lane

03

0%

Kirtland Hills, Ohio  44060

Stephen Goss

Common Stock

16373 Bridle Wood Circle

20,0004

<0.01%

Delray Beach, Florida 33445

David Charbonneau

Common Stock

9085 Ledgemont Drive

10,0005

<0.01%

Cleveland, Ohio 44147

Jeffrey Webb

Common Stock

44 Oak Drive, Grand Cayman

10,0006

<0.01%

Cayman Islands KY1 1107

Ray Tellini

Common Stock

2665 South Bayshore Drive, Suite 450

07

0%

Miami, Florida 33133

Common Stock

All Executive Officers and Directors as

a Group

24,160,000

35.5%

Maria Maz

Common Stock

4801 Alhambra Circle

17,420,0008

27.1%

Coral Gables, Florida 33146

Common Stock

Thomas and Mario Miller Family

Irrevocable Trust u/a/d 12/01/2009

5,250,000

8.2%

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

(2)     Mr. Miller is a beneficial owner of 17,420,000 shares held by Ms. Maria Maz, to whom Mr. Miller is married, Ms Maz was the previous chief executive officer of the Company from September 2008 until Mr. Miller assumed the position in Dec 2009 and the beneficial owner of 5,250,000 shares held by the Thomas and Mario Miller Family Irrevocable Trust u/a/d 12/01/2009, which trust’s beneficiaries are Mr. Miller’s children, and 1,450,000 shares held by the Tarija Foundation for which Mr. Miller serves as a director.

(3)     Mr. Sherman was granted 1,000,000 options that vest in equal increments over three years to purchase shares of common stock at

$0.60 per share on or before December 14, 2019.

(4)     Mr. Goss was granted 150,000 options that vest in equal increments beginning on January 5, 2013 over three years to purchase shares of common stock at $1.00 per share on or before January 4, 2023.

(5)     David Charbonneau was issued 10,000 common shares and granted 150,000 options as director that vest in equal increments beginning on September 15, 2012 over three years to purchase common stock at $2.30 per share on or before September 14, 2022. Mr.

Charbonneau was granted 125,000 options as chief financial officer that vest in equal increments beginning on December 5, 2013.

(6)     Jeffrey Webb was issued 10,000 common shares and granted 150,000 options that vest in equal increments beginning on August 7,

2013 over three years to purchase common stock at $1.90 per share on or before August 6, 2023.

(7)     Ms. Maz directly owns 17,420,000 shares, and beneficially owns 5,250,000 shares held by the Thomas and Mario Miller Family

Irrevocable Trust u/a/d 12/01/2009, which trust’s beneficiaries are Ms. Maz’s children and 1,450,000 shares held by the Tariji

Foundation for which Mr. Miller serves as a director.

(8)     Mr. Tellini was granted 175,000 options that vest in equal increments beginning on December 5, 2012 and thereafter in equal parts over three years to purchase shares of common stock at $2.61 per share on or before December 4, 2022.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

Neither our director or executive officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse,

parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us, except as follows:

On December 5, 2012, we entered into a board of director’s compensation agreement with Raymond

Tellini, pursuant to which agreement Mr. Tellini was granted 175,000 stock options at an exercise price of $2.61 per share for a period of ten years with 25,000 vesting on the day of the grant and the remaining vest in equal amounts over three years from the date of grant.

On December 5, 2012, we entered into a employment agreement with David Charbonneau as Chief

Financial Officer pursuant to which agreement Mr. Charbonneau was granted 125,000 stock options at an exercise price of $2.61 per share for a period of ten years that vest in equal amounts over three years beginning on December 5, 2013.

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

On June 15, 2012, we entered into a board of director’s compensation agreement with David

Charbonneau pursuant to which agreement Mr. Charbonneau was issued 10,000 shares of common stock, granted 150,000 stock options at an exercise price of $2.30 per share for a period of ten years that vest in equal amounts over three years beginning on September 15, 2012, an annual fee of $15,000 paid in four installments and up to $4,500 in 2012 for continuing education expenses in accountancy. Mr.

Charbonneau resigned on December 5, 2012 after accepting the position of Chief Financial Officer for the Company.

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

Miller’s agreement was renewed for an additional annual term on June 1, 2012 and for another on June

13, 2013.

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

Accordingly, the Company deems Mr. Goss, Mr. Webb and Mr. Tellini to be independent directors.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  following  is  a  summary  of  the  fees  that  are  billed  to  us  by  our  auditors  for  professional  services rendered for the past two fiscal years:

Fee Category

Fiscal 2013 Fees ($)     Fiscal 2012 Fees ($)

Audit Fees

80,500

69,000

Audit-Related Fees

7,690

15,739

Tax Fees

7,210

5,430

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

Audit Committee Pre-Approval

The audit committee pre-approved all services provided to us by Skoda Minotti for the year ending May

31, 2013.  The Company did not have a standing audit committee at the time of the engagement of Skoda for the year ending May 31, 2012.  Therefore, all services provided to us by Skoda for year ending May

31, 2012, were pre-approved by our board of directors. Skoda performed all work only with their permanent full time employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under Item 8. Financial Statements and Supplementary Data, pages

F-1 through F-66, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended May 31, 2013 and 2012:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 67 of this Form 10-K, and are incorporated herein by this reference.

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

Abakan Inc.

Date

/s/ Robert H. Miller

August 29, 2013

By: Robert H. Miller

Its: Chief Executive Officer and Director

/s/ David Charbonneau

August 29, 2013

By: David Charbonneau

Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Robert H. Miller

August 29, 2013

Robert H. Miller

Chief Executive Officer and Director

/s/ Andrew Sherman

August 29, 2013

Andrew Sherman

Director

/s/ Stephen Goss

August 29, 2013

Stephen Goss

Director

/s/ Jeffrey Webb

August 29, 2013

Jeffrey Webb

Director

/s/ Ray Tellini

August 29, 2013

Ray Tellini

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

14*

Code of Business Conduct & Ethics adopted on June 13, 2012, and incorporated hereto by reference to the Form 10-K filed with the Commission on September 13, 2013.

21

Subsidiaries of the Company, attached.

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

99

Powdermet audited financial statements for the period ended May 31, 2013, attached.

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

68