Form 10-Q
period 2013-08-31
ABAKAN, INC
filed 2013-10-15
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended August 31, 2013.

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

Large accelerated filer ☐   Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the only class of voting stock), at October 15, 2013 was 64,284,855.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

4

Condensed Consolidated Balance Sheets for the period ended

4

August 31, 2013 (unaudited)  and May 31, 2013

Unaudited Condensed Consolidated Statements of Operations for the

5

Three months ended August 31, 2013 and  2012, and cumulative amounts from development stage activities (June 27, 2006 (Inception) through August 31, 2013)

Unaudited Condensed Consolidated Statements of Cash Flows for the

6

Three months ended August 31, 2013 and 2012, and cumulative amounts from development stage activities (June 27, 2006 (inception) through August 31, 2013)

Condensed Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

15

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.

Controls and Procedures

26

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

27

Item 1A.

Risk Factors

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.

Defaults Upon Senior Securities

31

Item 4.

Mine Safety Disclosures

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

August 31,

May 31,

2013

2013

(unaudited)

ASSETS

Current assets

Cash and cash equivalents

$

26,782     $

233,040

Accounts receivable

85,334

105,523

Note receivable - related parties

4,500

4,500

Prepaid expenses

99,112

117,028

Other current assets

12,060

15,799

Total current assets

227,788

475,890

Non-current assets

Property, plant and equipment, net

5,713,273

5,595,007

Patents and licenses, net

6,203,665

7,545,163

Assignment agreement - MesoCoat

200,660

210,528

Investment - Powdermet (Note 3)

2,304,480

2,449,312

Goodwill

364,384

364,384

Total Assets

$

15,014,250     $

16,640,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

1,431,905     $

890,791

Accounts payable - related parties

471,101

251,004

Capital leases - current portion

28,006

28,006

Loans payable, net of discounts of $11,993 and $160,472 (Note 4)

1,338,338

965,555

Accrued interest - loans payable

140,801

153,825

Loan payable- related parties

30,000

30,000

Accrued interest – related parties

2,600

1,987

Accrued liabilities

1,066,635

377,392

Total current liabilities

4,509,386

2,698,560

Non-current liabilities

Loans payable (Note 4)

3,141,360

4,241,278

Capital leases - non-current portion (Note 4)

62,331

63,875

Total liabilities

7,713,077

7,003,713

Commitments and contingencies

Stockholders' equity

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

64,284,855 issued and outstanding – August 31, 2013,

64,284,855 issued and outstanding - May 31, 2013

6,430

6,430

Subscription receivable

-

(76,244)

Paid-in capital

21,134,653

20,833,426

Contributed capital

5,050

5,050

Accumulated deficit during the development stage

(15,684,591)

(13,545,788)

5,461,542

7,222,874

Non-controlling interest

1,839,631

2,413,697

Total stockholders' equity

7,301,173

9,636,571

Total liabilities and stockholders' equity

$

15,014,250     $

16,640,284

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

(A DEVELOPMENT STATE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Cumulative amounts

from development

stage activities

For the three months ended

June 27, 2006

August 31,

(inception) to

Revenues

2013

2012

August 31, 2013

Commercial

$

25,247     $

19,300     $

293,000

Contract and grants

63,403

547,327

3,818,657

Other income

-

268,756

764,879

88,650

835,383

4,876,536

Cost of Revenues

80,532

336,774

1,868,803

Gross profit

8,118

498,609

3,007,733

Expenses

General and administrative

General and administrative

186,360

161,687

1,913,014

Professional fees

320,322

120,304

1,403,191

Professional fees - related parties

18,028

15,000

243,028

Consulting

273,809

363,932

3,360,588

Consulting - related parties

78,500

99,427

1,759,730

Payroll and benefits expense

533,985

182,976

2,381,088

Depreciation and amortization

198,419

85,500

947,575

Research and development

488,617

293,608

2,573,123

Impairment of asset

-

-

180,000

Stock expense on note conversion

-

-

730,097

Stock options expense

318,480

459,784

4,734,760

Total expenses

2,416,520

1,782,218

20,226,194

Loss from operations

(2,408,402)

(1,283,609)

(17,218,461)

Other (expense) income

Interest expense:

Interest – loans

(27,800)

(103,768)

(575,679)

Interest - related parties

(613)

-

(7,946)

Liquidated damages

-

-

(250,000)

Amortization of discount on debt

(148,479)

(181,128)

(1,599,632)

Total interest expense

(176,892)

(284,896)

(2,433,257)

Interest income

3

3,693

8,168

Creditor Fee

-

-

(241,051)

Gain on debt settlement

-

-

274,967

Gain on sale of assets

-

-

428,796

Unrealized gain on MesoCoat acquisition

-

-

1,764,345

Equity in Powdermet income/ (loss)

(144,832)

41,175

654,480

Equity in MesoCoat loss

-

(586,020)

Total Other (expense) income

(321,721)

(240,028)

(129,572)

Net profit/ (loss) before non-controlling interest

(2,730,123)

(1,523,637)

(17,348,033)

Non-controlling interest in MesoCoat Loss

591,320

116,254

1,663,442

Net profit/ (loss) attributable to Abakan Inc.

(2,138,803)

(1,407,383)

(15,684,591)

Provision for income taxes

-

-

-

Net profit/ (loss)

$

(2,138,803)     $

(1,407,383)     $

(15,684,591)

Net profit/ (loss) per share – basic

$

(0.03)     $

(0.02)

Net profit/ (loss) per share – diluted

$

(0.03)     $

(0.02)

Weighted average number of common

shares outstanding – basic

64,284,855

61,615,065

Weighted average number of common

shares outstanding – diluted

64,284,855

61,615,065

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts from

development

stage

Activities

For the three months ended

June 27, 2006

August 31,

(Inception) to

2013

2012

August 31, 2013

NET CASH (USED IN) DEVELOPMENT STAGE

ACTIVITIES

$

(572,281)     $

(466,972)     $

(6,471,598)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, equipment and website

(297,209)

(282,082)

(4,079,411)

Proceeds from sale of capital assets

-

-

470,921

MesoCoat - minority interest, net of cash assumed in

business combination

-

-

(2,390,266)

Investment in MesoCoat

-

-

(750,070)

Powdermet - minority interest

-

-

(1,650,000)

Assignment agreement – MesoCoat

-

-

(100,000)

Capitalized patents and licenses

(4,738)

(11,358)

(148,006)

Waste to Energy Group Inc.

-

-

(180,000)

NET CASH USED IN INVESTING ACTIVITIES

(301,947)

(293,440)

(8.826,832)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock

76,244

525,000

9,300,514

Proceeds from loans payable

595,267

71,000

6,553,846

Payments on loans payable

(1,997)

(137,028)

(585,464)

Proceeds from loans payable - related parties

-

66,200

145,880

Payments on loans payable – related parties

-

(6,253)

(15,137)

Repayments of capital leases

(1,544)

(9,255)

(79,477)

Stock Issuable

-

-

-

Proceeds from capital contributed

-

-

5,050

NET CASH PROVIDED BY FINANCING

ACTIVITIES

667,970

509,664

15,325,212

NET INCREASE (DECREASE)  IN CASH AND

CASH EQUIVALENTS

(206,258)

(250,748)

26,782

CASH AND CASH EQUIVALENTS, BEGINNING

OF PERIOD

233,040

859,566

-

CASH AND CASH EQUIVALENTS, END OF

PERIOD

$

26,782     $

608,818     $

26,782

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2013 and 2012

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of

America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly,

they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)

considered necessary for a fair presentation of Abakan’s financial position as of August 31, 2013, and the results of its operations and cash flows for the three months ended August 31, 2013, have been made.

Operating results for the three months ended August 31, 2013 are not necessarily indicative of the results for the year.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2013 contained in  Abakan’s Form 10-K.

Consolidation Policy

The accompanying August 31, 2013 financial statements include Abakan’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Abakan’s ownership of its subsidiaries as of August 31, 2013 is as follows:

Name of Subsidiary

Percentage of Ownership

AMP SEZC (Cayman)

100.0%

AMP Distributors (Florida)

100.0%

MesoCoat, Inc.

52.5%

MesoCoat, Inc. (“MesoCoat”) formed a wholly-owned subsidiary, MesoCoat Coating Services, Inc. on

June 13, 2013. There was no financial activity during the quarter ending August 31, 2013.

Non-Controlling Interest

Non-controlling interest represents the 47.5% minority shareholders’ proportionate share of the equity of

MesoCoat.  Abakan’s 52.5% controlling interest in MesoCoat requires that its operations be included in its consolidated financial statements.  The equity interest of MesoCoat that is not owned by Abakan is shown as a non-controlling interest in the consolidated financial statements.

Abakan’s 41% minority interest share of Powdermet, Inc.’s (“Powdermet”) income or loss is shown as

“Equity share of Powdermet income (loss)” in the statement of operations of the consolidated financial statements. On June 13, 2013, Powdermet formed a wholly owned subsidiary, Terves Inc.

Development Stage Enterprise

At August 31, 2013, Abakan’s business operations had not fully developed and are dependent upon funding and therefore Abakan is considered a development stage enterprise.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2013 and 2012

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. Abakan provides an allowance for doubtful accounts based on management's periodic review of accounts, including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of August 31, 2013 management has determined that no allowance for doubtful accounts is required.

Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, Abakan has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued (Note 9).

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Abakan will continue as a going concern.  Abakan had net losses for the period of June 27, 2006 (inception) to the year ended

August 31, 2013, of $15,684,591 and a working capital deficit of $4,669,605.  These conditions raise substantial doubt about Abakan’s ability to continue as a going concern. Abakan’s continuation as a going concern is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Since inception Abakan has funded its operations through the issuance of common stock, debt financing, related party loans and advances. Abakan is committed to aggressively pursuing its present business plan and, and will seek additional debt and or equity financing as required to meet its objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2013 and 2012

3.   INVESTMENT IN NON-CONTROLLING INTEREST

Powdermet, Inc.

Abakan owns a forty one percent (41%) interest in Powdermet.  Powdermet owns 47.5% of MesoCoat as of August 31, 2013.  Abakan’s 41% ownership of Powdermet, results in indirect ownership of the shares of MesoCoat that Powdermet owns.  On June 13, 2013, Powdermet formed a wholly owned subsidiary,

Terves Inc.  There was no financial activity during the quarter ending August 31, 2013 for Terves.

We have analyzed our investment in accordance of “Investments – Equity Method and Joint Ventures”

(ASC 323), and concluded that the acquisition of our 41% minority interest gives us significant influence over Powdermet’s business actions, board of directors, and its management, and therefore we account for our investment using the Equity Method. The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

Investment balance, May 31, 2013

$

2,449,312

Equity in loss for three months ended August 31, 2013

(144,832)

Investment balance, August 31, 2013

$

2,304,480

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet Inc.

For the three months

For the three months

ended

ended

August 31, 2013

August 31, 2012

Equity Percentage

41%

41%

Condensed income statement information:

Total revenues

$

446,811     $

685,432

Total cost of revenues

128,903

280,499

Gross margin

317,908

404,933

Total expenses

(287,299)

(304,507)

Other income/ (expense)

(591,320)

-

Provision for income tax benefit

207,463

-

Net profit/ (loss)

$

(353,248)     $

100,426

Abakan’s equity in net profit/(loss): 41%

$

(144,832)     $

41,175

Condensed balance sheet information:

August 31, 2013

May 31, 2013

Total current assets

$

569,523      $

536,111

Total non-current assets

2,463,544

3,077,305

Total assets

$

3,033,067      $

3,613,416

Total current liabilities

$

211,256      $

260,897

Total non-current liabilities

1,499,003

1,676,463

Total equity

1,322,808

1,676,056

Total liabilities and equity

$

3,033,067      $

3,613,416

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2013 and 2012

4.  LOANS PAYABLE

As of August 31, 2013 and May 31, 2013, the loans payable balance comprised of:

Description

August 31, 2013

May 31, 2013

Convertible demand note to an unrelated entity bearing 5% interest per annum

$

1,500,000     $

1,500,000

which matures on September 15, 2014. The note is shown net of a discount of

$-0- and $-0-, respectively, attributable to the beneficial conversion feature,

and an effective interest rate of 31% due the attached warrants.

Convertible demand note to an unrelated entity bearing 5% interest per annum

200,000

175,163

which matures on September 15, 2014. The note is shown net of a discount of

$-0- and $24,837, respectively, attributable to the beneficial conversion feature,

and an effective interest rate of 176% due to the attached warrants.

Convertible demand note to an unrelated entity bearing 5% interest per annum

500,000

387,473

which matures on July 14, 2014. The note is shown net of a discount of $-0-

and $112,527, respectively, attributable to the beneficial conversion feature,

and an effective interest rate of 143% due to the attached warrants.

Uncollateralized demand note to an unrelated entity bearing 8% interest per

70,000

70,000

annum

Uncollateralized demand note to an unrelated entity bearing 8% interest per

3,850

3,850

annum

Uncollateralized demand note to an unrelated entity bearing 8% interest per

19,350

19,350

annum

Uncollateralized demand note to an unrelated entity bearing 8% interest per

20,000

20,000

annum

Uncollateralized demand notes to an unrelated entity bearing 6% interest per

500,000

-

annum

Uncollateralized demand notes to an unrelated entity bearing 5% interest per

50,000

-

annum

Uncollateralized demand notes to an unrelated entity bearing 5% interest per

70,000

-

annum

Collateralized note to an unrelated entity bearing 1% interest for the first year

1,000,000

1,000,000

and then 7% per annum for years two – seven.

Uncollateralized demand note to a related entity bearing 8% interest per annum

30,000

30,000

Convertible demand note to an unrelated entity bearing 7.5% imputed interest

46,231

48,228

per annum which matures on July 10, 2018.

Uncollateralized notes to an unrelated entity bearing 8% interest per annum,

405,000

405,877

matures on September 15, 2014

Capital leases payable to various vendors expiring in various years through

90,337

91,881

September 2016; collateralized by certain equipment with a cost of $205,157.

Collateralized 5 year term note to an unrelated entity bearing 5.15% interest

95,267

-

Uncollateralized demand note to an unrelated entity for royalties shown net of

-

1,576,892

discount of  $23,108

4,600,035     $

5,328,714

Less current liabilities

1,396,344

1,023,561

Total long term liabilities

$

3,203,691     $

4,305,153

Intangible assets of $1,336,281 and a liability of $1,576,892 related to the 2011 Exclusivity Agreement with Mattson Technology Inc. have been removed from the August 31, 2013 financial statements based on the matters discussed on page 20 in the Management Discussion section.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2013 and 2012

5.  STOCKHOLDERS' EQUITY

Common Stock Issuances

For the three months ended August 31, 2013, we did not issue any shares for private placements,

conversion of debt to shares, or share based compensation.

A summary of the common stock warrants granted, forfeited or expired during the three months ended

August 31, 2013 and the year ended May 31, 2013 is presented below:

Weighted

Weighted

Average

Average

Remaining

Number of

Exercise

Contractual

Warrants

Price

Terms (In Years)

Balance at June 1, 2012

2,066,296

$

1.64

2.0 years

Granted

1,186,934

2.35

Exercised

(270,233)

1.50

Forfeited or expired

(140,005)

1.50

Balance at May 31, 2013

2,842,992

$

1.80

2.0 years

Granted

-

-

Exercised

-

-

Forfeited or expired

-

-

Balance at August 31, 2013

2,842,992

$

1.80

2.0 years

Exercisable at August 31, 2013

2,842,992

$

1.80

2.0 years

Weighted average fair value of

options granted during the three

months ended August 31, 2013

$

NA

The following table summarizes information about the common stock warrants outstanding at August

31, 2013:

Warrants Exercisable

Weighted

Weighted

Weighted

Range of

Average

Average

Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Price

Outstanding

Contractual Life

Price

Exercisable

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

1.80

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2013 and 2012

6.  EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three months ended August 31, 2013 and 2012 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the three months ended August 31, 2013 and 2012 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

For the three months  ended

For the three months ended

August 31, 2013

August 31, 2012

Net earnings (loss) from operations

$

(2,138,803)

$  (1,407,383)

Weighted-average common shares

64,284,855

61,515,065

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

64,284,855

61,515,065

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

For the three months

For the three months

ended August 31, 2013

ended August 31, 2012

Common Stock Equivalents:

Warrants

2,842,992

2,216,296

Options to purchase common stock

3,796,667

5,860,000

Total of Common Stock Equivalents:

6,639,659

8,076,296

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2013 and 2012

7.   STOCK – BASED COMPENSATION

2009 Stock Option Plan – Abakan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009,

as amended on June 14, 2012, which provides for the granting and issuance of up to 10 million shares of our common stock.

The total value of employee and non-employee stock options granted during the three months ended

August 31, 2013 and 2012, was $234,271 and $1,315,619, respectively.

For the three months ended August 31, 2013, Abakan granted 80,000 stock options to an officer of

MesoCoat on June 14, 2013.  These options were issued at an exercise price of $2.94 per share, and these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date.

A summary of the options granted to employees and non-employees under the plan and changes during the three months ended August 31, 2013 year ending May 31, 2013 is presented below:

Weighted

Weighted

Average

Average

Remaining

Aggregate

Number of

Exercise

Contractual

Intrinsic

Options

Price

Terms(In Years)

Value

Balance at June 1, 2012

5,160,000

$

0.77

9.00 years

$

185,000

Granted

1,135,000

2.39

Exercised

-

-

Forfeited or expired

(2,495,000)

$

0.69

Balance at May 31, 2013

3,800,000

$

1.26

7.78 years

$

108,750

Granted

80,000

2.94

Exercised

-

-

Forfeited or expired

(83,333)

$

1.30

Balance at August 31, 2013

3,796,667

$

1.26

7.52 years

$

108,750

Exercisable at August 31, 2013

2,513,329

$

0.90

7.52 years

$

--

Weighted average fair value of

options granted during the 3

months ending August 31, 2013

$

2.94

8.   COMMITMENTS

There were no new commitments for the three months period ending August 31, 2013.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2013 and 2012

9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. Abakan has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the following:

Other Business

In  September,  Petrobras  made  the  final  payment  for  balance  of  “Phase  Two”  payments  of  the  original

Cooperation Agreement.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITIONAND RESULTS OF OPERATIONS

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

Results and Financial Condition below.

The following discussion should be read in conjunction with our financial statements and notes thereto included in this quarterly report and with the financial statements, notes and the Management

Discussion and Analysis of Financial Conditions and Results of Operations section for the year ended

May 31, 2013 contained in Abakan’s Form 10-K.  Our fiscal year end is May 31.

Abakan

Abakan, through its subsidiaries, designs, develops, manufactures, and markets advanced nano-composite materials, innovative fabricated metal products, highly engineered metal composites, and engineered reactive materials for applications in the oil and gas, petrochemical, mining, aerospace and defense, energy, infrastructure and processing industries. Our technology portfolio currently includes high-speed, large-area metal cladding technology, long-life nano-composite anti-corrosion and-

wear coating materials, high-strength, lightweight metal composites, and energetic materials.

Operations are conducted through our subsidiary, MesoCoat, Inc. (“MesoCoat”) and our affiliate,

Powdermet, Inc. (“Powdermet”).

Abakan holds a 52.5% controlling interest in MesoCoat and a 41% non-controlling interest in Powdermet.

Powdermet directly owns the remaining 47.5% of MesoCoat.  Abakan’s interest in Powdermet represents an additional 19.5% indirect interest in MesoCoat.  The combined direct and indirect interest equals a total 72.0% ownership of MesoCoat by Abakan.

MesoCoat

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

Powdermet, known as Powdermet Coating Technologies, Inc., to focus on the further development and commercialization of Powdermet’s nano-composite coatings technologies. The company was renamed as

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

The result is protective cladding and dimensional restoration coating solutions that will be offered on a competitive basis with existing market solutions. The company’s PComP™ coating solutions unite high wear and corrosion resistance, toughness, and a low coefficient of friction into one product structure using patented micro structural engineering techniques.  MesoCoat’s Cermaclad™ cladding solutions offer improved metallurgy and 1-2 orders of magnitude higher application rates compared to other hardfacing

and weld cladding alternatives.   Three of the company’s PComP™ wear products, PComP™-W333,

PComP™ W104, and PComP™-T48 are utilized by original equipment manufacturers (OEM’s) and are in commercial sales, while the companies PComP™-M solution for molten metal resistance is undergoing

extensive field testing in preparation for market launch.   MesoCoat’s Cermaclad™ CRA solutions,

primarily alloy 625 claddings, but also 825 and 316 are undergoing extensive internal and external evaluation, certification, and qualification to API (American Petrochemical Institute) and major oil company standards to ensure meeting rigorous industry requirements.  Cermaclad™ WRA (wear resistant alloys), including tungsten carbine, nano-composite chromium carbide, and structurally amorphous metal

(SAM) alloy claddings are also undergoing advanced testing and qualification for the construction equipment, mining, and oil sands extraction industries.

MesoCoat’s commercial revenues are comprised of sales of PComP™ powder and thermal spray applications. CermaCladTM clad products are in the development and qualification stage and are nearing commercialization, including the cladding of the inside of a full length pipe for the oil and gas industries.

Additional revenue is realized from grants that are awarded to MesoCoat to further product development.

MesoCoat has expanded its technical team to complete the various developments and is working towards the expansion of PComP™ powder and coating services.

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

Despite unanticipated delays associated with scaling the CermaClad™ process to be used to coat 12 meter pipe, due primarily to mechanical and integration problems related to the first of its kind, prototype nature of the new full scale manufacturing equipment, MesoCoat has made significant progress in quality control and reliability of the pipe cladding process, including development of correlations between control variables, dependant variables, and cladding quality.  Working with EWI and with additional internal resources, the Company continues to develop and refine detailed analytical models of the fusion process to predict and understand what goes on inside the pipe during the fusion cladding process, and how that relates to cladding and base metal quality and performance. Based on these models MesoCoat has been able to develop fully clad short sections of pipe with strong metallurgical bond, uniform quality, and good surface finish, which after completing additional internal testing will be released to Petrobras and others for initial qualification. MesoCoat has also strengthened its development team by adding  two individuals holding PhD’s with significant experience in metallurgy and coatings, completed installation and integration of an additional pipe cladding system, and restructured the cladding development team to allow development of manufacturing development and engineering validation activities to run in parallel instead of in series. The investment into development of validated simulation tools, the additional cladding system, and the restructuring and team expansion is intended to reduce development time line and risk of further delays to ensure availability of the final product at the earliest date possible.

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

MesoCoat scientists have developed and patented a family of corrosion resistant coating solutions that combine extreme wear resistance, fracture toughness (resiliency), and a low friction coefficient all in one product. In conventional materials science toughness normally decreases as hardness and wear resistance increase. By combining nano-level structure control and advanced ductile phase toughening materials science, MesoCoat has developed a patented coating structure that can be both very tough and very wear resistant. Equally important, the hardness of a wear coating normally limits the ease with which it can be machined. The unique nano-structural design of the PComP™ coating solutions results in a coatings that can be machined through a finish grinder much faster than a product with a traditional carbide coating.

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

The PComP™ product lines are currently being positioned to compete with two dominant product alternatives: hard chrome plating and tungsten carbide thermal spray coatings. The PComP™ family of nano-composite coatings consists of five products, all of which have shown, in testing by third parties, to provide better wear, corrosion and mechanical properties at a lower life cycle cost than most of today’s alternatives.

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

MesoCoat is currently selling PComP™ coating materials through different channels appropriate to the specific market. In the future, the majority of commercial sector accounts will be able to order coating application services from MesoCoat on a regional basis.  Large OEM’s and government agencies like the

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

MesoCoat is actively qualifying licensed application partners that already have an existing customer base in certain territories (Houston, Alberta, and Los Angeles) to provide services in territories that it is not currently able to service directly.  We believe that this strategy will lead to acquisition or market entry into these markets, while supporting economies of scale for the powder production needed to meet product cost targets.

MesoCoat’s PComP™-W high performance materials are now established with initial customers and adoption is expected to increase through qualified regional application partners, with capacity being expanded to match growing demand. PComP™-T best-value chrome plating products are in initial sales and final field testing trials, though coating applicators and partnerships with original equipment manufacturers. A six fold capacity expansion and the introduction of higher value application

(component) services is underway. The CermaClad™ corrosion resistant (CRA) product is undergoing manufacturing scale-up and detailed process and quality engineering to enable the production of a full scale, commercially acceptable product, leading to  qualification for critical, major oil and gas production projects.

MesoCoat’s wholly-owned subsidiary MesoCoat Coating Services, Inc. was formed on June 2013 to extract maximum value from the PComP™ family by offering high margin coating services starting in late 2013.

Sales Agency Agreement for Mexico and Central America

Abakan announced on September 16, the entry into the Mexican and Central American markets by signing an exclusive sales agent agreement with Metallurgic Solutions, S.A. de CV (“MetalSol”) to introduce MesoCoat’s products into Mexico, Guatemala, El Salvador, Honduras, Nicaragua, Costa Rica,

and Panama. MetalSol will also assist MesoCoat in the establishment of production and service operations in Mexico for its PComP™ long-life metal coatings, CermaClad™ clad steel, and future products that are currently under development.

Product Development Timeline

PRODUCT

COMMERCIAL TIMELINE

TIME (MONTHS)

As of 8/31/13

PComP™ W

Growth and expansion

Current

PComP™ T

Partner sales

Current

PComP™ M

Market entry

3

PComP™ S

Qualification

12

ZComP™

Development

24

CermaClad™ CRA

Full scale product API qualification

12

CermaClad™ WR

Development

14

CermaClad™ LT

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

PRODUCT

COMMERCIAL EXPANSION

TIMELINE

TIME (MONTHS)

As of 8/31/13

PComP™ Coating Services

Market entry for PComP™-M

3

CermaClad™ CRA

Demonstration order for full scale

pipe

9

MesoCoat's Exclusivity Agreement with Mattson Technology, Inc.

On April 7, 2011, MesoCoat and Mattson Technology Inc. (“Mattson”) entered into an Exclusivity

Agreement for the supply of customized arc lamps for cladding applications. That agreement required

MesoCoat to pay non-recurring engineering and exclusively purchase plasma arc lamp systems and power supplies customized by Mattson for Mesocoat’s field of use.  Matson agreed to develop these specialized plasma arc lamp systems and exclusively sell such modified systems to MesoCoat in our field of use.  The

Exclusivity Agreement also required MesoCoat and Mattson to enter into a separate supply agreement for plasma arc lamps over a fixed number of years on terms set by the Exclusivity Agreement.

Mattson failed to provide plasma arc systems that were adequate  in Mesocoat’s field of use,  and has refused to enter into a long term supply agreement on the terms required by the Exclusivity Agreement.

On July 12, 2013, MesoCoat sent its notice of breach of the terms of the Exclusivity Agreement and breach of related purchase orders. Mattson’s attempt to cure the breaches to date have been unsuccessful.

MesoCoat continues to work with Mattson to achieve its goal of developing fully operational plasma arc lamp systems.

As a consequence of Mattson’s failure to provide fully functional and reliable plasma arc lamps as required, MesoCoat may be required to develop alternative technology and suppliers. Delays caused by late deliveries, the design and manufacturing defects, and insufficient technical support of the two lamp systems acquired from Mattson, and the breach of the Exclusivity Agreement have interfered with the

MesoCoat’s ability to commence production as projected.

Results of Operations

For the three months ended

August 31,

Change

Revenues

2013

2012

$

%

Commercial

$

25,247     $

19,300     $

5,947

31

Contract and grants

63,403

547,327

(483,924)

(88)

Other income

-

268,756

(268,756)

(100)

88,650

835,383

(746,733)

(89)

Gross profit

8,118

498,609

(490,491)

(98)

General and administrative

2,098,040

1,322,434

775,606

59

Stock options expense

318,480

459,784

(141,304)

(31)

Operation Loss

(2,408,402)

(1,283,609)

(1,124,793)

88

Interest exp & amort of discount on debt

(176,892)

(284,896)

108,004

(62)

Other income (expense)

(144,829)

44,868

(189,697)

(423)

Loss before non-controlling interest

(2,730,123)

(1,523,637)

(1,206,486)

79

Non-Controlling interest in MesoCoat loss

591,320

116,254

475,066

409

Loss before income taxes

(2,138,803)

(1,407,383)

(731,420)

52

Income taxes

-

-

-

Net Income

(2,138,803)

(1,407,383)

(731,420)

52

Revenues

The decrease in contract and grant revenue in the  three month period ending August 31, 2013 over the three month period ending August 31, 2012 is due to the reduction in grant applications as MesoCoat has focused on developing and commercializing its products. The decrease in revenue in the current three month period when compared to the prior three month period is in other revenue which was comprised mostly of amounts paid by Petrobras in the prior period.

We expect grant revenue to continue to decrease over the next nine months as government sponsored contracts that commenced late last year are completed. However, we do expect a significant increase in commercial revenue over the next twelve months as the PComP™ powder production capacity is brought online.  During the current three month period MesoCoat began the acquisition and installation of larger scale manufacturing equipment required to expand PComP™ sales. Qualifying process changes with the larger batch sizes and downtime while installing the new larger production equipment temporarily impacted PcomP™ production during the period. We remain focused on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit

Gross profits in both periods can be wholly attributed to the operations of MesoCoat.  The $490,491 decrease in gross profit in the three month period ending August 31, 2013 over the three month period ending August 31, 2012, is the result of the decrease in other revenue generated under the terms and conditions of the cooperation agreement with Petrobras.

We expect gross profit to decrease over the next twelve months as result of the reduction in grant applications.  This reduction is expected to be offset at an increase in profit margin throughout the year as

MesoCoat expands its PComP™ product line.

Net Losses

We do not expect to realize net income in the near term as anticipated operational expenses associated most significantly with research and development, consulting, payroll expenses and the depreciation and amortization of existing assets are expected to increase. The increases are expected to be the direct result of continued research and development costs associated with the CermaClad™ product line in addition to costs anticipated for the building of the planned manufacturing plant in Batam, Indonesia.

Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2014.

Expenses

The $775,606 increase in operating expenses in the three month period ending August 31, 2013, over the three month period ending August 31, 2012, can be attributed in part to: payroll and related costs increased by $351,009 as the result, in part, of Abakan agreeing to place approximately $235,000 of

Abakan’s restricted stock into the respective MesoCoat and Powdermet retirement plans, which cost and related expense was accrued in the current fiscal quarter; the $195,009 increase in research and development costs as Abakan continues to develop its products for commercial applications; professional fees increased by $200,018 for the three month period as result of increased legal fees associated the legal representation for the exclusive sales agent agreement for the Mexican and Central American markets,

legal representation in the negotiation and drafting of an agreement with a European equipment manufacturer, and with on-going litigation. In addition to the increases noted above, payroll and benefits also increased due to Abakan employing a chief financial officer and MesoCoat employing a chief operating officer during the quarter. Depreciation and amortization increased by $112,919 due to the commencement of depreciation on the new Cermaclad™ equipment and leasehold improvements in

Euclid, Ohio offset by the elimination of the amortization expense relating to the Mattson Exclusivity

Agreement. Stock option expense decreased since stock options that were previously granted have started to become fully vested and expensed.

We expect that operating expenses will continue to increase as our aggressive growth strategy over the next five years will require significant increases in personnel and facilities along with significant research and development to ensure that products nearing commercialization are brought to market as quickly and as effectively as possible.

Interest Expense and Amortization of Discount on Debt

The $108,004 decrease in interest and amortization expenses in the three month period ending August 31,

2013, over the three month period ending August 31, 2012, was due to the prior discounts becoming fully amortized. The future amortization of the discount of debt will further decrease and be partially offset by higher interest on debt.

Other Expense/Income

The $189,697 decrease in other expense / income in the three month period ending August 31, 2013, over the three month period ending August 31, 2012, was due to Abakan a $41,175 equity gain in Powdermet income in the period ending August 31, 2012, versus a $144,632 loss in the period ending August 31,

2013.

We expect to continue to incur other expense in future periods due to the interest accruing on convertible debt and the anticipated increase in interest on new debentures that are required for future growth.

Income Tax Expense (Benefit)

Abakan may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit once taxable income is generated.

Capital Expenditures

Abakan has spent significant amounts of investment activities for the period from June 27, 2006,

(inception) to August 31, 2013, which amounted to $8,826,832.  A large portion of these expenditures are related to plant, property and equipment in the construction of the manufacturing facility in Euclid, Ohio,

and a minority interest in Powdermet.

Liquidity and Capital Resources

Abakan has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

Abakan had stockholders’ equity of $7,301,173 and a working capital deficit of $4,669,605 at August 31,

2013.

Cash flows

Key elements to the Consolidation Statement of Cash Flows for the three months ended August 31, 2013 and 2012:

Since

2013

2012

Inception

Net Change in Cash and Cash Equivalents

Provided by (used in):

Development Stage activities

$

(572,281)     $

(466,972)     $

(6,471,598)

Investing activities

(301,947)

(293,440)

(8,826,832)

Financing activities

667,970

509,664

15,325,212

Net Change in cash and cash equivalents

$

(206,258)     $

(250,748)     $

26,782

Net cash used in development stage activities resulted from current period loss plus certain non-cash items which included depreciation, amortization of discount on debt, stock issued for services and stock option expense plus net change accrued liabilities, accounts payable, accrued interest on loans payable,

prepaid expenses and accounts receivable.  We expect to continue to generate negative cash flow in operating activities until such time as net losses transition to net income.

Net cash used in investing activities in the current period can be primarily attributed to the purchase of property, plant and equipment, and capitalized patents and licenses.  We expect to continue to generate negative cash flow in investing activities as Abakan increases its investment in property, plant and equipment through MesoCoat.

Net cash provided by financing activities in the current period is attributable to proceeds from loans payable, offset by payments on loans payable and repayments on capital leases.  We expect to continue to generate positive cash flow from financing activities as Abakan seeks new rounds of financing to build its business.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Abakan will require additional debt or equity financing. We had no firm commitments or arrangements for financing at August 31, 2013.  To date most of Abakan’s financings have come from current shareholders that we expect will continue in the immediate future, as we continue to pursue a number of prospective sources that include engaging an investment bank, industry and/or strategic partners, sale of additional equity, and the procurement of short and long term debt. We face certain financial obstacles to attracting new financing due to our status as a technology company just entering sales with a historical record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that Abakan will be able to obtain the financing required to meet its stated objectives or even to continue as a going concern.

Abakan does not expect to pay cash dividends in the foreseeable future.

Abakan has a defined stock option plan titled “The Abakan Inc., 2009 Stock Option Plan” and contractual commitments with all of its officers and directors.

Abakan has plans for the purchase of plant or equipment in connection with expansion of the PComP™

powder production commercial line.   MesoCoat has obtained verbal commitments for future capital expenditures from Abakan to fund any shortfalls (including plant and equipment) in the expansion of the

PComP™ powder equipment required for expansion should it not be able to raise funds in the normal course of business.

Abakan intends to increase the number of employees engaged by MesoCoat on completion on the

PComP™ product line expansion and upon completion of development and commercialization of the

Cermaclad™ product in the new Euclid, Ohio manufacturing facility.

Off Balance Sheet Arrangements

As of August 31, 2013, Abakan had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Abakan’s auditors have expressed an opinion that refers to our ability to continue as a going concern as a result of net losses of $13,545,788 and a working capital deficit of $2,222,670 as of May 31, 2013. Our ability to continue as a going concern is dependent on realizing net income from operations, gains on investment, obtaining funding from outside sources or realizing some combination of these objectives.

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

 ▪     our ability to generate net revenue from operations or gains on investments;

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

Interest Rate Risk

Our exposure to interest rate risk primarily relates to the interest income generated by excess cash deposited in interest bearing accounts. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments.  We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income, at our current balance levels the change in our interest income will not be material, assuming consistent balance levels.

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

Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

Since the end of the prior reporting period, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Abakan’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Uptick Capital, LLC.

Abakan initiated legal proceedings against Uptick Capital, LLC. (“Uptick”) on November 7, 2012, in the

United States District Court for the Southern District of New York Superior Court. The claim is based on

Uptick’s alleged failure to perform according to the terms of a consulting agreement dated November 1,

2010, pursuant to which Uptick was to identify and introduce suitable investors to Abakan in exchange for certain consideration including 60,000 shares. Abakan seeks the return of the 60,000 shares delivered which were subsequently sold or in the alternative for a judgment in an amount to be ascertained in excess of $1,000,000 for damages in addition to reasonable attorney’s fees and court costs. The parties are currently in the process of exchanging document disclosure. Abakan believes that is will be successful in the pursuit of its claims.

Paloma Capital Group Ltd.

Abakan initiated legal proceedings against Paloma Capital Group Ltd (“Paloma”) on July 2, 2013, in the

Circuit Court in and for Miami-Dade County. The claim is based on Paloma’s failure to perform according to the terms of a consulting agreement dated May 2, 2011, pursuant to which Paloma was to introduce suitable investors to Abakan in exchange for certain consideration including 50,000 shares of

Abakan and 150,000 stock options to purchase shares of Abakan. The suit demands the return of the

Abakan shares and the stock options. Paloma is yet to be served with the complaint. Abakan believes it will be successful in the pursuit of its claims.

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

Abakan has incurred net losses of $15,684,591 for the period from June 27, 2006 (inception) to August

31, 2013.  Since we have been without significant revenue since inception and have only recently transitioned to producing limited revenue, as a result of the business combination with MesoCoat,

historical losses may continue into the future.

Abakan has a history of uncertainty about continuing as a going concern.

Abakan’s audits for the periods ended May 31, 2013 and 2012 expressed an opinion as to its ability to continue as a going concern as a result of net losses of $13,545,788 since inception and a working capital deficit of $2,222,670 as of May 31, 2013. Unless Abakan is able to produce net income over successive future periods its ability to continue as a going concern will be in jeopardy.

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

Abakan’s success is dependent on its ability to commercialize proprietary technologies to the point of generating sufficient revenues to sustain and expand operations.

Abakan’s near term future operation is dependent on its ability to commercialize proprietary technologies to produce sufficient revenue to sustain and expand operations. The success of these endeavors will require that sufficient funding be available to assist in the development of its business interests. Currently,

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

We expect to generate revenue from our interest in MesoCoat and realize a gain on our interest in

Powdermet from the sale of products and processes produced by MesoCoat and Powdermet. Market acceptance of those products is therefore critical to our growth. If our customers do not accept or purchase those products or processes produced by MesoCoat and Powdermet, then our revenue, cash flow and operating results will be negatively impacted.

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

Abakan and those entities in which it holds an interest may face liability claims.

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

NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If Abakan remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any,

for our securities. If Abakan’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

The elimination of monetary liability against Abakan’s directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by Abakan and may discourage lawsuits against our directors, officers and employees.

Abakan’s articles of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to us and our stockholders; further, Abakan is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. Abakan may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which Abakan may be unable to recoup.

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

None

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

34 of this Form 10-Q, and are incorporated herein by this reference.

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

October 15, 2013

By: Robert H. Miller

Its: Chief Executive Officer, and Director

/s/ David G. Charbonneau

October 15, 2013

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

21*

Subsidiaries of the Company, incorporated hereto by reference to the Form 10-K filed with the Commission on August 29, 2013.

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

99*

Powdermet audited financial statements for the period ended May 31, 2013, incorporated hereto by reference to the Form 10_K filed with the commission on August 29th 2013.

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

35