Form 10-Q
period 2013-11-30
ABAKAN, INC
filed 2014-01-09
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended November 30, 2013.

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

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the only class of voting stock), at January 8, 2014 was 64,472,598.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed Consolidated Balance Sheets for the period ended

4

November 30, 2013 (unaudited)  and May 31, 2013

Unaudited Condensed Consolidated Statements of Operations for the

5

Three and six months ended November 30, 2013 and  2012, and cumulative amounts from development stage activities (June 27, 2006 (Inception) through

November 30, 2013)

Unaudited Condensed Consolidated Statements of Cash Flows for the

6

six months ended November 30, 2013 and 2012, and cumulative amounts from development stage activities (June 27, 2006 (inception) through November 30,

2013)

Condensed Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

16

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

26

Item 4.

Controls and Procedures

26

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

27

Item 1A.

Risk Factors

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 3.

Defaults Upon Senior Securities

33

Item 4.

Mine Safety Disclosures

33

Item 5.

Other Information

33

Item 6.

Exhibits

33

Signatures

34

Index to Exhibits

35

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

November

30,

May 31,

2013

2013

(unaudited)

ASSETS

Current assets

Cash and cash equivalents

$

91,368     $

233,040

Accounts receivable

140,367

105,523

Note receivable - related parties

4,500

4,500

Prepaid expenses

56,310

117,028

Other current assets

8,164

15,799

Total current assets

300,709

475,890

Non-current assets

Property, plant and equipment, net

5,671,188

5,595,007

Patents and licenses, net

6,214,659

7,545,163

Assignment agreement - MesoCoat

190,792

210,528

Investment - Powdermet (Note 3)

2,226,742

2,449,312

Goodwill

364,384

364,384

Total Assets

$

14,968,474     $

16,640,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

1,463,302     $

890,791

Accounts payable - related parties

446,947

251,004

Capital leases - current portion (Note 4)

29,300

28,006

Loans payable, net of discounts of $0 and $160,472 (Note 4)

4,365,773

965,555

Accrued interest - loans payable

182,153

153,825

Loan payable- related parties (Note 4)

18,530

30,000

Deferred revenue

293,433

-

Accrued interest – related parties

62

1,987

Accrued liabilities

834,391

377,392

Total current liabilities

7,633,891

2,698,560

Non-current liabilities

Loans payable (Note 4)

1,131,250

4,241,278

Capital leases - non-current portion (Note 4)

59,466

63,875

Total liabilities

8,824,607

7,003,713

Commitments and contingencies

Stockholders' equity

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

64,412,598 issued and outstanding – November 30, 2013,

64,284,855 issued and outstanding - May 31, 2013

6,443

6,430

Subscription receivable

-

(76,244)

Paid-in capital

21,786,794

20,833,426

Contributed capital

5,050

5,050

Accumulated deficit during the development stage

(17,108,232)

(13,545,788)

4,690,055

7,222,874

Non-controlling interest

1,453,812

2,413,697

Total stockholders' equity

6,143,867

9,636,571

Total liabilities and stockholders' equity

$

14,968,474     $

16,640,284

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

(A DEVELOPMENT STATE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended

For the six months ended

June 27, 2006

November 30,

November 30,

(inception) to

Revenues

2013

2012

2013

2012

November 30, 2013

Commercial

$

112,140     $

50,781      $

137,387  $

70,081   $

405,140

Contract and grants

71,625

777,502

135,028

1,324,829

3,890,282

Other income

10,094

(268,756)

10,094

-

774,973

193,859

559,527

282,509

1,394,910

5,070,395

Cost of revenues

106,640

205,227

187,172

542,001

1,975,443

Gross profit

87,219

354,300

95,337

852,909

3,094,952

Expenses

General and administrative

General and administrative

192,750

176,990

379,110

338,677

2,105,764

Professional fees

139,213

136,933

459,535

257,237

1,542,404

Professional fees - related parties

15,000

15,000

33,028

30,000

258,028

Consulting

245,658

259,085

519,467

623,017

3,606,246

Consulting - related parties

40,500

123,250

119,000

222,677

1,800,230

Payroll and benefits expense

306,051

160,701

840,036

343,677

2,687,139

Depreciation and amortization

193,646

108,432

392,065

193,932

1,141,221

Research and development

341,331

242,586

829,948

536,194

2,914,454

Impairment of asset

-

-

-

-

180,000

Stock expense on note conversion

-

37,223

-

37,223

730,097

Stock options expense

301,185

439,427

619,665

899,211

5,035,945

Total expenses

1,775,334

1,699,627

4,191,854

3,481,845

22,001,528

Loss from operations

(1,688,115)

(1,345,327)

(4,096,517)

(2,628,936)

(18,906,576)

Other (expense) income

Interest expense:

Interest – loans

(60,365)

(119,244)

(99,280)

(223,012)

(647,159)

Interest - related parties

(500)

(773)

(1,113)

(773)

(8,446)

Liquidated damages

-

-

-

-

(250,000)

Amortization of discount on debt

-

(215,957)

(137,364)

(397,085)

(1,588,517)

Total interest expense

(60,865)

(335,974)

(237,757)

(620,870)

(2,494,122)

Interest income

4

62

7

3,755

8,172

Creditor Fee

-

-

-

-

(241,051)

Gain on debt settlement

-

-

-

-

274,967

Gain on sale of assets

-

-

-

-

428,796

Unrealized gain on MesoCoat acquisition

-

-

-

-

1,764,345

Equity in Powdermet income/ (loss)

(77,738)

(100,276)

(222,570)

(59,101)

576,742

Equity in MesoCoat loss

-

-

-

(586,020)

Total Other (expense) income

(138,599)

(436,188)

(460,320)

(676,216)

(268,171)

Net profit/ (loss) before non-controlling

interest

(1,826,714)

(1,781,515)

(4,556,837)

(3,305,152)

(19,174,747)

Non-controlling interest in MesoCoat Loss

403,073

209,062

994,393

325,316

2,066,515

Net profit/ (loss) attributable to Abakan

(1,403,641)

(1,572,453)

(3,562,444)

(2,979,836)

(17,108,232)

Provision for income taxes

-

-

-

-

-

Net profit/ (loss)

$    (1,423,641)     $      (1,572,453)    $   (3,562,444)  $

(2,979,836)   $

(17,108,232)

Net profit/ (loss) per share – basic

$

(0.02)     $

(0.03)    $

(0.06)  $

(0.05)

Net profit/ (loss) per share – diluted

$

(0.02)     $

(0.03)    $

(0.06)  $

(0.05)

Weighted average number of common

shares outstanding – basic

64,332,583

61,999,242

64,308,589

61,806,104

Weighted average number of common

shares outstanding – diluted

64,332,583

61,999,242

64,308,589

61,806,104

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended

June 27, 2006

November 30,

(Inception) to

2013

2012

November 30, 2013

NET CASH (USED IN) DEVELOPMENT STAGE

ACTIVITIES

$

(1,349,762)

(893,513)

(7,249,079)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, equipment and website

(434,087)

(1,214,142)

(4,216,289)

Proceeds from sale of capital assets

470,921

MesoCoat - minority interest, net of cash assumed in

business combination

(2,390,266)

Investment in MesoCoat

(750,070)

Powdermet - minority interest

(1,650,000)

Assignment agreement – MesoCoat

(100,000)

Capitalized patents and licenses

(20,200)

(22,451)

(163,468)

Waste to Energy Group Inc.

(180,000)

NET CASH USED IN INVESTING ACTIVITIES

(454,287)

(1,236,593)

(8,979,172)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock

76,244

1,091,101

9,300,514

Proceeds from loans payable

1,610,000

1,037,580

7,568,579

Payments on loans payable

(20,752)

(138,974)

(604,219)

Proceeds from loans payable - related parties

-

66,200

145,880

Payments on loans payable – related parties

-

(36,253)

(15,137)

Repayments of capital leases

(3,115)

(18,023)

(81,048)

Stock Issuable

(15,500)

-

Proceeds from capital contributed

-

-

5,050

NET CASH PROVIDED BY FINANCING

ACTIVITIES

1,662,377

1,986,131

16,319,619

NET INCREASE (DECREASE)  IN CASH AND

CASH EQUIVALENTS

(141,672)

(143,975)

91,368

CASH AND CASH EQUIVALENTS, BEGINNING

OF PERIOD

233,040

859,566

-

CASH AND CASH EQUIVALENTS, END OF

PERIOD

$

91,368     $

715,591     $

91,368

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2013 and 2012

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of

America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly,

they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)

considered necessary for a fair presentation of Abakan’s financial position as of November 30, 2013, and the results of its operations and cash flows for the six months ended November 30, 2013, have been made.

Operating results for the six months ended November 30, 2013 are not necessarily indicative of the results for the year.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2013 contained in  Abakan’s Form 10-K.

Consolidation Policy

The accompanying November 30, 2013 financial statements include Abakan’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Abakan’s ownership of its subsidiaries as of November 30, 2013 is as follows:

Name of Subsidiary

Percentage of Ownership

AMP SEZC (Cayman)

100.0%

AMP Distributors (Florida)

100.0%

MesoCoat, Inc.

52.5%

MesoCoat, Inc. (“MesoCoat”) formed a wholly-owned subsidiary, MesoCoat Coating Services, Inc. on

June 13, 2013. There was no financial activity during the quarter ending November 30, 2013.

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

Development Stage Enterprise

At November 30, 2013, Abakan’s business operations had not fully developed and are dependent upon funding and therefore Abakan is considered a development stage enterprise.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2013 and 2012

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. Abakan provides an allowance for doubtful accounts based on management's periodic review of accounts, including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of November 30, 2013 management has determined that no allowance for doubtful accounts is required.

Deferred Revenue

Deferred revenue represents revenues collected but not earned as of the reporting date.

Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, Abakan has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued (Note 9).

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Abakan will continue as a going concern.  Abakan had net losses for the period from June 27, 2006 (inception) to the period ended

November 30, 2013, of $17,108,232 and a working capital deficit of $7,333,182.  These conditions raise substantial doubt about Abakan’s ability to continue as a going concern. Abakan’s continuation as a going concern is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Since inception Abakan has funded its operations through the issuance of common stock, debt financing, related party loans and advances. Abakan is committed to aggressively pursuing its present business plan and, and will seek additional debt and or equity financing as required to meet its objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2013 and 2012

3.   INVESTMENT IN NON-CONTROLLING INTEREST

Powdermet, Inc.

Abakan owns a forty one percent (41%) interest in Powdermet.  Powdermet owns 47.5% of MesoCoat as of November 30, 2013.  Abakan’s 41% ownership of Powdermet, results in indirect ownership of the shares of MesoCoat that Powdermet owns.  On June 13, 2013, Powdermet formed a wholly owned subsidiary, Terves Inc.  There was minimal financial activity during the quarter ending November 30,

2013, for Terves.  The results for Terves Inc. have been consolidated in the results of Powdermet.

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

Investment balance, May 31, 2013

$

2,449,312

Equity in loss for six months ended November  30, 2013

(222,570)

Investment balance, November 30, 2013

$

2,226,742

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet Inc.

For the six months ended

For the six months ended

November 30, 2013

November 30, 2012

Equity Percentage

41%

41%

Condensed income statement information:

Total revenues

$

1,017,706     $

1,238,694

Total cost of revenues

291,113

492,708

Gross margin

726,593

745,986

Total expenses

(593,871)

(583,669)

Minority interest loss in MesoCoat

(994,394)

(306,465)

Provision for income tax benefit

318,818

-

Net profit/ (loss)

$

(542,854)     $

(144,148)

Abakan’s equity in net profit/(loss): 41%

$

(222,570)     $

(59,101)

Condensed balance sheet information:

November 30, 2013

May 31, 2013

Total current assets

$

1,206,111      $

536,111

Total non-current assets

2,061,569

3,077,305

Total assets

$

3,267,680      $

3,613,416

Total current liabilities

$

605,293      $

260,897

Total non-current liabilities

1,529,185

1,676,463

Total liabilities

2,134,478

1,937,360

Total equity

1,133,202

1,676,056

Total liabilities and equity

$

3,267,680      $

3,613,416

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2013 and 2012

4.  LOANS PAYABLE

As of November 30, 2013, and May 31, 2013, the loans payable balance was comprised of:

Description

November

May 31, 2013

30, 2013

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

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

19,350

19,350

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

20,000

20,000

Collateralized term note to an unrelated entity bearing 5% interest per annum

689,000

-

which matures on April 29, 2014

Collateralized term note to an unrelated entity bearing 5% interest per annum

80,000

-

which matures on April 29, 2014

Collateralized term note to an unrelated entity bearing 5% interest per annum

180,000

-

which matures on April 29, 2014

Uncollateralized demand notes to an unrelated entity bearing 5% interest per

500,000

-

annum

Uncollateralized demand notes to an unrelated entity bearing 5% interest per

50,000

-

annum

Uncollateralized demand notes to an unrelated entity bearing 5% interest per

70,000

-

annum

Uncollateralized demand notes to an unrelated entity bearing 6% interest per

20,000

annum

Collateralized note to an unrelated entity bearing 1% interest for the first year and

1,000,000

1,000,000

then 7% per annum for years two – seven.

Uncollateralized demand note to a related entity bearing 8% interest per annum

18,530

30,000

Convertible demand note to an unrelated entity bearing 7.5% imputed interest per

44,216

48,228

annum which matures on July 10, 2018.

Uncollateralized notes to an unrelated entity bearing 8% interest per annum,

405,000

405,877

matures on September 15, 2014

Capital leases payable to various vendors expiring in various years through

88,766

91,881

September 2016; collateralized by certain equipment with a cost of $205,157.

Collateralized 5 year term note to an unrelated entity bearing 5.15% interest

145,607

-

Uncollateralized demand note to an unrelated entity for royalties shown net of

-

1,576,892

discount of  $23,108

$

5,604,319     $

5,328,714

Less current liabilities

4,413,603

1,023,561

Total long term liabilities

$

1,190,716     $

4,305,153

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2013 and 2012

4.  LOANS PAYABLE - CONTINUED

On October 30, 2013, Abakan and MesoCoat entered into an agreement with an unrelated entity in which

$680,000 of uncollateralized demand notes and $9,000 in accrued interest were exchanged for a

$689,000, 5% secured promissory note maturing on April 29, 2014.   The agreement also includes the

commitment by the unrelated entity to loan MesoCoat $80,000 on closing and three loans of $180,000 loans on November 11, 2013, December 10, 2013 and January 10, 2014 under the same terms of the

$689,000 note.

5.  STOCKHOLDERS' EQUITY

Common Stock Issuances

For the six months ended November 30, 2013, Abakan issued the following shares for services and compensation:

On October 25, 2013, we issued 19,802 shares of our common stock for services performed valued at

$60,000.

On October 25, 2013, we issued 25,000 shares of our common stock for services performed valued at

$73,500.

On October 25, 2013, we issued 57,242 shares of our common stock to the MesoCoat Inc. Supplemental

Discretionary Tax-Qualified Profit Sharing Plan and Trust valued at $72,728.

On October 25, 2013, we issued 25,699 shares of our common stock to the Powdermet, Inc. Supplemental

Discretionary Tax-Qualified Profit Sharing Plan and Trust valued at $72,728.

A summary of the common stock warrants granted, forfeited or expired during the six months ended

November 30, 2013 and the year ended May 31, 2013 is presented below:

Weighted

Weighted

Average

Average

Remaining

Number of

Exercise

Contractual

Warrants

Price

Terms (In Years)

Balance at June 1, 2012

2,066,296

$

1.64

2.00 years

Granted

1,186,934

2.35

Exercised

(270,233)

1.50

Forfeited or expired

(140,005)

1.50

Balance at May 31, 2013

2,842,992

$

1.80

1.18 years

Granted

-

-

Exercised

-

-

Forfeited or expired

-

-

Balance at November  30, 2013

2,842,992

$

1.80

.67 years

Exercisable at November 30, 2013

2,842,992

$

1.80

.67 years

Weighted average fair value of

options granted during the six months

ended November 30, 2013

$

NA

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2013 and 2012

5.  STOCKHOLDERS' EQUITY - CONTINUED

The following table summarizes information about the common stock warrants outstanding at

November 30, 2013:

Warrants Exercisable

Weighted

Weighted

Weighted

Range of

Average

Average

Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Price

Outstanding

Contractual Life

Price

Exercisable

Price

$

1.25

1,306,595

.30 Years

$

1.25

$

1,306,595     $

1.25

$

1.50

250,000

1.40 Years

$

1.50

$

250,000     $

1.50

$

2.00

574,463

.54 Years

$

2.00

$

574,463     $

2.00

$

2.70

576,272

1.14 Years

$

2.70

$

576,272     $

2.70

$

3.00

135,662

1.39 Years

$

3.00

$

135,662     $

3.00

2,842,992

.67 Years

$

1.80

$

2,842,992     $

1.80

6.  EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three and six months ended November 30, 2013 and 2012 are calculated by dividing net income by weighted-average common shares outstanding during the period.

Diluted earnings per common share for the three and six months ended November 30, 2013 and 2012 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

For the three months

For the three  months

ended November 30,

ended November 30,

2013

2012

Net earnings (loss) from operations

$

(1,423,641)

$  (1,572,453)

Weighted-average common shares

64,332,583

61,999,242

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

64,332,583

61,999,242

Net earnings per share from operations:

Basic

$

(0.02)

$   (0.03)

Diluted

$

(0.02)

$   (0.03)

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2013 and 2012

6.  EARNINGS-PER-SHARE CALCULATION - CONTINUED

For the six months ended     For the six  months ended

November 30, 2013

November 30,  2012

Net earnings (loss) from operations

$

(3,562,444)

$  (2,979,836)

Weighted-average common shares

64,308,589

61,806,104

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

64,308,589

61,806,104

Net earnings per share from operations:

Basic

$

(0.06)

$   (0.05)

Diluted

$

(0.06)

$   (0.05)

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

For the three months  ended

For the three months

November 30, 2013

ended November 30, 2012

Common Stock Equivalents:

Warrants

2,842,992

2,403,796

Options to purchase common stock

3,716,667

5,860,000

Total of Common Stock Equivalents:

6,559,659

8,263,796

For the six months  ended

For the six months  ended

November 30, 2013

November 30, 2012

Common Stock Equivalents:

Warrants

2,842,992

2,403,796

Options to purchase common stock

3,716,667

5,860,000

Total of Common Stock Equivalents:

6,559,659

8,263,796

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2013 and 2012

7.  STOCK BASED COMPENSATION

2009 Stock Option Plan – Abakan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009,

as amended on June 14, 2012, which provides for the granting and issuance of up to 10 million shares of our common stock.

The total value of employee and non-employee stock options granted during the six months ended

November 30, 2013 and 2012, was $234,271 and $1,315,619, respectively.

For the six months ended November 30, 2013, Abakan granted 80,000 stock options to an officer of

MesoCoat on June 14, 2013.  The officer is not longer employed with the company and the options were not vested and no longer outstanding.

A summary of the options granted to employees and non-employees under the plan and changes during the six months ended November 30, 2013 year ending May 31, 2013 is presented below:

Weighted

Weighted

Average

Average

Remaining

Aggregate

Number of

Exercise

Contractual

Intrinsic

Options

Price

Terms(In Years)

Value

Balance at June 1, 2012

5,160,000

$

0.77

9.00 years

$

185,000

Granted

1,135,000

2.39

Exercised

-

-

Forfeited or expired

(2,495,000)

$

0.69

Balance at May 31, 2013

3,800,000

$

1.26

7.78 years

$

108,750

Granted

80,000

2.94

Exercised

-

-

Forfeited or expired

(163,333)

$

2.10

(16,754)

Balance at November 30, 2013

3,716,667

$

1.26

7.27 years

$

91,996

Exercisable at November  30, 2013

2,654,997

$

0.92

7.27 years

$

--

Weighted average fair value of

options granted during the six

months ending November 30, 2013

$

2.94

8.   COMMITMENTS

There were no new commitments for the six months period ending November 30, 2013.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2013 and 2012

9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. Abakan has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the following:

Abakan issued stock options to key employees and consultants as follows:

We granted 100,000 stock options to an employee of MesoCoat on December 5, 2013, at an exercise price of $1.25 per share, that expire ten years from the grant date, and vest in equal one third parts on each anniversary of the option grant date.

We granted 100,000 stock options to an employee of MesoCoat on December 5, 2013,at an exercise price of $1.25 per share, that expire ten years from the grant date, and vest in equal one third parts on each anniversary of the option grant date.

We granted 200,000 stock options to a consultant of Abakan on December 5, 2013, at an exercise price of

$1.25 per share, that expire ten years from the grant date, and vest in equal one third parts on each anniversary of the option grant date.

We granted 50,000 stock options to a legal advisor of Abakan on December 5, 2013, at an exercise price of $1.25 per share, that expire ten years from the grant date, and vest in equal one third parts on each anniversary of the option grant date.

We granted 50,000 stock options to a consultant of Abakan on December 5, 2013, at an exercise price of

$1.25 per share, that expire ten years from the grant date, and vest in equal halves on December 5, 2013,

and the first anniversary of the option grant date.

Other Business:

On December 10, 2013, MesoCoat received $180,000 in cash in exchange for a collateralized term note to an unrelated entity bearing 5% interest per annum which matures on April 29, 2014.

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

Discussion and Analysis of Financial Conditions and Results of Operations section for the year ended

May 31, 2013, contained in Abakan’s Form 10-K.  Our fiscal year end is May 31.

Abakan

Abakan, through its subsidiaries, designs, develops, manufactures, and markets advanced nano-composite materials, innovative fabricated metal products, highly engineered metal composites, and engineered reactive materials for applications in the oil and gas, petrochemical, mining, aerospace and defense,

energy, infrastructure and processing industries. Our technology portfolio currently includes high-speed,

large-area metal cladding technology, long-life nano-composite anti-corrosion and-wear coating materials, high-strength, lightweight metal composites, and energetic materials. Operations are conducted through our subsidiary, MesoCoat, Inc. (“MesoCoat”) and our affiliate, Powdermet, Inc. (“Powdermet”).

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

MesoCoat in March of 2008. Thereafter, in July of 2008, the coatings and cladding assets of Powdermet were conveyed to MesoCoat through an asset transfer, an IP license, and a technology transfer and manufacturing support agreement.  MesoCoat has exclusively licensed and further developed advanced nano-composite coating materials as well as a proprietary high speed metal cladding process.  MesoCoat is focused on combining corrosion and wear resistant alloys and nano-engineered cermet materials with proprietary high-speed coating or cladding application systems, which will improve the performance life of any coated product at a better value proposition than current alternatives.

MesoCoat’s commercial revenues are comprised of sales of PComP™ powders. Additional revenue is realized from grants and commercial development contracts for product development and customer-

specific solutions. The provision of thermal spray application services will generate commercial revenue within our next reporting period.

PComP™ nano-composite cermet coating solutions unite high wear, corrosion resistance, and toughness,

with a low friction coefficient into one product structure using patented microstructural engineering techniques.  MesoCoat’s Cermaclad™ cladding solutions offer improved metallurgy and higher

application rates compared to other hardfacing and weld cladding alternatives.   Three of MesoCoat’s

PComP™ wear products, PComP™-W333, PComP™ W104, and PComP™-T48 are utilized by original equipment manufacturers (OEM’s) and are being sold commercially . PComP™-M nano-composite metal boride solutions for molten metal corrosion resistance are undergoing extended field testing in preparation for market launch.

MesoCoat’s CermaClad™ CRA solutions, primarily alloy 625 claddings,  are in the process of  extensive internal and external evaluation, certification, and qualification to API (American Petrochemical Institute)

and major oil company standards to ensure compliance with rigorous industry requirements.

Cermaclad™ WRA (wear resistant alloys), including tungsten carbine, nano-composite chromium carbide, and structurally amorphous metal (SAM) alloy claddings are also undergoing advanced testing and qualification for use in the construction equipment, mining, and oil sands extraction industries.

MesoCoat is working to increase PComP™ powder production and coating services to meet current and projected demand.

PComP™

PComP™ is a family of nano-composite cermet coatings that are used to impart wear and corrosion resistance, and to restore the dimensions of metal components, in an environmentally acceptable manner.

Our product competes against chrome and nickel plating, and tungsten carbide thermal spray coatings in the multibillion dollar inorganic metal finishing market.  Competing materials like hexavalent chrome,

carbides and tungsten carbide cobalt have become major headaches for industrial producers in the metal finishing industry since these materials are on the EPA’s hazardous materials watch list and many are banned in a number of countries. While businesses grapple with the need to transition away from these harmful products, PComP™ has become a performance leading solutions platform which has shown order of magnitude improvements in head to head wear and corrosion performance testing while being recognized as one of the few economically viable industry replacement solutions for hard chrome and carbides due to the product line’s advanced corrosion, friction, wear and thermal barrier properties.

The PComP™ portfolio of products utilize nano-structural engineering within a patented family of corrosion resistant coating solutions that combine extreme wear resistance, fracture toughness

(resiliency), and a low friction coefficient in one product. Conventional materials science normally causes toughness to decrease as hardness and wear resistance increase. Our combination of nano-level structure control and advanced ductile phase toughening materials science with engineered nitride, carbide, and boride ceramic materials, has developed patented coating systems that are both very tough and very wear resistant. These materials are tailored for specific environments and applications such as molten metal processing, oil and gas pumping and flow control, and aerospace hydraulics. The unique nano-structure of the PComP™ coatings also result in decreased friction properties similar to those of diamond-like carbon films and solid lubricants that can be used structurally and applied to large components at a fraction of the cost of coatings such as diamond-like carbon.  Low friction reduces wear, improves energy efficiency and extends the life of sliding components, such as drilling rotors, plungers, mandrels, ball and gate valves,

and metal processing equipment.

Equally important, the unique nano-structural design and material combinations of the PComP™ coating solutions results in coatings can be applied and machined much faster than a product based on traditional carbide or other ceramic coating. The higher speeds associated with PComP™ coating applications, and the final machining, results in higher productivity and reduced costs in metal finishing operations, while meeting the highest performance requirements of targeted applications.

The PComP™ product lines are being positioned to compete with two dominant product alternatives:

hard chrome plating and tungsten carbide thermal spray coatings. Our family of nano-composite coatings consists of five products, all of which have shown, in testing by third parties, to provide better wear,

corrosion and mechanical properties at a lower life cycle cost than most of today’s alternatives. PComP™

product lines are expected to provide a high degree of product differentiation and a sustainable competitive advantage in the $10 billion inorganic metal finishing markets, which include original equipment manufacturer (“OEM”) components and the maintenance, repair, and overhaul of industrial assets and machinery in the “components and coatings” segment of our business.

MesoCoat is selling PComP™ coating materials through different channels appropriate to each specific market. OEM’s and government agencies like the U.S. Air Force procure PComP™ raw powders, being vertically integrated, have applied our powders using their own thermal spray and coating application processes. MesoCoat plans to offer coating application services on a regional basis to prospective customers that do not have the capacity to coat their own products. An effort to expand geographically our reach into the higher margin market for coating services is underway. MesoCoat is in the process of qualifying regional application partners in Houston, Alberta, Canada, and Los Angeles to provide thermal spray coating services, and identifying regional metal finishing suppliers for the possibility of future acquisition. The realization of an expansion of our ability to service the need for coating application services is expected to support the economies of scale required for powder production in order to meet product cost targets.

CermaClad™

CermaClad™ is MesoCoat’s cladding process, exclusively licensed from Oak Ridge National Laboratory,

which utilizes a high power plasma arc lamp, to melt, fuse, and metallurgically bond metals, corrosion resistant alloys and/or cermets onto metal substrates, such as plate, pipe, or large components to protect against harsh operating environments. Our metallurgically bonded clad steel solution is optimized to manage the consequences of wear and corrosion damage that can lead to the failure of large oil and gas assets. Oil and gas risers, flowlines, refinery/chemical processing towers and transfer lines, power plant heat exchanger tubes, ships, and bridges all suffer from wear and corrosion damage over time. Within corrosive environments, including seawater, road salt, mining slurry transport lines, unprocessed oil containing water, hydrogen  sulfide, carbon dioxide, chemical processing and transportation equipment,

metals production, and other large industrial applications, asset owners or operators either need to continually maintain and periodically replace major assets, or fabricate assets using expensive, corrosion resistant alloy (CRA) materials.

CermaClad™ will offer a competing, lower overall cost solution to expensive alloys that combines lower cost carbon steel clad with a corrosion resistant alloy.  A clad steel solution such as CermaClad™ is

typically less than half the cost of solid alloy alternatives   and  in some applications, can save up to three

quarters of the capital investment cost, with maintenance free corrosion lifetimes equal to the projected life of any given asset which may range from 30 to 200 years. Management believes that the

CermaClad™ process and related equipment offers the lowest capital cost per unit production, and is scalable to large volumes with low to modest capital investment in plant requirements.

CermaCladTM clad products are being developed and qualified for cladding the inside of full length pipe for use within the oil and gas industries. Clad metals are widely accepted in oil and gas exploration and production, marine transportation, mining, petrochemical processing and refining, nuclear, paper and pulp, desalination, and power generation industries. Each industry sector has slightly different needs and requirements. For instance, to meet growing global energy demands, oil companies continue to extend their offshore drilling efforts into deeper seas. The higher temperatures and corrosivity (carbon dioxide and hydrogen sulfide content) of these deeper reserves, as well as the greater difficulty and expense to inspect, maintain, and replace damaged assets, eliminate plastics and other competing material solutions from consideration, have  significantly increased the use of corrosion resistant alloys and lower cost clad pipe alternatives.

MesoCoat has made significant progress in quality control and the reliability of the pipe cladding process,

including the development of correlations between control variables, dependant variables, and cladding quality. Our work has generated detailed analytical models of the fusion process that enable us to predict,

measure, control, and understand the fusion cladding process, and how that process relates to cladding and base metal quality and performance. Most recently, these efforts have enabled the controlled production of fully clad short sections of pipe with strong metallurgical bond, uniform quality, and good surface finish. Subject to the completion of additional internal testing, clad sections of pipe are soon expected to be released to Petrobras and others for initial qualification.

Mattson Exclusivity Agreement

Due to ongoing supply and support issues with our arc lamp component supplier, Mattson Technology

Inc. (“Mattson”), MesoCoat elected to exit the mutual exclusivity agreement with Mattson and initiated projects to solve the supply and reliability issues associated with the use of full scale production equipment that have been hindering and limiting commercialization efforts. Management has been evaluating the assets acquired from Mattson in order to determine to what extent the assets have been impaired

LIMO Agreement

The Company has entered into an agreement with Lissotschenko Mikrooptic GmbH (“LIMO”) to support

Cermaclad-LT (low thickness) product commercialization, and to extend the application of our cladding technology to smaller diameter pipes.  The LIMO technology creates a new type of thermal micro-climate that delivers superior performance in accuracy and process control compared to the plasma arc lamp for thinner coatings . The highly efficient semiconductor laser technology extends Abakan´s capabilities by more portable systems covering smaller diameter pipes while still providing significant productivity.  These new systems are ideally suited to thinner claddings and smaller diameters that represent large potential markets.

Sales Agency Agreement for Mexico and Central America

Abakan announced on September 16, 2013, entry into the Mexican and Central American markets on signing an exclusive sales agent agreement with Metallurgic Solutions, S.A. de CV (“MetalSol”) to introduce MesoCoat’s products into Mexico, Guatemala, El Salvador, Honduras, Nicaragua, Costa Rica,

and Panama. MetalSol is assisting MesoCoat’s investigation to establish production and service operations in Mexico for its PComP™ long-life metal coatings, CermaClad™ clad steel, and future products that may be developed.

Anticipated Product Development Timeline

The anticipated product development timeline detailed below is based on management’s estimate of the time requisite to bring the respective products to market, all of which products are subject to uncertainties surrounding the actual completion date of any number of items as is normal in product development.

Note, certain of the anticipated commercial timelines presented have not advanced since the end of our last periodic reporting period. Unless otherwise explained below in respect to specific products, the unanticipated delays are attributed, in large part, to ongoing supply and support issues with our arc lamp component supplier, Mattson.

PRODUCT

COMMERCIAL TIMELINE

TIME (MONTHS)

As of 11/30/13

PComP™ W

Growth and expansion

Current

PComP™ T

Partner sales

Current

PComP™ M

Market entry

Current

PComP™ S

Qualification

Delayed

ZComP™

Development

24

CermaClad™ CRA

Full scale product API qualification

10

CermaClad™ WR

Development

14

CermaClad™ LT

Development

24

CermaClad™ HT

Incubation

36

PComP™ M has moved into market entry, with the receipt of initial trial orders from two primary metal

producers.   Subject to successful delivery and performance matching prior test results, we expect these initial orders will turn into recurring business. Producing an industry-leading solution will also provide a base from which MesoCoat coating solutions may be able to leverage customer relationships to include routine component repair services.

Market entry of PComP™ S, specifically developed for military transport applications, as well as

ZComP™ turbine engine life extension materials has been delayed due to sequestration cuts and the reassessment of priorities in the defense sector.  Our expectation, with recent budget agreements, is that this ongoing delay will be resolved and that our progress into penetrating these target markets will resume.

Interest in WR continues to be high, but market entry has been postponed pending the realization of a major partnership for a dedicated facility in Alberta, Canada.  The facility is subject to financing commitments that have been delayed due to a change in the government minister responsible for economic development in the western Canadian provinces.  Despite the delay, we are optimistic that

financing commitment issues have been resolved.   Otherwise, Abakan y continues to pursue a multi-

prong strategy, working with potential channel and industrial partners, government agencies, and end-

users to transition the laboratory performance demonstrated with WR materials into a commercial product.

Product Commercial Anticipated Expansion Timeline

Our intermediate term plan is to expand the presence of our products into the Asia-Pacific and Brazil markets. We remain in the process of negotiating the terms of a “build to suit” agreement through our

Asian subsidiary, PT MesoCoat Indonesia, to construct a manufacturing plant on the island of Batam,

Indonesia.  Due to ongoing concerns surrounding negotiations to construct a build to suit facility in

Recife, Brazil we have broadened our search for a prospective site and possibly a local partnership that

may be a more favorable way to pave market entry into Brazil.   The expected time-frames for either

expansion are yet to be finalized.

Results of Operations

(000)

For the three months ended

For the six months ended

November 30,

Change

November 30,

Change

Revenues

2013

2012

$

%

2013

2012

$

%

Commercial

$

112      $

51      $

61

121

$

137   $

70   $

67

96

Contract and grants

72

778

(706)

(91)

135

1,325

(1,190))

(90)

Other income

10

(269)

279

10

-

10

-

194

560

(366)

(65)

282

1,395

(1,113)

(80)

Gross profit

87

354

(267)

(75)

95

853

(758)

(89)

General and administrative

1,474

1,260

214

17

3,572

2,583

989

38

Stock options expense

301

440

(139)

(31)

620

899

(279)

(31)

Operation Loss

(1,688)

(1,346)

(342)

88

(4,097)

(2,629)

(1,468)

56

Interest exp & amortization

of discount on debt

(61)

(335)

(274)

(82)

(237)

(621)

(384)

(62)

Other income (expense)

(78)

(100)

(22)

(22)

(222)

(55)

167

302

Loss before non-

controlling interest

(1,827)

(1,781)

(46)

3

(4,556)

(3,305)

(1,251)

38

Non-Controlling interest in

MesoCoat loss

403

209

194

93

994

325

669

206

Loss before income taxes

(1,424)

(1,572)

148

(9)

(3,562)

(2,980)

(582)

20

Income taxes

-

-

-

-

-

-

Net Income

(1,424)

(1,572)

148

(9)

(3,562)

(2,980)

(582)

Revenues

The increase in commercial revenue for both the three and six month periods ending November 30, 2013,

over the prior comparative periods is the result of the  commercialization of  PComP™ powders.  The decrease in contract and grant revenue in the three and six month periods ending November 30, 2013,

over the prior comparative periods, is due to a reduction in grant applications, as MesoCoat has focused on commercializing PComP™ powders while continuing ongoing development efforts related to its products.  The negative amount designated “Other income” in the prior three month comparative period ended November 30, 2012, was a result of a reclassification of other revenue to grant revenue.

We expect grant revenue to continue to decrease over the next six  months as government sponsored contracts that commenced late last year are completed. However, we do expect to offset a decrease in grant revenue with a significant increase in commercial revenue over the next six months as an increase in

PComP™ powder production capacity is brought online.  During the current six month period, MesoCoat began to purchase and install the larger scale manufacturing equipment required to expand PComP™

production. Qualifying process changes due to larger batch sizes and the necessary downtime required to install the new equipment temporarily impacted PComP™ production during the period. We remain focused on the development of new products while continuing to commercialize existing product lines.

Gross Profit

Gross profits in both periods can be wholly attributed to the operations of MesoCoat.  The $267,000 and

$758,000 decrease in gross profit in the three and six month periods ending November 30, 2013, over the prior comparative periods is the result of a decrease in grant revenue.  The change in focus from grants to commercial revenue has caused MesoCoat to reallocate employees to research and development work from grant work.

We expect overall gross profit to remain consistent over the next six months and to increase over the

following six months.   Gross profit realized from grant revenue is expected to continue to decrease as result of the reduction in grant applications, which reduction is expected to be offset by an increase in our profit margin throughout the next calendar year as MesoCoat expands sales of the PComP™ product line.

Net Losses

We do not expect to realize net income in the near term as anticipated operational expenses associated most significantly with research and development, consulting, payroll expenses and the depreciation and amortization of existing assets are expected to increase. The increases are expected to be the direct result of continued research and development costs associated with the CermaClad™ product line in addition to costs anticipated for the building of a manufacturing plant in Batam, Indonesia.

Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2014.

Expenses

The $214,000 and $989,000 increase in operating expenses in the three and six month periods ending

November 30, 2013, over the three and six month comparative periods, can be attributed in part to an increase in payroll and related costs of $146,000 and $496,000 over the three and six month comparative periods, a portion of which increase can be attributed to the addition of two new employee positions that were not previously included in prior periods.  MesoCoat added a Chief Operating Officer in January

2013, while Abakan employed a new Chief Financial Officer in December 2012.   Additional labor costs

were also incurred as a result of Abakan issuing restricted stock, valued at approximately $235,000, into the MesoCoat and Powdermet retirement plans, which cost and related expense was accrued in the three month period ending August 31, 2013. Research and development expenses increased by $99,000 and

$294,000 over the three and six month comparative periods, as Abakan continues to develop its products for commercial applications. Professional fees increased by $203,000 for the six month period as result of increased legal fees associated with legal representation for the exclusive sales agent agreement with

Metalsol, legal representation in the negotiation and drafting of an agreement with LIMO, and on-going litigation.

Depreciation and amortization increased by $85,000 and $199,000  over the three and six month comparative periods due to the commencement of depreciation on the new CermaClad™ equipment and leasehold improvements in Euclid, Ohio, offset by the elimination of the amortization expense relating to the Mattson mutual exclusivity agreement. Stock option expenses decreased as stock options that were previously granted have started to vested and have already been expensed.

We expect that operating expenses will continue to increase as our aggressive growth strategy over the next five years will require significant increases in personnel and facilities along with significant research and development activity to ensure that products nearing commercialization are brought to market as quickly and as effectively as possible.

Interest Expense and Amortization of Discount on Debt

The $275,000 and $384,000 decrease in interest and amortization of discount of debt expenses in the three and six month periods ending November 30, 2013, over the prior comparative periods, was due to the prior discounts becoming fully amortized.  The future amortization of the discount of debt will further decrease and be partially offset by a higher interest expense on debt.

Other Expense/Income

The $22,000 decrease and $167,000 increase in other expense / income in the three and six month periods ending November 30, 2013, versus the prior comparative periods, was due to Abakan’s share of  the respective decrease and increase in losses associated with its equity interest in Powdermet over the comparable periods.

We expect to continue to incur other expense in future periods due to interest accruing on convertible debt and the anticipated increase in interest expense anticipated for new debentures that will be required for future growth.

Income Tax Expense (Benefit)

Abakan may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit once taxable income is generated.

Capital Expenditures

Abakan has spent significant amounts of investment activities for the period from June 27, 2006,

(inception) to November 30, 2013, which amounted to $8,979,171.  A large portion of these expenditures are related to plant, property and equipment in the construction of the manufacturing facility in Euclid,

Ohio, and a minority interest in Powdermet.

Liquidity and Capital Resources

Abakan has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

Abakan had stockholders’ equity of $6,143,867 and a working capital deficit of $7,333,182 at November

30, 2013.

Cash flows

Key elements to the Consolidation Statement of Cash Flows for the six months ended

November 30, 2013 and 2012:

	For the six months ending
	November 30,
	2013	2012	Since Inception
Net Change in Cash and Cash Equivalents
Provided by (used in):
Development Stage activities	$(1,349,762)	$(893,513)	$(7,249,079)
Investing activities	(454,287)	(1,236,593)	(8,979,172)
Financing activities	1,662,377	1,986,131	16,319,619
Net Change in cash and cash equivalents	$(141,672)	$(143,975)	$91,368

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

Net cash used in investing activities in the three and six month period ending November 30, 2013, can be primarily attributed to the purchase of property, plant and equipment, and capitalized patents and licenses.

We expect to continue to generate negative cash flow in investing activities as Abakan increases its investment in property, plant and equipment through MesoCoat.

Net cash provided by financing activities in the three and six month period ending November 30, 2013, is attributable to proceeds from loans payable, offset by payments on loans payable and repayments on capital leases.  We expect to continue to generate positive cash flow from financing activities as Abakan seeks new rounds of financing to build its business.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Abakan will require additional debt or equity financing. We had no firm commitments or arrangements for financing at November 30, 2013, except for two $180,000 loans that are to be borrowed by MesoCoat on December 10, 2013, and January 10, 2014.  To date most of

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

MesoCoat has plans for the purchase of plant or equipment in connection with expansion of the PComP™ powder production commercial line and has obtained verbal commitments for future capital expenditures from Abakan and Powdermet to fund any shortfalls (including plant and equipment)  should it not be able to raise funds in the normal course of business.

Abakan intends to increase the number of employees engaged by MesoCoat on completion of the

PComP™ product line expansion and upon completion of development and commercialization of the

Cermaclad™ product at the new Euclid, Ohio manufacturing facility.

Off Balance Sheet Arrangements

As of November 30, 2013, Abakan had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

Interest Rate Risk

Our exposure to interest rate risk primarily relates to the interest income generated by excess cash deposited in interest bearing accounts. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments.  We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income, at our current balance levels the change in our interest income will not be material, assuming consistent balance levels

.

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

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of November 30, 2013, our cash and cash equivalents are held in deposits with maturities of three months or less with banks and other financial institutions having credit ratings of BBB or above. We generally monitor the financial performance of our suppliers and customers,

as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by Abakan’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Abakan’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of November 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Uptick Capital, LLC.

Abakan initiated legal proceedings against Uptick Capital, LLC. (“Uptick”) on November 7, 2012, in the

United States District Court for the Southern District of New York Superior Court. The claim is based on

Uptick’s alleged failure to perform according to the terms of a consulting agreement dated November 1,

2010, pursuant to which Uptick was to identify and introduce suitable investors to Abakan in exchange for certain consideration including 60,000 shares. Abakan seeks the return of the 60,000 shares delivered which were subsequently sold or in the alternative for a judgment in an amount to be ascertained in excess of $1,000,000 for damages in addition to reasonable attorney’s fees and court costs. The parties are currently in the process of exchanging document disclosure and depositions. Abakan believes that is will be successful in the pursuit of its claims.

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

Abakan and 150,000 stock options to purchase shares of Abakan. The suit demands the return of the

Abakan shares and the cancellation of the stock options. Paloma is yet to be served with the complaint.

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

Abakan has incurred net losses of $17,108,232 for the period from June 27, 2006 (inception) to

November 30, 2013.  Since we have been without significant revenue since inception and have only recently transitioned to producing limited revenue, as a result of the business combination with

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 2013, Abakan authorized the grant of 100,000 stock options with an exercise price of

$1.25 per share that expire ten years from the date of grant vesting in equal one-third parts annually beginning on first anniversary date of the grant to Evelina Vogli for employee services rendered, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

On December 5, 2013, Abakan authorized the grant of 200,000 stock options with an exercise price of

$1.25 per share that expire ten years from the date of grant vesting in equal one-third parts annually beginning on first anniversary date of the grant to Costas M. Takkas for incentive to continue advising and consultation, in reliance upon the exemption from registration provided by Section 4(2) of the

Securities Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

On December 5, 2013, Abakan authorized the grant of 50,000 stock options with an exercise price of

$1.25 per share that expire ten years from the date of grant vesting in equal one-third parts annually beginning on first anniversary date of the grant to Orsa & Company for incentive to continue advising and consultation, in reliance upon the exemption from registration provided by Section 4(2) of the Securities

Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

On December 5, 2013, Abakan authorized the grant of 50,000 stock options with an exercise price of

$1.25 per share that expire ten years from the date of grant vesting one-half on date of the grant and one-

half on the first anniversary date of the grant to Vladmir Chernyakov for incentive to continue advising and consultation, in reliance upon the exemption from registration provided by Section 4(2) of the

Securities Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

On December 4, 2013, Abakan authorized the issuance of 10,000 restricted common shares for services within 10 days after acceptance of the investor relation agreement valued at $1.25 a share to Surety

Financial Group Inc. in reliance upon the exemption from registration provided by Section 4(2) of

Securities Act.  Abakan further authorized the issuance of additional 10,000 shares on June 1, 2014, in the event the investor relations agreement is not terminated.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

On December 4, 2013, Abakan authorized the grant of 100,000 stock options with an exercise price of

$1.25 per share that expire ten years from the date of grant vesting in equal one-third parts annually beginning on first anniversary date of the grant to Anupam Ghildyal for employee services rendered, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

On December 4, 2013, Abakan issued 50,000 restricted shares to Orsa & Company at a price of $.65 pursuant to the exercise of vested stock options that were granted on October 10, 2010, for consulting services, in reliance upon the exemption from registrations provided by Section 4 (2) of the Securities

Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

On October 21, 2013, Abakan authorized the issuance of 127,743 shares of restricted common shares to the following entities for services and for a profit sharing retirement program, in reliance upon the exemptions from registration provided by Section 4(2)of the Securities Act:

Name

Consideration

Basis

Shares

Exemption

RedChip Companies, Inc.

$   60,000    Services

19,802

Sec 4(2)

Financial Insight

$   73,500    Services

25,000

Sec 4(2)

MesoCoat     Inc.     Supplemental

$ 161,995    Compensation

57,242

Sec 4(2)

Discretionary

Tax-Qualified

Profit Sharing and Trust

Powdermet   Inc.     Supplemental

$  72,728    Compensation

25,699

Sec 4(2)

Discretionary

Tax-Qualified

Profit Sharing and Trust

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance were isolated private transactions by Abakan which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose;

and (3) the offerees are financially sophisticated.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

35 of this Form 10-Q, and are incorporated herein by this reference.

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

January 9, 2014

By: Robert H. Miller

Its: Chief Executive Officer, and Director

/s/ David G. Charbonneau

January 9, 2014

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

36