Form 10-Q
period 2014-02-28
ABAKAN, INC
filed 2014-04-15
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended February 28, 2014.

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

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the only class of voting stock), at April 14, 2014, was 64,489,547.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed Consolidated Balance Sheets for the period ended

4

February 28, 2014 (unaudited)  and May 31, 2013

Unaudited Condensed Consolidated Statements of Operations for the

5

Three and nine months ended February 28, 2014 and  2013, and cumulative amounts from development stage activities (June 27, 2006 (Inception) through

February 28, 2014)

Unaudited Condensed Consolidated Statements of Cash Flows for the

6

nine months ended February 28, 2014 and 2013, and cumulative amounts from development stage activities (June 27, 2006 (inception) through February 28, 2014)

Condensed Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

18

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

29

Item 4.

Controls and Procedures

30

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

31

Item 1A.

Risk Factors

31

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 3.

Defaults Upon Senior Securities

37

Item 4.

Mine Safety Disclosures

37

Item 5.

Other Information

37

Item 6.

Exhibits

37

Signatures

38

Index to Exhibits

39

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

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

February 28,

May 31,

2014

2013

ASSETS

Current assets

Cash and cash equivalents

$

59,653     $

233,040

Accounts receivable

109,708

105,523

Note receivable - related parties

4,500

4,500

Prepaid expenses

189,966

117,028

Deferred finance fees, net

14,070

15,799

Total current assets

377,897

475,890

Noncurrent assets

Property, plant and equipment, net

5,576,232

5,595,007

Patents and licenses, net

6,221,380

7,545,163

Assignment agreement - MesoCoat

180,923

210,528

Investment - Powdermet

2,153,695

2,449,312

Goodwill

364,384

364,384

Total Assets

$

$ 14,874,511     $

16,640,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

1,773,389     $

890,791

Accounts payable - related parties

568,439

251,004

Capital leases - current portion

29,300

28,006

Loans payable, net of discounts of $0 and $137,364

4,417,948

965,555

Accrued interest - loans payable

241,050

153,825

Loan payable- related parties

18,530

30,000

Accrued interest - related parties

432

1,987

Accrued liabilities

1,200,575

377,392

Total current liabilities

8,249,663

2,698,560

Non-current liabilities

Loans payable

1,482,567

4,241,278

Capital leases – non-current portion

57,864

63,875

Total liabilities

9,790,094

7,003,713

Commitments and contingencies (Note 8)

Stockholders' equity

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

authorized, 64,489,247 issued and outstanding - February 28, 2014,

64,284,855 issued and outstanding - May 31, 2013

6,451

6,430

Paid-in capital

22,186,848

20,833,426

Subscription receivable

-

(76,244)

Subscription payable

236,000

-

Contributed capital

5,050

5,050

Accumulated deficit during the development stage

(18,479,767)

(13,545,788)

3,954,582

7,222,874

Non-controlling interest

1,129,835

2,413,697

Total stockholders' equity

5,084,417

9,636,571

Total liabilities and stockholders' equity

$

$ 14,874,511     $

16,640,284

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

Cumulative

amounts from

development

stage activities

For the three months ended

For the nine months ended

June 27, 2006

February 28,

February 28,

(Inception) to

February 28,

2014

2013

2014

2013

2014

Revenues

Commercial

$

69,120     $

61,125

206,507      $

131,206     $

474,260

Contract and grants

94,400

224,742

229,428

1,549,571

3,984,682

Other income

-

-

10,094

-

774,973

163,520

285,867

446,029

1,680,777

5,233,915

Cost of Revenues

77,824

105,521

264,996

647,522

2,053,267

Gross Profit

85,696

180,346

181,033

1,033,255

3,180,648

Expenses

General and administrative

General and administrative

210,582

254,360

589,692

593,037

2,316,346

Professional fees

99,275

133,195

558,810

390,432

1,641,679

Professional fees - related parties

15,000

15,000

48,028

45,000

273,028

Consulting

280,008

342,066

799,475

965,083

3,886,254

Consulting - related parties

61,500

128,504

180,500

351,181

1,861,730

Payroll and benefits expense

230,890

240,452

1,070,926

584,129

2,918,029

Depreciation and amortization

191,859

108,359

583,924

302,291

1,333,080

Research and development

203,623

357,213

1,033,571

893,407

3,118,077

Impairment of asset

-

-

-

-

180,000

Stock expense on note conversion

-

-

-

37,223

730,097

Stock options expense

352,816

483,365

972,481

1,382,576

5,388,761

Total expenses

1,645,553

2,062,514

5,837,407

5,544,359

23,647,081

Loss from operations

(1 ,559,857)

(1,882,168)

(5,656,374)

(4,511,104)

(20,466,433)

Other (expense) income

Interest expense:

Interest – loans

(79,359)

(90,157)

(178,639)

(313,169)

(726,518)

Interest - related parties

-

-

(1,113)

(773)

(8,446)

Liquidated damages

-

-

-

-

(250,000)

Amortization of discount on debt

-

(210,265)

(137,364)

(607,350)

(1,588,517)

Total interest expense

(79,359)

(300,422)

(317,116)

(921,292)

(2,573,481)

Interest income

7

32

14

3,787

8,179

Loss on debt settlement

-

-

-

-

-

Creditor Fee

-

-

-

-

(241,051)

Gain on debt settlement

-

17,715

-

17,715

274,967

Gain (loss) on sale of assets

(510)

-

(510)

-

428,286

Unrealized gain on MesoCoat acquisition

-

-

-

-

1,764,345

Equity in Powdermet income/ (loss)

(73,047)

(134,261)

(295,617)

(193,362)

503,695

Equity in MesoCoat loss

-

-

-

-

(586,020)

Total Other (expense) income

(152,909)

(416,936)

(613,229)

(1,093,152)

(421,080)

Net (loss) before noncontrolling interest

(1,712,766)

(2,299,104)

(6,269,603)

(5,604,256)

(20,887,513)

Non-controlling interest in MesoCoat Loss

341,231

347,246

1,335,624

672,562

2,407,746

Net (loss) attributable to Abakan Inc.

(1,371,535)

(1,951,858)

(4,933,979)

(4,931,694)

(18,479,767)

Provision for income taxes

-

-

-

-

-

Net (loss)

$

(1,373,535)     $

(1,951,858)     $

(4,933,979)     $

(4,931,694)     $

(18,479,767)

Net (loss) per share - basic

$

(0.02)     $

(0.03)     $

(0.08)     $

(0.08)

Net (loss) per share – diluted

$

(0.02)     $

(0.03)     $

(0.08)     $

(0.08)

Weighted average number of common

shares outstanding – basic

64,481,144

62,618,063

64,365,475

62,073,783

Weighted average number of common

shares outstanding – diluted

64,481,144

62,618,063

64,365,475

62,073,783

ABAKAN, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts from

development stage

activities

For the nine months ended

June 27, 2006

February 28,

(Inception) to

2014

2013

February 28, 2014

NET CASH (USED IN) DEVELOPMENT STAGE ACTIVITIES

$

(1,656,379)     $

(1,718,730)

(7,555,697)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, equipment and website

(517,519)

(2,415,010)

(4,299,721)

Proceeds from sale of capital assets

-

-

470,921

MesoCoat - minority interest, net of cash assumed in business combination

-

-

(2,390,266)

Investment in MesoCoat

-

-

(750,070)

Powdermet - minority interest

-

-

(1,650,000)

Assignment agreement – MesoCoat

-

-

(100,000)

Capitalized patents and licenses

(31,581)

(59,319)

(174,849)

Waste to Energy Group Inc.

-

-

(180,000)

NET CASH PROVIDED BY/ (USED) IN INVESTING ACTIVITIES

(549,100)

(2,474,329)

(9,073,985)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock

76,244

2,091,652

9,300,514

Proceeds from loans payable

1,970,000

1,553,489

7,928,579

Payments on loans payable

(29,435)

(155,278)

(612,902)

Proceeds from loans payable - related parties

-

66,200

145,880

Payments on loans payable - related parties

-

(36,253)

(15,137)

Repayments of capital leases

(4,717)

(24,423)

(82,650)

Stock Issuable

20,000

17,200

20,000

Proceeds from capital contributed

-

-

5,050

NET CASH PROVIDED BY FINANCING ACTIVITIES

2,032,092

3,512,587

16,689,334

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS

(173,387)

(680,472)

59,652

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

233,040

859,566

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

59,653     $

179,094     $

59,652

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2014 and 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of

America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly,

they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)

considered necessary for a fair presentation of Abakan’s financial position as of February 28, 2014, and the results of its operations and cash flows for the nine months ended February 28, 2014, have been made.

Operating results for the nine months ended February 28, 2014 are not necessarily indicative of the results for the year.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2013 contained in  Abakan’s Form 10-K.

Consolidation Policy

The accompanying February 28, 2014 financial statements include Abakan’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Abakan’s ownership of its subsidiaries as of February 28, 2014 is as follows:

Name of Subsidiary

Percentage of Ownership

AMP SEZC (Cayman)

100.0%

AMP Distributors (Florida)

100.0%

MesoCoat, Inc.

52.5%

MesoCoat, Inc. (“MesoCoat”) formed a wholly-owned subsidiary, MesoCoat Coating Services, Inc. on

June 13, 2013. There was no financial activity during the quarter ending February 28, 2014.

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

Development Stage Enterprise

At February 28, 2014, Abakan’s business operations had not fully developed and are dependent upon funding and therefore Abakan is considered a development stage enterprise.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2014 and 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. Abakan provides an allowance for doubtful accounts based on management's periodic review of accounts, including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of February 28, 2014 management has determined that no allowance for doubtful accounts is required.

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

February 28, 2014, of $18,479,767 and a working capital deficit of $7,871,766.  These conditions raise substantial doubt about Abakan’s ability to continue as a going concern. Abakan’s continuation as a going concern is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Since inception Abakan has funded its operations through the issuance of common stock, debt financing, related party loans and advances. Abakan is committed to aggressively pursuing its present business plan and, and will seek additional debt and or equity financing as required to meet its objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2014 and 2013

3.   INVESTMENT IN NON-CONTROLLING INTEREST

Powdermet, Inc.

Abakan owns a forty one percent (41%) interest in Powdermet.  Powdermet owns 47.5% of MesoCoat as of February 28, 2014.  Abakan’s 41% ownership of Powdermet, results in indirect ownership of the shares of MesoCoat that Powdermet owns.  On June 13, 2013, Powdermet formed a wholly owned subsidiary, Terves Inc.  There was minimal financial activity during the quarter ending February 28,

2014, for Terves.  The results for Terves Inc. have been consolidated in the results of Powdermet.

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

Investment balance, May 31, 2013

$

2,449,312

Equity in loss for nine months ended February 28, 2014

(295,617)

Investment balance, February 28, 2014

$

2,153,695

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet Inc.

For the nine months

For the nine months ended

ended

February 28, 2013

February 28, 2014

Equity Percentage

41%

41%

Condensed income statement information:

Total revenues

$

1,593,405     $

1,882,043

Total cost of revenues

482,462

774,137

Gross margin

1,110,942

1,107,906

Total expenses

(1,401,889)

(906,956)

Minority interest loss in MesoCoat

(853,525)

(672,562)

Provision for income tax benefit

423,455

-

Net profit/ (loss)

$

(721,017)     $

(471,612)

Abakan’s equity in net profit/(loss): 41%

$

(295,617)     $

(193,362)

Condensed balance sheet information:

February 28, 2014

May 31, 2013

Total current assets

$

1,099,870      $

536,111

Total non-current assets

1,417,763

3,077,305

Total assets

$

2,517,633      $

3,613,416

Total current liabilities

$

408,827      $

260,897

Total non-current liabilities

1,447,701

1,676,463

Total liabilities

1,856,528

1,937,360

Total equity

661,105

1,676,056

Total liabilities and equity

$

2,517,633      $

3,613,416

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2014 and 2013

4.  LOANS PAYABLE

As of February 28, 2014, and May 31, 2013, the loans payable balance was comprised of:

Description

February 28,

May 31, 2013

2014

Convertible demand note to an unrelated entity bearing 5% interest per annum which

$

1,500,000     $

1,500,000

matures on September 15, 2014. The note is shown net of a discount of $-0- and $-0-,

respectively, attributable to the beneficial conversion feature, and an effective interest rate of

31% due the attached warrants.

Convertible demand note to an unrelated entity bearing 5% interest per annum which

200,000

175,163

matures on September 15, 2014. The note is shown net of a discount of $-0- and $24,837,

respectively, attributable to the beneficial conversion feature, and an effective interest rate of

176% due to the attached warrants.

Convertible demand note to an unrelated entity bearing 5% interest per annum which

500,000

387,473

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

21,308

-

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

30,867

-

Collateralized term note to an unrelated entity bearing 5% interest per annum which matures

689,000

-

on April 29, 2014

Collateralized term note to an unrelated entity bearing 5% interest per annum which matures

80,000

-

on April 29, 2014

Collateralized term note to an unrelated entity bearing 5% interest per annum which matures

180,000

-

on April 29, 2014

Collateralized term note to an unrelated entity bearing 5% interest per annum which matures

180,000

-

on April 29, 2014

Collateralized term note to an unrelated entity bearing 5% interest per annum which matures

180,000

-

on April 29, 2014

Uncollateralized demand notes to an unrelated entity bearing 5% interest per annum

500,000

-

Uncollateralized demand notes to an unrelated entity bearing 5% interest per annum

50,000

-

Uncollateralized demand notes to an unrelated entity bearing 5% interest per annum

70,000

-

Uncollateralized demand notes to an unrelated entity bearing 6% interest per annum

20,000

Collateralized note to an unrelated entity bearing 1% interest for the first year and then 7%

1,000,000

1,000,000

per annum for years two – seven.

Uncollateralized demand note to a related  entity bearing 8% interest per annum

18,530

30,000

Convertible demand note to an unrelated entity bearing 7.5% imputed interest per annum

42,184

48,228

which matures on July 10, 2018.

Uncollateralized notes to an unrelated  entity bearing 8% interest per annum, matures on

405,000

405,877

September 15, 2014

Capital leases payable to various vendors expiring in various years through September 2016;

87,164

91,881

collateralized by certain equipment with a cost of $205,157.

Collateralized 5 year term note to an unrelated entity bearing 5.15% interest

138,956

-

Uncollateralized demand note to an unrelated entity for royalties shown net of discount of

-

1,576,892

$23,108

$

6,006,209     $

5,328,714

Less current liabilities

4,465,778

1,023,561

Total long term liabilities

$

1,540,431     $

4,305,153

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2014 and 2013

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

$689,000 note. As of February 28, 2014, the Company had received the additional $180,000 tranches dated December 10, 2013, and January 10, 2014.

5.  STOCKHOLDERS' EQUITY

Common Stock Issuances

For the nine months ended February 28, 2014, Abakan issued the following shares for services and compensation:

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

On October 25, 2013, we issued 57,242 shares of our common stock to the MesoCoat Inc. Supplemental

Discretionary Tax-Qualified Profit Sharing Plan and Trust valued at $72,728.

On October 25, 2013, we issued 25,699 shares of our common stock to the Powdermet, Inc. Supplemental

Discretionary Tax-Qualified Profit Sharing Plan and Trust valued at $72,728.

On December 4, 2013, we issued 50,000 shares of our common stock for exercise of stock options converted valued at $32,500, and paid for by an outstanding balance of accounts payable.

On December 4, 2013, we issued 10,000 shares of our common stock for services performed valued at

$12,000.

On January 3, 2014, we issued 16,649 shares of our common stock per the terms of his employment agreement valued at $20,000.

A summary of the common stock warrants granted, forfeited or expired during the nine months ended

February 28, 2014 and the year ended May 31, 2013 is presented below:

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2014 and 2013

5.  STOCKHOLDERS' EQUITY - CONTINUED

A summary of the common stock warrants granted, forfeited or expired during the nine months ended

February 28, 2014 and the year ended May 31, 2013 is presented below:

Weighted

Weighted

Average

Average

Remaining

Number of

Exercise

Contractual

Warrants

Price

Terms (In Years)

Balance at June 1, 2012

2,066,296

$

1.64

2.00 years

Granted

1,186,934

2.35

Exercised

(270,233)

1.50

Forfeited or expired

(140,005)

1.50

Balance at May 31, 2013

2,842,992

$

1.80

1.18 years

Granted

-

-

Exercised

-

-

Forfeited or expired

(706,595)

1.25

Balance at February 28, 2014

2,136,397

$

1.98

.67 years

Exercisable at February 28, 2014

2,136,397

$

1.98

.67 years

Weighted average fair value of

options granted during the nine months

ended February 28, 2014

$

NA

The following table summarizes information about the common stock warrants outstanding at February

28, 2014:

Warrants Exercisable

Weighted

Weighted

Weighted

Range of

Average

Average

Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Price

Outstanding

Contractual Life

Price

Exercisable

Price

$

1.25

600,000

.15 Years

$

1.25

$

600,000     $

1.25

$

1.50

250,000

1.15 Years

$

1.50

$

250,000     $

1.50

$

2.00

574,463

.29 Years

$

2.00

$

574,463     $

2.00

$

2.70

576,272

.89 Years

$

2.70

$

576,272     $

2.70

$

3.00

135,662

1.14 Years

$

3.00

$

135,662     $

3.00

2,136,397

.72 Years

$

1.98

$

2,136,397     $

1.98

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2014 and 2013

6.  EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three and nine months ended February 28, 2014 and 2013 are calculated by dividing net income by weighted-average common shares outstanding during the period.

Diluted earnings per common share for the three and nine months ended February 28, 2014 and 2013 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

For the three months

For the three  months

ended February 28, 2014      ended February 28,  2013

Net earnings (loss) from operations

$

(1,371,535)

$  (1,951,858)

Weighted-average common shares

64,481,144

62,618,063

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

64,481,144

62,618,063

Net earnings per share from operations:

Basic

$

(0.02)

$   (0.03)

Diluted

$

(0.02)

$   (0.03)

For the nine months

For the nine months

ended February 28, 2014      ended February 28, 2013

Net earnings (loss) from operations

$

(4,933,979)

$  (4,931,694)

Weighted-average common shares

64,365,475

62,073,783

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

64,365,475

62,073,783

Net earnings per share from operations:

Basic

$

(0.08)

$   (0.08)

Diluted

$

(0.08)

$   (0.08)

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

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2014 and 2013

6.  EARNINGS-PER-SHARE CALCULATION - CONTINUED

These securities below were excluded from the calculations above because to include them would be anti-

dilutive:

For the three months  ended

For the three  months

February 28, 2014

ended February 28,  2013

Common Stock Equivalents:

Warrants

2,136,397

2,136,397

Options to purchase common stock

4,166,667

4,545,000

Total of Common Stock Equivalents:

6,303,064

7,166,307

For the nine months ended

For the nine months  ended

February 28, 2014

February 28, 2013

Common Stock Equivalents:

Warrants

2,136,397

2,136,397

Options to purchase common stock

4,166,667

4,545,000

Total of Common Stock Equivalents:

6,303,064

7,166,307

7.  STOCK BASED COMPENSATION

2009 Stock Option Plan – Abakan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009,

as amended on June 14, 2012, which provides for the granting and issuance of up to 10 million shares of our common stock.

The total value of employee and non-employee stock options granted during the nine months ended

February 28, 2014 and 2013, was $824,362 and $2,334,912, respectively.

For the nine months ended February 28, 2014, Abakan granted 580,000 stock options, of these, 80,000 were granted to an officer of MesoCoat on June 14, 2013.  The officer is no longer employed with the company and the options were not vested and no longer outstanding.

We granted 100,000 stock options to an employee of MesoCoat on December 5, 2013, at an exercise price of $1.25 per share that expire ten years from the grant date, and vest in equal one third parts on each anniversary of the option grant date.

We granted 100,000 stock options to an employee of MesoCoat on December 5, 2013,at an exercise price of $1.25 per share that expire ten years from the grant date, and vest in equal one third parts on each anniversary of the option grant date.

We granted 200,000 stock options to a consultant of Abakan on December 5, 2013, at an exercise price of

$1.25 per share that expire ten years from the grant date, and vest in equal one third parts on each anniversary of the option grant date.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2014 and 2013

7.  STOCK BASED COMPENSATION - CONTINUED

2009 Stock Option Plan – Abakan - continued

We granted 50,000 stock options to a legal advisor of Abakan on December 5, 2013, at an exercise price of $1.25 per share that expire ten years from the grant date, and vest in equal one third parts on each anniversary of the option grant date.

We granted 50,000 stock options to a consultant of Abakan on December 5, 2013, at an exercise price of

$1.25 per share that expire ten years from the grant date, and vest in equal halves on December 5, 2013,

and the first anniversary of the option grant date.

A summary of the options granted to employees and non-employees under the plan and changes during the nine months ended February 28, 2014 and the year ending May 31, 2013 is presented below:

Weighted

Weighted

Average

Average

Remaining

Aggregate

Number of

Exercise

Contractual

Intrinsic

Options

Price

Terms(In Years)

Value

Balance at June 1, 2012

5,160,000

$

0.77

9.00 years

$

185,000

Granted

1,135,000

2.39

Exercised

-

-

Forfeited or expired

(2,495,000)

$

0.69

Balance at May 31, 2013

3,800,000

$

1.26

7.78 years

$

108,750

Granted

580,000

1.48

Exercised

(50,000)

0.65

Forfeited or expired

(163,333)

2.10

(16,754)

Balance at February 28, 2014

4,166,667

$

1.26

7.27 years

$

91,996

Exercisable at February 28, 2014

2,629,997

$

0.92

7.27 years

$

--

Weighted average fair value of

options granted during the nine

months ending February 28, 2014

$

1.48

8.   COMMITMENTS

There were no new commitments for the nine months period ending February 28, 2014.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2014 and 2013

9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. Abakan has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the following:

Share Issuances

On February 21, 2014, we closed a private placement for $20,000, or 20,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $20,000. But the Company did not issue the share until April 9, 2014, and as such this is reflected in Stock issuable on the Condensed

Consolidated Balance Sheet as of February 28, 2014.

On February 24, 2014, we agreed to issue $216,000 or 216,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock,

with a purchase price of $1.50 per share and an expiration date of two years from the closing for services to be rendered. In connection with this placement we had no offering costs for a net of $216,000. But the

Company did not issue the share until April 9, 2014, and as such this is reflected in Stock issuable on the

Condensed Consolidated Balance Sheet as of February 28, 2014.

On March 4, 2014, we closed a private placement for $20,000, or 20,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $20,000.

Private Placement

The Company authorized a new private placement offering on April 8, 2014, to be sold to accredited investors of up to six million (6,000,000) units on or before April 11, 2014 at a price of $0.80 per unit,

each unit comprised of one (1) share of common stock, par value $0.0001 and one (1) share purchase warrant that would entitle the holder thereof to purchase one (1) additional share of Common Stock in exchange for two (2) share purchase warrants at an exercise price of $1.20 for a period of two years from the date of each placement in exchange for one (1) whole share purchase warrant at a price per share of

$1.20 per share.

On April 9, 2014, we closed a private placement for $400,000, or 500,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $1.20 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $400,000.

ABAKAN INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2014 and 2013

9.  SUBSEQUENT EVENTS - CONTINUED

Conversion of debt to shares

On April 9, 2014, we converted several debt obligations for an aggregate total of $751,414, or 939,268 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $1.20 per share and an expiration date of two years from the closing.

On April 9, 2014, we agreed to issue, an aggregate amount of $70,000 or 70,000 shares of our restricted common stock, for debt owed to two unrelated vendors. In connection with this placement we had no offering costs for a net of $70,000.

Consulting agreement

On March 31, 2014, Prosper Financial Inc., a related party, terminated its consulting agreement with the

Company.

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

MesoCoat’s commercial revenues are comprised of sales of PComP™ powders. Additional revenue is realized from grants and commercial development contracts for product development and customer-

specific solutions. MesoCoat also expects to realize revenue through the provision of thermal spray application services. The first commercial order for thermal spray application services was accepted during this reporting period and additional orders have since been accepted. MesoCoat has recently acquired more production equipment to increase PComP™ powder production and expand coating services to meet current and projected demand. PComP™ nano-composite cermet coating solutions unite high wear, corrosion resistance, and toughness, with a low friction coefficient into one product structure using patented microstructural engineering techniques.  MesoCoat’s Cermaclad™ cladding solutions offer improved metallurgy and higher application rates compared to other hardfacing and weld cladding

alternatives.   Three of MesoCoat’s PComP™ wear products, PComP™-W333, PComP™ W104, and

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

Our product competes against chrome and nickel plating, and tungsten carbide thermal spray coatings in the multibillion dollar inorganic metal finishing market.  Competing materials like hexavalent chrome,

carbides and tungsten carbide cobalt have become major headaches for industrial producers in the metal finishing industry since these materials are on the EPA’s hazardous materials watch list and many are banned in a number of countries. While businesses grapple with the need to transition away from these harmful products, PComP™ has become a performance, award winning, leading solutions platform in head to head wear and corrosion performance testing while being recognized as one of the few economically viable industry replacement solutions for hard chrome and carbides due to the product line’s advanced corrosion, friction, wear and thermal barrier properties.

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

Equally important, the unique nano-structural design and material combinations of the PComP™ coating solutions results in coatings can be applied and machined much faster than a product based on traditional carbide or other ceramic coating. The higher speeds associated with the final machining of PComP™

coating applications result in higher productivity and reduced costs in metal finishing operations, while meeting the highest performance requirements of targeted applications.

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

MesoCoat is selling PComP™ coating materials through different channels appropriate to each specific market. OEM’s and government agencies like the U.S. Air Force have procured PComP™ raw powders,

have applied our powders using their own thermal spray and coating application processes. MesoCoat may offer coating application services to prospective customers that do not have the capacity to coat their own products. An effort to expand geographically our reach into the higher margin market for coating services is underway. MesoCoat is in the process of qualifying regional application to provide thermal spray coating services, and identifying regional metal finishing suppliers for the possibility of future acquisition. The realization of an expansion of our ability to service the need for coating application services is expected to support the economies of scale required for powder production in order to meet product cost targets.

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

CermaClad™ expects to offer a competing, lower overall cost solution to expensive alloys that combines lower cost carbon steel clad with a corrosion resistant alloy.  A clad steel solution such as CermaClad™ is less than half the cost of solid alloy alternatives with maintenance free corrosion lifetimes equal to the projected life of any given asset which may range from 30 to 100 years. Management believes that the

CermaClad™ process and related equipment will offer the lowest capital cost per unit production, and is scalable to large volumes with low to modest capital investment in plant requirements.

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

MesoCoat has made significant progress in quality control and the reliability of the pipe cladding process,

including the development of correlations between control variables, dependant variables, and cladding quality. Our work has generated detailed analytical models of the fusion process that enable us to predict,

measure, control, and understand the fusion cladding process, and how that process relates to cladding and base metal quality and performance. Most recently, these efforts have enabled the controlled production of fully clad short sections of pipe with strong metallurgical bond, uniform quality, and good surface finish. In line with these efforts, it has become necessary to make modifications to our full sized production equipment that will enable a reliable process and reduce total process costs. We expect to implement these modifications and upgrades over the next few months, which when completed will allow us to increase the size of pipe sections to be clad, which when accomplished, we expect one of the major corporations that are experiencing significant financial losses due to the availability of clad pipe will express interest to participate in accelerating readiness for production and participation in all of their growing project demands for clad pipe.

Samples of coated pipe sections that have been produced on our full size production equipment are now being sent out to major end users, after being subjected to internal and third party testing. Longer pipe sections will be produced in the same manner and delivered to Petrobras under our Joint Development

Program as well as to other oil majors for their evaluation and qualification.

Mattson Exclusivity Agreement

Due to ongoing supply and support issues with our arc lamp component supplier, Mattson Technology

Inc. (“Mattson”), on October 16, 2014, MesoCoat elected to exit the mutual exclusivity agreement with

Mattson and initiated  projects to solve the supply and reliability issues associated with the use of full scale production equipment that have been hindering and limiting commercialization efforts. Management has been evaluating the assets acquired from Mattson in order to determine to what extent the assets have been impaired.

Meanwhile, we determined to design a new HDIR (High Density Infrared) plasma lamp system in-house.

In support of this effort, NASA Glenn was awarded a GLIDE contract in addition to the ongoing company-funded space act agreement to support lamp components and controls development. Our efforts and those of NASA Glenn have to date produced a new reflector design that is better able than the previous designs to measure the amount of light required by our CermaClad™ process. We are also testing anode prototype designs which are exhibiting the same or better anode lifetime properties that are less expensive than previous anode designs. We expect to have the first MesoCoat working prototype lamp head in July 2014.

LIMO/LILAS Agreement

On November 21, 2013, the Company entered into a Memorandum of Understanding with Lissotschenko

Mikrooptic GmbH (“LIMO”) to support Cermaclad-LT (low thickness) product commercialization, and to extend the application of our cladding technology to smaller diameter pipes.  The LIMO technology creates a new type of thermal micro-climate that delivers superior performance in accuracy and process control compared to the plasma arc lamp.  Highly efficient semiconductor laser technology would extend

Abakan´s capabilities to more portable systems for covering smaller diameter pipes while still providing significant productivity.

On April 4th, the parties to the Memorandum of Understanding determined to replace the Memorandum of

Understanding in it entirety with a Definitive Agreement, to assign those obligations of LIMO to its sister company LILAS GmbH (“LILAS). The execution of the Definitive Agreement remains subject to the execution of a Shareholder Agreement between the principal of LIMO and LILAS with a third party that would fund the objectives of the Definitive Agreement to the tune of €3,000,000 in exchange for the exclusive rights to all coating applications developed for the LILAS laser systems except those rights associated with thin 50 -500 micron coating of the internal diameter of pipe for which rights Abakan would pay the third party €1,500,000 within twelve months of the third party’s initial payment to LILAS.

Abakan would also retain a right of first refusal to joint venture all of the other applications with the third party.

Sales Agency Agreement for Mexico and Central America

Abakan announced on September 16, 2013, the execution of an exclusive sales agent agreement with

Metallurgic Solutions, S.A. de CV (“MetalSol”) intended to facilitate the introduction of MesoCoat’s products into Mexico and Central America. MetalSol is working with  MesoCoat’s to identify prospective production and service operations in Mexico for PComP™ long-life metal coatings, CermaClad™ clad steel, and future products that are yet to be developed for commercial applications.

MetaSol has since been in contact with certain prospective customers for the PComP™ family of powders and coatings. PComP™ M and PComP™ W powders have been delivered to these sales prospects for testing and we expect to have the first results of this testing mid-summer. Metasol has also been in contact with the organization in Mexico responsible for drafting a national standard for the cladding of pipes used for corrosive oil and gas applications. We expect that our product specifications will be considered in the documentation of that process.

Ohio Department of Development’s Third Frontier Commission Loan

On February 12, 2014, MesoCoat has been awarded a loan of $1,500,000 by the Ohio Department of

Development’s Ohio Third Frontier Commission to scale up PComP™ production and expand PComP™

coating services. The loan will help MesoCoat to increase PComP™ production from 18 tons to 160 tons per year increasing projected powder sales revenues to $1,600,000 a month and thermal spray revenues to

$1,000,000 per month over the next few years. The terms and conditions of the loan require MesoCoat to make a like contribution to fund the scale up of which MesoCoat has contributed a significant portion to date. The proceeds of the loan are yet to be disbursed pending the execution of formal loan documentation.

Northern Alberta Institute of Technology

Subsequent to period end, MesoCoat received a $2.75 million funding commitment from certain

Canadian federal and provincial agencies for an 18 month collaborative effort with the Northern Alberta

Institute of Technology (“NAIT”) to develop wear-resistant clad pipes to transport the abrasive oil sands from mining sites to processing/refining facilities.  The total project cost for setting-up a R&D facility within NAIT's Souch campus, and related activities is $4,260,000, of which $1,500,000 is being funded by Western Economic Diversification' Canada; $1,250,000 is being funded by Enterprise and Advanced

Education, Alberta; $750,000 is being funded by MesoCoat; $450,000 is being funded by Abakan; and

$310,000 being funded by NAIT. A portion of MesoCoat’s funding commitment will include supplying the lamp system and covering certain of the personnel costs.

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

PRODUCT

COMMERCIAL TIMELINE

TIME (MONTHS)

As of 11/30/13

PComP™ W

Growth and expansion

Current

PComP™ T

Partner sales

Current

PComP™ M

Market entry

Current

PComP™ S

Qualification

Postponed indefinitely

ZComP™

Development

24

CermaClad™ CRA

Full scale product API qualification

8

CermaClad™ WR

Development

14

CermaClad™ LT

Development

21

CermaClad™ HT

Incubation

36

PComP™ M has moved into market entry, with the receipt of initial trial orders from two primary metal producers. MesoCoat is currently in the process of installing equipment to handle the coating of industry standard rollers used to carry components through molten metal baths. Subject to successful delivery and performance matching prior test results, we expect these initial orders will turn into recurring business producing an industry-leading solution will also provide a base from which MesoCoat coating solutions may be able to leverage customer relationships to include routine component repair services.

Market entry of PComP™ S, specifically developed for military transport applications, as well as

ZComP™ turbine engine life extension materials have been delayed due to sequestration cuts and the reassessment of priorities in the defense sector.  Our expectation, with recent budget agreements, is that this ongoing delay will may be resolved and that our progress into penetrating these target markets may resume. Market entry of ZComPTM has also been delayed due the Company’s focus on PComPTM M

Interest in Cermaclad™ WR continues to be high, but market entry has encountered significant delays which are now being addressed with the announcement of a collaborative funding commitment to set up a full scale clad pipe manufacturing facility in Alberta for Cermaclad™ WR and to commence sales our product.

Product Commercial Anticipated Expansion Timeline

Our intermediate term plan is to expand the presence of our products into the Asia-Pacific and Brazil markets. We have negotiated the terms of a “build to suit” agreement through our Asian subsidiary, PT

Indonesia MesoCoat to construct a manufacturing plant on the island of Batam, Indonesia.  Due to ongoing concerns surrounding negotiations to construct a build to suit facility in Recife, Brazil we have broadened our search for a prospective site and possibly a local partnership that may be a more favorable

way to pave market entry into Brazil.   The expected time-frames for either expansion are yet to be finalized.

Results of Operations

(000)

For the three months ended

For the nine months ended

February 28,

Change

February 28,

Change

Revenues

2014

2013

$

%

2014

2013

$

%

Commercial

$

69      $

61      $

8

13

$

206   $

131   $

75

57

Contract and grants

95

225

(130)

(58)

230

1,550

(1,320)

(85)

Other income

-

-

-

-

10

-

10

-

164

286

(122)

(43)

446

1,681

(1,235)

(73)

Gross profit

86

180

(94)

(52)

181

1,033

(852)

(82)

General and administrative

1,293

1,579

(286)

(18)

4,865

4,162

703

17

Stock options expense

353

483

(130)

(27)

972

1,382

(410)

(30)

Operation Loss

(1,560)

(1,882)

(322)

(17)

(5,656)

(4,511)

(1,145)

25

Interest exp & amortization

of discount on debt

(79)

(300)

(221)

(74)

(317)

(921)

(604)

(66)

Other income (expense)

(74)

(117)

(43)

(37)

(296)

(172)

(124)

(72)

Loss before non-

controlling interest

(1,713)

(2,299)

(586)

3

(6,269)

(5,604)

(665)

(12)

Non-Controlling interest in

MesoCoat loss

341

347

(6)

(2)

1,336

672

(664)

98

Loss before income taxes

(1,372)

(1,952)

(580)

(30)

(4,933)

(4,932)

(1)

1

Income taxes

-

-

-

-

-

-

Net Income

(1,372)

(1,952)

(580)

(30)

(4,933)

(4,932)

(1)

1

Revenues

The increase in commercial revenue for both the three and nine month periods ended February 28, 2014,

over the prior comparative periods ended February 28, 2013, is the result of the commercial sales of

PComP™ powders of $7,995 and  $75,301 respectively.  The decrease in contract and grant revenue in the three and nine month periods ending February 28, 2014, over the prior comparative periods ended

February 28, 2013, is due to a reduction in grant applications, as we focused on commercializing

PComP™ powders.

We expect commercial revenue to increase over the next six months in line with the growth in our capacity for PComP™ powder production having been delayed for six months during the installation of new larger scale manufacturing equipment and the completion of certain qualifying processes required for larger batch sizes. Despite the recent decrease in contract and grant revenue, we expect grant revenue to increase over the next six months as our submissions of grant applications has increased over the last two quarterly periods. Meanwhile, our focus remains on commercializing existing product lines.

Gross Profit

The decrease in gross profits for both of the three and nine month periods ended February 28, 2014, over the prior comparative periods ended February 28, 2013, can be attributed to the decrease in contract and grant revenue of $130,342 and $1,320,143 respectively. The change in focus from grants to commercial revenue has caused us to reallocate employees to research and development work from grant work over the current periods which reallocation has had a negative effect on grant revenue.

We expect gross profit to remain consistent over the next six months followed by an increase over the

following six months.   Gross profit realized from grant revenue is expected to increase as we have recently submitted more grant applications than in earlier periods while our profit margin is expected to grow as we expand sales of the PComP™ and anticipate sales of our CermaClad™ product.

Net Losses

The $468,204 decrease in net losses in the three month period ended February 28, 2014, over the three month period ended February 28, 2013, can be primarily attributed to overall decreases in general and administrative expenses, stock expense, interest paid, the smaller gain associated with our non-controlling equity interest in MesoCoat, the smaller loss associated with our equity interest in Powdermet in the current period and the decrease in other expenses.

The $114,404 increase in net losses in the nine month period ended February 28, 2014, over the nine month period ended February 28, 2013, can be primarily attributed to the decrease in gross profit, and the increase in professional fees, payroll and benefits, depreciation and amortization, research and development, the larger loss associated with our equity interest in Powdermet, offset by the decrease in consulting expenses, consulting provided by related parties, stock expense, interest paid, other expenses and the larger gain associated with our non-controlling equity interest in MesoCoat.

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

Expenses

The $416,961 decrease in operating expenses in the three month period ended February 28, 2014, over the comparative three month period ended February 28, 2013, can be primarily attributed to decreases research and development of $153,590, stock option expense of $130,594, professional fees of $33, 920,

consulting fees of $82,058, consulting services rendered by related parties of $67,004 and general and administration fees of $43,778, offset by increases in depreciation and amortization of $83,500.

The $293,048 increase in operating expenses in the nine month period ending February 28, 2014, over comparative nine month period ended February 28, 2013, can be primarily attributed to an increase in professional fees of $168,378, which increase is due in part to the representation required in connection with our agreements with Metasol, LIMO and ongoing litigation, payroll and benefits of $486,797, a portion of which increase can be attributed to the addition of two employee positions in the period and the contribution of Abakan stock to the MesoCoat and Powdermet retirement plans of valued at approximately $235,000,  research and development of $140,164, which increase is due to increased focus on commercializing our products, and depreciation and amortization of $281,633, which increased due in part to the onset of the depreciation of the new CermaClad™ equipment and leasehold improvements in Euclid, Ohio compensated by elimination of the amortization expense relating to the

Mattson mutual exclusivity agreement, offset by a decrease in consulting expense of $165,608, which decrease is due in part to the termination of services rendered by a Washington, D.C. based lobbying firm, consulting services rendered by related parties of $170,681, and stock option expense of $410,095,

which decreased  due to the vesting of stock options that had already been expensed.

We expect that operating expenses will increase as our aggressive growth strategy over the next five years will require significant increases in personnel and facilities along with significant research and development activity to ensure that products nearing commercialization are brought to market as quickly and as effectively as possible.

Interest Expense and Amortization of Discount on Debt

The $221,063 and $604,176 decreases in interest and amortization of discount of debt expenses in the three and nine month periods ending February 28, 2014, over the prior comparative periods ended

February 28, 2013, can be attributed to the elimination of amortization of discount on debt in the current three month period and decrease in the current nine month period, and the decrease in interest expenses in both periods.

Other Expense

The $303,073 and $518,969 decreases in other expense in the three and nine month periods ending

February 28, 2014, versus the prior comparative periods ended February 28, 2013, can be primarily attributed to the decreases in interest in both periods and the decrease in losses associated with our equity interest in Powdermet in the current three month period and offset by the increase in losses associated our equity interest in Powdermet in the current nine month period.

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

Capital Expenditures

Abakan has spent significant amounts of investment activities for the period from June 27, 2006,

(inception) to February 28, 2014, which amounted to $9,073,958.  A large portion of these expenditures are related to plant, property and equipment in the construction of the manufacturing facility in Euclid,

Ohio, and its equity interests in MesoCoat and Powdermet.

Liquidity and Capital Resources

Abakan has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

Abakan had stockholders’ equity of $5,123,463 and a working capital deficit of $7,871,766 at February

28, 2014.

Cash flows

Key elements to the Consolidation Statement of Cash Flows for the nine months ended February, 2014 and 2013:

For the nine months ending

February 28,

2014

2013

Since Inception

Net Change in Cash and Cash Equivalents

Provided by (used in):

Development Stage activities

$      (1,656,379)     $      (1,718,730)     $

(7,555,697)

Investing activities

(549,100)

(2,474,329)

(9,073,985)

Financing activities

2,032,092

3,512,587

16,689,334

Net Change in cash and cash equivalents

$

(173,387)     $

(680,472)     $

59,652

Net cash used in development stage activities resulted from current period loss plus certain non-cash items which included depreciation, amortization of discount on debt, stock issued for services and stock option plus net change accrued liabilities, accounts payable, accrued interest on loans payable, prepaid expenses and accounts receivable.  We expect to continue to generate negative cash flow in operating activities until such time as net losses transition to net income.

Net cash used in investing activities in the nine month period ending February 28, 2014, can be primarily attributed to the purchase of property, plant and equipment, and capitalized patents and licenses.  We expect to continue to generate negative cash flow in investing activities as Abakan increases its investment in property, plant and equipment through MesoCoat.

Net cash provided by financing activities in the nine month period ending February 28, 2014, is attributable to proceeds from the sale of common stock, loans payable and stock issuable, offset by payments on loans payable and repayments on capital leases.  We expect to continue to generate positive cash flow from financing activities as Abakan seeks new rounds of financing to build its business.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Abakan will require additional debt or equity financing. We had no firm commitments or arrangements for financing at February 28, 2014.  Abakan’s financings to date have come from current shareholders that it expects will continue in the immediate future, as we continue to pursue a number of prospective sources that include investment banks, industry and/or strategic partners,

the sale of additional equity, and the procurement of short and long term debt. During the current quarter

Abakan received equity investments of $336,000. Subsequent to quarter end, Abakan received equity investments of $400,000 and $671,414 on current debt that converted to equity. We face certain financial obstacles to attracting new financing due to our status as a technology company just entering sales with a historical record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that Abakan will be able to obtain the financing required to meet its stated objectives or even to continue as a going concern.

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

Off Balance Sheet Arrangements

As of February 28, 2014, Abakan had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Abakan’s auditors have expressed an opinion that refers to our ability to continue as a going concern as a result of net losses of $18,479,767 and a working capital deficit of $7,871,766 as of February 28, 2014.

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

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of February 28, 2014, our cash and cash equivalents are held in deposits with maturities of three months or less with banks and other financial institutions having credit ratings of BBB or above. We generally monitor the financial performance of our suppliers and customers,

as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by Abakan’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Abakan’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the

Securities Exchange Act of 1934 (“Exchange Act”)) as of February 28, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Uptick Capital, LLC.

Abakan  initiated  legal  proceedings  against  Uptick Capital,  LLC.  (“Uptick”)  on  November  7,  2012,  in  the

United States District Court  for the  Southern District of New York Superior Court. The claim is  based on

Uptick’s  alleged  failure  to  perform  according  to  the  terms  of  a  consulting  agreement  dated  November  1,

2010,  pursuant  to  which  Uptick  was  to  identify  and  introduce  suitable  investors  to  Abakan  in  exchange for certain consideration including 60,000 shares. Abakan sought the return of the 60,000 shares delivered which were subsequently sold or in the alternative for a judgment in an amount to be ascertained in excess of  $1,000,000  for  damages  in  addition  to  reasonable  attorney’s  fees  and  court  costs.  Uptick  countersued

Abakan  for  breach  of  the  terms  of  the  consulting  agreement.  The  matter  has  been  resolved  amicably without compensation being paid by either party.

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

Abakan has incurred net losses of $18,479,767 for the period from June 27, 2006 (inception) to February

28, 2014.  Since we have been without significant revenue since inception and have only recently transitioned to producing limited revenue, as a result of the business combination with MesoCoat,

historical losses may continue into the future.

Abakan has a history of uncertainty about continuing as a going concern.

Abakan’s audits for the periods ended May 31, 2013 and 2012 expressed an opinion as to its ability to continue as a going concern as a result of net losses of $18,479,767 since inception and a working capital deficit of $7,871,766 as of February 28, 2014. Unless Abakan is able to produce net income over successive future periods its ability to continue as a going concern will be in jeopardy.

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

MesoCoat has secured its assets against the payment of certain loan amounts due in April of 2014.

Should MesoCoat be unable to repay amounts due to a third party creditor of approximately $1,340,000 on April 29, 2014, all of its assets, with limited exceptions, absent any change in certain loan documents,

will become the property of a third party creditor on declaration of default. Abakan is in the process of securing a financing sufficient to repay said creditor and is confident that MesoCoat’s obligations will be satisfied or otherwise amended to avert any default. However, neither the financing to satisfy MesoCoat’s loan obligations nor any changes to the terms and conditions of the loan documents have yet been agreed.

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

On January 4, 2014, Abakan authorized the issuance of 16,949 restricted common shares to David

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

37 of this Form 10-Q, and are incorporated herein by this reference.

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

Abakan Inc.

Date

_/s/ Robert Miller________________________________

April 14, 2014

____---

By: Robert H. Miller

Its: Chief Executive Officer, and Director

/s/ David Costas

_________________________________

April 14, 2014

By: David Costas

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

23