Form 10-Q/A
period 2014-02-28
ABAKAN, INC
filed 2014-04-25
CIK 1400000

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

EXPLANATORY NOTE

Amendment No. 1 amends Abakan Inc.’s (“Abakan”) Quarterly Report on Form 10-Q for the period ended February 28, 2014, which was filed with the Securities and Exchange Commission (the

“Commission”) on April 15, 2014 (the “Original Filing”). Abakan is filing this Amendment No.1 for the sole purpose of including amended Exhibits 31.2 and 32.2 which contain Section 302 and Section 906 of the of the Sarbanes-Oxley Act of 2002 certifications of Abakan’s chief financial officer. The certifications included in Exhibits 31.2 and 32.2 to the Original Filing contained errors that erroneously mistook the identity of our chief financial officer.

Amendment No. 1 does not include the entire Form 10-Q for the period ended February 28, 2014. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original

Filing and Abakan has not updated disclosures included therein to reflect any events that occurred subsequent to April 15, 2014.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our chief executive officer and chief financial officer pursuant to Commission Rule 13a-

14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this

Amendment No. 1.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

5 of this Form 10-Q/A, and are incorporated herein by this reference.

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

Abakan Inc.

Date

/s/ Robert H. Miller

April 24, 2014

By: Robert H. Miller

Its: Chief Executive Officer, and Director

/s/ Costas Takkas

April 24, 2014

By: Costas Takkas

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