Form 10-K
period 2014-05-31
ABAKAN, INC
filed 2014-10-01
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014.

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.0001  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates  (44,173,615  shares)  was  $30,479,794  based  on  the  average  of  the  bid  and  ask  price  ($0.69)  for  the  common  stock  on

September 30, 2014.

On  September  30, 2014, the number  of  shares outstanding of the registrant’s  common  stock, $0.0001  par  value (the only class  of voting stock), was 68,418,615.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

31

Item 1B.

Unresolved Staff Comments

36

Item 2.

Properties

36

Item 3.

Legal Proceedings

36

Item 4.

Mine Safety Disclosure

37

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

38

Equity Securities

Item 6.

Selected Financial Data

43

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

44

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

52

Item 8.

Financial Statements and Supplementary Data

52

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

53

Item 9A.

Controls and Procedures

53

Item 9B.

Other Information

54

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

55

Item 11.

Executive Compensation

63

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

67

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

68

Item 14.

Principal Accountant Fees and Services

68

PART IV

Item 15.

Exhibits, Financial Statement Schedules

69

Signatures

70

As used herein the terms “Company,” “we,” “our,” and “us” refer to Abakan Inc. unless context indicates otherwise.

ITEM 1.

BUSINESS

Corporate History

The Company was incorporated in the State of Nevada on June 27, 2006.

Our corporate office is located at 2665 S. Bayshore Drive, Suite 450, Miami, Florida, 33133 and our

telephone number is (786) 206-5368. Our registered agent is EastBiz.com, Inc., located at 5348 Vegas

Drive, Las Vegas, Nevada, 89108, and their telephone number is (702) 871-8678.

Our common stock is quoted on the OTCQB electronic quotation system under the symbol “ABKI”.

The Company

The Company designs, develops, manufactures, and markets advanced nano-composite materials,

innovative fabricated metal products, highly engineered metal composites, and engineered reactive materials for applications in the oil and gas, petrochemical, mining, aerospace and defense, energy,

infrastructure, and processing industries. Our technology portfolio includes high-speed, large-area metal cladding technology, long-life nano-composite anti-corrosion and-wear coating materials, high-strength,

lightweight metal composites, and energetic materials. Operations are conducted through our subsidiary,

MesoCoat, Inc. (“MesoCoat”) and an affiliated entity, Powdermet, Inc. (“Powdermet”).

The Company owns an 87.5% controlling interest in MesoCoat and a 24.1% non-controlling interest in

Powdermet. Powdermet owns a 12.5% interest in MesoCoat.  The Company’s interest in Powdermet represents an additional 3.0% indirect interest in MesoCoat.  The Company’s combined direct and indirect interest in MesoCoat is equal to 90.5% ownership.

MesoCoat, Inc. and Powdermet, Inc.

On December 11, 2009, the Company entered into an Investment Agreement, dated December 9, 2009,

with MesoCoat and Powdermet, in order to purchase 79,334 shares of MesoCoat, to acquire a fully diluted 34% interest in MesoCoat for $1,400,030.  Prior to the execution of the Investment Agreement,

MesoCoat was owned 100% by Powdermet.  Powdermet was in turn owned 52% by Andrew Sherman,

41% by Kennametal, Inc. (an unrelated company) and 7% by other unrelated parties.  On March 21, 2011,

the Company purchased 596,813 shares of Powdermet from Kennametal, Inc. equal to a 41% interest in

Powdermet.

On July 13, 2011, the Company placed MesoCoat and Powdermet completed the purchase of 86,156 newly issued shares, equal to a fully diluted 18.5% equity interest for $2,800,000 on July 13, 2011 thereby increasing its direct ownership of MesoCoat to a fully diluted 52.5% interest.

On May 31, 2014, the Company, MesoCoat and Powdermet, entered into an Accord and Satisfaction of

Investment Agreement (“Investment Accord and Satisfaction”), in order to terminate the Investment

Agreement and accelerate the plan to increase the Company’s direct ownership of MesoCoat. The

Investment Accord and Satisfaction permitted the Company to convert its additional investment in

MesoCoat of $6,169,236 to equity, and exchange a portion of its Powdermet shares for a portion of

Powdermet’s MesoCoat shares and 2,000,000 of the Company’s shares. The effect of the transaction was that the Company increased its ownership position in MesoCoat to 88.08% direct and 90.5% direct and indirect ownership, in exchange it decreased its ownership position in Powdermet to 24.9% from 40.5%.

The Company intends to acquire Powdermet’s remaining shares of MesoCoat in exchange for its remaining shares of Powdermet and additional shares of the Company, on receipt of independent business valuations for MesoCoat and Powdermet.

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

The result is protective cladding solutions that will be offered on a competitive basis with existing market solutions while the PComP™ coating materials unite high strength, hardness, fracture toughness, and a low coefficient of friction into one product structure. Ten of MesoCoat’s products; 3 Corrosion Resistant

Alloy (CRA) materials (625,825, 316L), 3 Wear Resistant Alloy (WRA) material. (Tungsten Carbide

(WC), Chrome Carbide (CRC), Structurally Amorphous Metal (SAM) Alloys) and 4 PComP™ product families (PComP™W, PComP™T, PComP™ S and PComP™ M) that have either undergone extensive testing, or are being tested by oil and gas majors, pipe manufacturers, oil field equipment manufacturing and service companies, original equipment manufacturers (OEMs) and other end users.

MesoCoat’s revenues are comprised of sales of the PComP™ powder and thermal spray applications in addition to grants that are awarded to further the development of various products. New grants from U.S.

government agencies are to develop new uses for PComP™ powders and to develop new solutions to critical problems, including certain applications for NASA. CermaCladTM clad products, which will include the cladding of the inside of a full length pipe for the oil and gas industries, are in the development and qualification stage.  Meanwhile, MesoCoat has expanded its technical team and transitioned staff from Powdermet to MesoCoat, in line with the requirements of various development projects and the expansion of the PComP™ powder and coating services.

PComP™.

PComP™ is a family of nano-composite cermet coating materials used to impart wear and corrosion resistance and to restore dimensions of worn metal components.  Named for its particulate composite powders, PComP™, is the result of over a decade of nano-engineered materials development, and is now one of the few commercially viable industry replacement solutions for hard chrome and carbides.

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

On the PComP™ platform, MesoCoat has developed and patented a family of corrosion resistant and wear resistant coating solutions that combine extreme corrosion and/ or wear resistance, fracture

toughness (resiliency), and a low friction coefficient all in one product.   In conventional materials science

toughness normally decreases as hardness and wear resistance increases. However, by combining nano-

level structure control and advanced ductile phase toughening materials science, MesoCoat has developed a material structure that can be both very tough and very wear resistant (hard). Equally important, the hardness of a wear coating normally limits the ease with which it can be machined. The unique hierarchical structure of the PComP™ coating solutions results in a coating that can be machined through a finish grinder much faster than a product with a traditional carbide coating which needs to be diamond ground. The speed of coating application and final machining results in higher productivity and lower costs in metal finishing operations.

The revolutionary nano-structure of the PComP™ coatings produces a coating that is self-smoothing in service, resulting in friction properties approaching those of diamond-like carbon films and solid lubricants, with the ability to be used structurally and applied to large components at a fraction of the cost of coatings such as diamond-like carbon.  This low friction property reduces wear, and improves energy efficiency and life in sliding components such as drilling rotors, plungers, mandrels, ball and gate valves,

rotating and sliding seals, and metal processing equipment.

The PComP™ product platform, combined with metal finishing applications of the large area weld overlay technologies underlying the CermaClad™ clad steel product family provides a high degree of product differentiation and a sustainable competitive advantage, which includes OEM components and the maintenance, repair, and overhaul of industrial assets and machinery in the “components manufacturing and repair” segment of MesoCoat’s business.

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

Lower coefficient of friction protects seals from premature wear and reduces energy consumption in rotating components through lower friction losses, and the lower coating stresses and higher toughness enable thicker coatings to be applied than chrome or other alternatives, meaning component life can be extended through enabling additional repair cycles. Grinding and finishing of PComP™ T coatings can be done faster and cheaper with conventional grinding techniques compared to the expensive diamond finishing process used for competing carbide coatings.

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

Liquid Metal Corrosion

PComP™ -M is a hierarchically structured molybdenum boride coating designed for use in liquid metal corrosion application, especially the rolls used in galvanizing baths.  PComP™ -M has demonstrated, in laboratory and initial field testing, vastly improved molten metal corrosion resistance, combined with increased durability and reliability, in the rapidly changing environment encountered in molten metal contact when compared to conventional materials. MesoCoat believes that its PComP™ -M will be able to provide significant cost savings to industrial customers and generate a new revenue stream within the

$150+ million primary metals production equipment coatings market. We expect to focus PComP™ -M initially on zinc pot stabilizer roll and pot bearing roll refurbishment market.

Thermal Barrier Coatings

ZComP™ is MesoCoat’s nano-composite thermal barrier coatings that offers 50% lower thermal conductivity, with improved toughness and cyclic thermal life compared to conventional thermal barrier coatings in the $500 million thermal barrier coatings market.  MesoCoat has received interest from multiple companies in multiple industries needing improved thermal barrier materials, but to date the

Company has not formed any partnership with such entities. The Company initially wants to introduce

ZComP™ materials into the turbine engine market.

Recent Developments - PComP™

MesoCoat is expanding its production capacity for PComP™ powders to meet the demand from current customers with plans to further expand the PComP™ production capacity to serve the anticipated demand of prospective customers. The process of installing the equipment necessary to meet this objective is underway in MesoCoat’s Euclid, Ohio plant. The expansion from a1-cell thermal spray coating facility for coating mid-sized components to qualify coatings for early adopters, to a 3- cell thermal spray coating facility that will be able to provide a full coating service for large components like mandrels, plungers,

valves, rods, stabilizer rolls and other equipment is expected to be a leap forward in efforts to increase the demand for our powders. The initial ramp up of powder production and the spray coating facility is expected to be completed this fiscal year.

Ohio Department of Development’s Third Frontier Commission Loan

On February 12, 2014, MesoCoat was awarded a match loan of up to $1,500,000 by the Ohio Department of Development’s Ohio Third Frontier Commission to fund the scale up PComP™ production and expand

PComP™ coating services. The loan will assist MesoCoat to increase PComP™ production from 18 tons to 160 tons per year and to set-up two additional thermal spray coating stations. MesoCoat’s Euclid facility could then support projected powder sales revenues of $1,600,000 a month and thermal spray revenues of $1,000,000 per month over the next few years. The terms and conditions of the loan require

MesoCoat to make an even contribution to fund the scale up of which MesoCoat has contributed a significant portion to date.

OEM Powder Sales

MesoCoat is selling PComP™ advance coating materials through different channels that are appropriate to the specific market. As an example OEM’s and government agencies including the Department of

Defense and their manufacturing industrial base, procure raw powders and apply them for their specific products under license, as such agencies are vertically integrated to perform their own thermal spray and coating applications using dedicated maintenance and repair depots. The FY 15 House Defense

Appropriation bill contains language that directs the Department of Defense to make better use of its existing equipment (planes, helicopters, jets, tanks and other armored vehicles, etc.) as budgets for the purchase of new equipment is to be limited over the next few years. MesoCoat’s low-cost, long-life coating materials appeal to government buyers striving to meet budgetary restrictions.

Expansion of Coating Services

MesoCoat is expanding the market for its coating services by qualifying licensed application partners that have an existing customer bases. Our efforts to increase the geographic reach of PComP™ advance coating materials based on our partner model have been focused in areas which MesoCoat cannot service directly, such as Houston, Alberta and Los Angeles. We believe that this strategy is a cost effective way to initially garner market acceptance and market share, while supporting economies of scale for the powder production needed to meet product cost targets.  Eventually, we expect that a majority of our commercial sector accounts will be able to order coating application services from us on a regional basis.

MesoCoat has also incorporated a wholly owned subsidiary, MesoCoat Coating Services in June 2013 to build, acquire, integrate, and manage thermal spray coating shops to directly serve regional markets.

MesoCoat’s PComP™ coatings are applied using thermal spray coating application systems. Currently

MesoCoat produces and sells PComP™ thermal spray coating materials to end users and end user qualified coating application shops. However, since PComP™ thermal spray coating materials are easier and faster to apply, have higher deposition efficiencies, and are much easier and faster to grind and finish than competitive products, there is a significant amount of value to be captured by providing coating services directly instead of merely selling PComP™ thermal spray coating powder. In addition, coating services account for over 75% of the global thermal spray coating market, whereas selling coating materials accounts for only 20% of the overall market. MesoCoat’s intends to transform the productivity of the metal coatings industry through the introduction of our scalable, productivity and performance-

leading PComP™ nano-composite materials. Execution of this strategy requires that we build our own and potentially acquire third party metal finishing shops.

MesoCoat is in the process of fulfilling two recent NASA grants. In one of the grants, MesoCoat is going to design PComPTM S coatings for components designated by NASA and to test for efficacy in space applications. This NASA grant also includes the testing of PComPTM T low friction and wear resistant coatings on certain designated components. MesoCoat expects to complete the testing phase of this grant in December of 2014.

CermaClad™

CermaClad™ is a multiple award winning technology to produce coatings that protect metal, primarily carbon steel, from wear and corrosion, that offers the benefits of corrosion resistant alloys such as stainless steel, nickel, or titanium based alloys and wear resistant materials such as tungsten carbide and chrome carbide at a significantly lower cost by permanently altering, or cladding, the surface of a high strength, low cost carbon steel with a layer of a much higher cost wear or corrosion resistant alloy.  The result is a hybrid product offering the wear and corrosion performance of costly alloys with the ease of fabrication and the lower cost of traditional steel material.

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

“High Density Infrared” or HDIR technology, exclusively licensed from Oak Ridge National Laboratory

(“ORNL”) to produce clad steel.  Testing by ORNL has shown that this HDIR technology is capable of applying a very high quality cladding at 2 to 10 times higher productivity (100’s of Kg’s versus 3-

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

Clad steel, and CermaClad™ in particular, offer a competing, lower cost solution to these alloys, allowing the owner or operator to use clad carbon steel which typically costs about half of solid CRA.  Combining the reduced material cost with reduced fabrication, installation, and maintenance costs, cladding solutions such as CermaClad™ are estimated to save up to 75% over the cost of using solid alloys, while still providing essentially maintenance free corrosion lifetimes equal to the life of the asset. In the last 20 years, clad steel products have gained wide acceptance and continually increased its market share in oil and gas exploration and production, mining, petrochemical processing and refining, nuclear, and power generation industries.  The oil and gas industry is the largest consumer of clad steel products. In order to meet growing global energy demands, oil companies continue to extend their offshore drilling efforts into deeper waters farther from shore. The higher temperatures and corrosivity (carbon dioxide, sea water,

hydrogen disulfide content, etc.) of these new reserves are resulting in a significantly increased demand for corrosion resistant alloys.

Currently used cladding processes include weld overlay, roll-bonding, co-extrusion, explosion cladding,

and mechanical lining. While cladding carbon steel pipes is cheaper than using a solid stainless steel alloy, current production technologies still have significant limitations which CermaClad is believed to overcome.  Directly comparable Metallurgical clad pipes are primarily manufactured using roll-bonded

clad plate which is then bent and welded to form a pipe.   Though a higher productivity process, Roll-

bonded pipe involves a lot of welded area and the failure of that weld is the single most common reason for pipeline leaks.  Furthermore, current bimetal rolling mills are limited to around 40 feet in length by 5 feet in width (less than 20 inch diameter), limiting the size of pipe that can be fabricated.  Expanding roll mill size to enable the production of larger diameter pipe needed for large gas projects in Southeast Asia would require very large investments, estimated to be in excess of a $400M compared to similar capacity from an 8-line CermaClad™ large diameter pipe production facility budgeted to cost $43 million.

Mechanically lined (bi-metal) pipe now makes up a significant portion of the clad pipe market.  Bimetal pipe is lower in cost than metallurgically clad pipe, but provides only a mechanical attachment between the inner and outer pipe.  This reduced bonding strength results in a higher risk of buckling, wrinkling and disbonding when under stress, such as during bending, reeling, or application of external coatings on these pipes. Mechanically lined pipe also raise concerns with respect to uniformity and reliability in that the gap between the inner and outer pipes, coupled with the mixture of materials, leads to challenges in

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

Worldwide, there is a large and growing need for clad pipes as deeper and hotter, corrosive reserves come

into production.   Current production methods not only have the above limitations, but plants are operating at capacity, creating an increasing tight supply and lead-times of 2 years or more to delivery. A number of organizations have stated that the market for clad pipe is expected to grow from approximately

$2 billion per year currently, to $4 billion to $8 billion within 2 to 4 years.

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

Historically, the typical contract for clad pipe was for 3 to 5 kilometers of product with larger contracts for 20 to 30 kilometers of product. Currently, typical requirements are for tens of kilometres with growing numbers of projects needing hundreds of kilometers per project. As a result the clad pipe market is growing rapidly and the limitations of current solutions in terms of installation, inspectability, quality, and availability are restraining this growth. Full commercialization of CermaClad™ clad pipes can address these constrains to clad pipe market growth.

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

▪     CermaClad™ application technology utilizes a 30cm wide, high density, infrared “lamp”

compared to a 0.7 cm wide laser “torch” for laser or inert gas welding torches, resulting in application rates much faster than current weld overlay technologies.

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

The CermaClad™ clad steel product lines under development include:

▪     CermaClad™ CRA (Corrosion Resistant Alloys). 1-3mm thick CRA clad steel that offers a lower cost alternative to solid nickel, stainless steel, and titanium alloys for oil and gas, mining,

desalination, pulp and paper, and chemical process.

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

▪     CermaClad™ LT (Low Thickness). Lower cost thin-clad steel that exploits the unique high purity capabilities of the HDIR application process to provide thin one millimeter claddings that should provide 50-200 year corrosion free life in atmospheric and seawater corrosion environments.

This “stainless steel paint” is applicable to the outside diameter transportation pipelines, marine structures, fuel and cargo tanks, bridges, architectural steel, and transportation structures.

Recent Developments - CermaClad™

MesoCoat has made significant progress in quality control and the reliability of the pipe cladding process,

including the development of correlations between control variables, dependant variables, and cladding quality. Our work has generated detailed analytical models of the fusion process that enable us to predict,

measure, control, and understand the fusion cladding process, and how that process relates to cladding and base metal quality and performance. Most recently, these efforts have enabled the controlled production of fully clad short sections of pipe with strong metallurgical bond, uniform quality, and good surface finish. In line with these efforts, it has become necessary to make modifications to our full sized production equipment that will enable a reliable process and reduce total process costs. We expect to implement these modifications and upgrades over the next few months, which when completed will allow us to increase the size of pipe sections to be clad. Samples of coated pipe sections that have been produced on our full size production equipment are now being released for evaluation by potential end users. Longer pipe sections will be produced in the same manner. When MesoCoat can demonstrate the abililty to clad the inside surface of a full length of pipe, we expect that a major corporation, negatively affected by the unavailability of clad pipe, will express an interest in accelerating our readiness for commercial production.

MesoCoat is currently working with NASA to combine high temperature materials with CermaClad™

application technology.  Meeting the objectives of this project would enable MesoCoat to develop and commercialize CermaClad™ coatings that can withstand extreme heat and permit high heat transfer that might enable NASA’s long duration missions within extreme wide temperature and cosmic radiation infused environments.  The first feasibility results are expected by the end of December 2014.

MesoCoat is also currently working with US Environmental Protection Agency (EPA) to evaluate the use of CermaClad™ LT processes to reduce the CO2 and wastewater emissions from galvanizing operations.

The objective is to determine whether the use of CermaClad™-LT, metallic powder coating technology can end the use of the large, energy intensive molten metal baths and associated acid pickling lines used to prepare corrosion resistant coated steels. Initial test results have been very positive, so MesoCoat will be preparing new grant requests and business plans associated with this potential new line of business.

Mattson Exclusivity Agreement

Due to ongoing supply and support issues with our arc lamp component supplier, Mattson Technology

Inc. (“Mattson”), on October 16, 2013, MesoCoat elected to exit the mutual exclusivity agreement with

Mattson and initiated  projects to solve the supply and reliability issues associated with the use of full scale production equipment that have been hindering and limiting commercialization efforts. Management has been evaluating the assets acquired from Mattson in order to determine to what extent the assets have been impaired.

Meanwhile, MesoCoat determined to design a new HDIR (High Density Infrared) plasma lamp system in-

house. In support of this effort, NASA Glenn was awarded a GLIDE contract in addition to the ongoing

MesoCoat-funded space act agreement to support lamp components and controls development.

MesoCoat’s efforts and those of NASA Glenn have to date produced a new reflector design that is better than the previous designs at managing and delivering the amount of heat generated by the CermaClad™

process. We are also testing anode prototype designs which are exhibiting the same or better anode lifetime properties without the cost and delivery problems associated with our previous supplier. Our first

MesoCoat design working prototype lamp head is expected to be ready for testing in October, 2014.

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

Abakan´s capabilities to provide portable systems for covering smaller diameter pipes while still providing significant productivity.

On April 4, 2014, the parties to the memorandum of understanding was replaced in its entirety with an agreement, to assign those obligations of LIMO to its sister company LILAS GmbH (“LILAS). The execution of the agreement remains subject to the execution of a shareholder agreement between the principal of LIMO and LILAS with a third party that would fund the objectives of the agreement with the

Company to the tune of €3,000,000 in exchange for the exclusive rights to all coating applications developed for the LILAS laser systems, except those rights associated with thin 50 -500 micron coating of the internal diameter of pipe for which rights the Company would pay the third party €1,500,000 within twelve months of the third party’s initial payment to LILAS. Abakan would also retain a right of first refusal to joint venture all of the other applications with the third party.

Sales Agency Agreement for Mexico and Central America

On September 16, 2013, the Company entered into an exclusive sales agent agreement with Metallurgic

Solutions, S.A. de CV (“MetalSol”) intended to facilitate the introduction of MesoCoat’s products into

Mexico and Central America. MetalSol is working with MesoCoat’s to identify prospective production and service operations in Mexico for PComP™ long-life metal coatings, CermaClad™ clad steel.

MetalSol has been working on establishing large scale operations in Mexico to provide locally produced products of the highest quality while creating skilled employment opportunities. MetalSol is currently in discussions with several regional economic development departments in order to finalize the best location for building PComP™ and CermaClad™ operating facilities in Mexico. MetalSol has also secured initial sales and test orders for PComP™ coatings from some of Mexico’s largest steel manufacturers. MetalSol has also made significant progress in driving the oil and gas industry in Mexico towards early commercial adoption of the Company’s CermaClad™ pipe cladding products. Mexico’s energy sector is in the process of expanding its offshore developments to greater depths in the Gulf of Mexico exacerbating the acute need for superior cladding products.

The Company expects that if an accelerated qualification process can be determined and met, that Mexico may well prove to be the commercial entry point for CermaClad™ pipe cladding products worldwide.

Northern Alberta Institute of Technology

MesoCoat has been approved to receive a $2.75 million funding commitment from certain Canadian federal and provincial agencies for an 18 month collaborative effort with the Northern Alberta Institute of

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

Souch campus, and related activities is $4,260,000, of which $1,500,000 is being funded by Western

Economic Diversification' Canada; $1,250,000 is being funded by Enterprise and Advanced Education,

Alberta; $1,200,000 is being funded by the Company; and $310,000 being funded by NAIT.

The $1,200,000 to be funded by the Company will be offset by $500,000 to be received for the lease of one of the Company’s lamp systems. The space we are located in at the NAIT facility has been renovated with appropriate power, ventilation and other safety measures to allow for the operation of our lamp system.

Anticipated Product Development Timeline

The anticipated product development timeline detailed below is based on management’s estimate of the time requisite to bring the respective products to market, all of which products are subject to uncertainties surrounding the actual completion date of any number of items as is normal in product development.

Note, certain of the anticipated commercial timelines presented have not advanced since the end of our last reporting period. Unless otherwise explained below in respect to specific products, the unanticipated delays are attributed, in large part, to ongoing supply and support issues with our arc lamp component supplier, Mattson, personnel changes, the need to replace aging equipment associated with  PComP™ and availability of financing.

TIME TO

PRODUCT

COMMERCIAL STATUS

COMMERCIALIZE

(MONTHS)

PComP™ W

Growth and Expansion

Current

PComP™ T

Market Entry

Current

PComP™ M

Field Testing

Current

PComP™ S

Prototype Qualification

12

PComP™ Coating Services

Market Entry

Current

ZComP™

Development

18

CermaClad™ CRA Euclid, Ohio

Full scale product API qualification

9 for small scale orders

CermaClad™ CRA 4 line plant

Full scale product API qualification

28 full scale production

CermaClad™ WR

Development

8 plate sales from OH

CermaClad™ LT

Development Delayed

24

CermaClad™ HT

Incubation

36

Product Commercial Expansion Timeline

The Company’s near term plan is to expand the presence of its products in North America and the Asia-

Pacific market. Our attempts to negotiate reasonable terms for a “build to suit” agreement to construct a manufacturing plant in the Recife, Brazil free trade zone have been abandoned. We continue to consider the best strategy to secure direct access for our products to Brazilian markets. Meanwhile, our wholly owned Asian subsidiary, PT MesoCoat Indonesia, is negotiating the terms of a “build-to-suit” agreement to construct a manufacturing plant on the island of Batam, Indonesia. The expected time-frame for the completion of this project is yet to be finalized.

In Mexico our sales agent Metallurgic Solutions, S.A. de CV has been working to get financial support from government and corporate entities to build a production facility in Mexico.

License agreement with Powdermet, Inc.

On July 22, 2008, MesoCoat entered into a license agreement with Powdermet. The agreement granted to

MesoCoat a royalty-free, exclusive, perpetual license to PComP™  and CermaClad™ intellectual property, certain equipment, contracts and business lists, including supporting patents, trademarks, in addition to supporting confidential and trade secret information, including formulations, processes,

customer lists and contracts, in the field of wear and corrosion resistant coatings. The license agreement also included Powdermet’s commitment to provide manufacturing expertise and technical capabilities supporting PComP™ powders. MesoCoat was at the time of licensing a wholly owned subsidiary of

Powdermet. The license agreement between MesoCoat and Powdermet was amended and restated in its entirety on May 31, 2014, in connection with the Company increasing its majority interest in MesoCoat.

The amended and restated license agreement includes the grant of intellectual property provided in the earlier license agreement taking into account developments subsequent to the earlier license agreement.

The amended and restated license agreement will end upon the last valid claim of licensed patents to expire unless terminated earlier with the terms of the agreement.

MesoCoat’s exclusive patent license agreement with UT-Battelle LLC.

MesoCoat has a two stage, exclusive license from UT-Battelle, LLC to utilize two patents in its processes to develop products for wear and corrosion applications. The initial non-commercial exclusive license was entered into on September 22, 2009, which enabled MesoCoat to conduct development work to prove out the technology within the field of use. The second stage of the agreement comprises a commercial exclusive license, executed on March 7, 2011, that permits MesoCoat to conduct commercial sales utilizing the licensed process and technology. The license is valid through the expiration of the last patent in 2024 and required that MesoCoat invest in additional research and development of the technology and the market for products that stem from the technology by committing to a certain level of personnel hours and $350,000 in expenditures. MesoCoat has met the aforesaid conditions of the license agreement.

Stage I and II license fees of $50,000 have been paid against the agreement and a royalty of $15,000 or

2.5% of revenues generated in the United States that utilize the technology, minus allowable costs as defined by contract, whichever is greater, are due March 31 on an annual basis beginning after the first commercial sale. For the first calendar year after the achievement of a certain milestone and the following two calendar years during the term of the agreement, MesoCoat is obligated to pay a minimum annual royalty payment of $10,000, $15,000 and $20,000 respectively. MesoCoat is $10,000 in arrears on the

$15,000 annual payment.

Cooperation agreement with Petroleo Brasileiro S.A

MesoCoat entered into a cooperation agreement dated January 7, 2011, with Petroleo Brasileiro S.A

(“Petrobras”) for the purpose of carrying out development work and conducting validation tests in connection with applying the CermaClad™ process to coating the internal surfaces of pipes for use in the oil and gas industry. The term of the agreement was initially for 18 months during which time MesoCoat,

with the assistance of Petrobras, carried out development work and a series of tests divided into two phases with the prospect of a third phase. Phase I was a feasibility demonstration designed to verify that the CermaClad™ process and resultant materials were compliant with industry standards and acceptable for clad pipe use. Phase II was the development of a prototype pipe cladding facility that could clad the inner surface of a 10 inch diameter pipe, and then verify that the CermaClad™ process as applied to prototype pipes was suitable for application to line pipe in accordance with current industry standards.

The prospective third phase would be to finalize the design and construction of a clad pipe manufacturing facility in Brazil with the capacity of producing cladding on the interior diameter of pipes and tubes with section lengths of 12 meters.

The immediate objective of the agreement, in each of Phase I and II, was that the CermaClad™ product and samples met the American Petroleum Institute (API) 5LD and Det Norte Veritas (DNV) OS F101

standard requirements. API and DNV approvals would, assuming the completion of a suitable manufacturing facility as anticipated by the prospective third phase, permit MesoCoat’s market entry into the oil and gas industry and cause full scale production activities. MesoCoat successfully completed

Phase I by demonstrating that the CermaClad™ process is capable of producing clad steel products that meet API 5LD and DNV OS F101 specifications for CRA clad steel pipe on flat plate coupons.

MesoCoat also accomplished the major objectives of Phase II with the design, fabrication, installation,

and initial operation of a prototype ID cladding system in our Eastlake, Ohio facility, which became operational in April, 2012.  Clad sections of pipe were prepared and tested against API and DNV standards, resulting in proof of capability that the pipe cladding system could produce sections of clad pipe product compliant with industry standards.  To expand the time available for testing, the agreement with Petrobras was extended by six months until January, 2013.  The Phase II final report was submitted in November 2012, including equipment and facility designs and plant layouts for a 4-line Brazilian production facility.

In January of 2013 Petrobras and MesoCoat agreed to a further nine month extension and an expanded scope of development work to include the addition of thermal modeling and imaging to enhance instrumentation and other controls of the pipe cladding process, prior to the delivery of clad pipe sections for qualification testing. This expanded scope was designed to provide defect-free larger sections of clad pipe, and is part of MesoCoat’s overall manufacturing development program which continues to be supported by Petrobras internal support.  This work has been progressing and MesoCoat completed the expanded program in the 1st quarter of 2014. Results to date from these activities resulted in improvements to our ability to monitor the thermal effects through the use of high temperature sensors and cameras along with developing and validating simulation software to analyze the results to support improving the process quality.

Cladding consistency (total area coverage) was linked to consistent and controlled pipe OD surface temperature.  In addition to supporting prototype development and defect elimination efforts, the added data generation, imaging, calibration, simulation, and analysis techniques support the development of quality and manufacturing process control systems necessary to ensure the highest quality clad products.

Over the duration of this agreement, MesoCoat has been able to develop, test and qualify short pipe sections cladded with 3mm thick 625 coating.

Outside of the cooperation agreement, in support of the Phase III manufacturing objectives of the cooperative agreement, MesoCoat has expanded the scope of the design, procurement, installation, and ramp up of a full-scale, 12-meter clad pipe manufacturing facility in Euclid, Ohio. Recently the Company has prepared design drawing and comprehensive budgets to clad the inside of diameter of 24, 30 & 36 inch diameter, 12 meter pipe. This has been instigated by requests from numerous entities from both inside and outside of the oil and gas industry. Our expanded scope will support further automation of the cladding process while ensuring a high level of process control.

Powdermet’s Business

Powdermet was formed in 1996 when it licensed technology developed by its founder from Ultramet Inc.

Since then Powdermet has developed a product platform of advanced materials solutions derived from nano-engineered particle agglomerate technology and derived hierarchically structured materials. These advanced materials include energy absorbing ultra-lightweight syntactic- and nano-composite metals, and energetic materials in addition to the PComP™ nano-composite cermets (a cermet is a metal-ceramic composite) exclusively licensed to MesoCoat. The business has historically financed itself non-dilutively through revenues from corporate engineering consulting and development fees, government and private sector contracts and grants and recently through partnerships with prime contractors and systems integrators.  Powdermet operates as a commercial technology incubator with a subsidiary, spin-out, or license model for major commercial markets (such as with Mesocoat), while retaining and supporting the supply of critical nano-composite powders to licensees, spin-outs, and through toll production, equipment sales, and engineering services.  The company provides nanoengineered materials, technology development services, and specialized production equipment in the nano- and engineered particle space.

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

Powdermet has four materials solution families under development:

(1)  SComP™ - A family of syntactic metal composites known for their light weight properties and ability to absorb more impact energy than any other known material. SComP™ can provide weight savings over aluminum and magnesium alloys without magnesium’s corrosion and wear limitations, reducing structural weight by 10-30% in targeted aerospace, consumer electronics,

and transportation applications.   One new patent application was filed in the quarter ended May

31, 2014, on low density, mill product and method of manufacture.

(2)  MComP™ - A family of hierarchically structured, rare earth free, nano-composite metal and metal matrix composites that provide higher strength and temperature capability compared to traditional aluminum and magnesium allows. MComP™ is designed to be a market replacement for beryllium, aluminum and magnesium in structural applications, without relying on scare and expensive rare earths to produce high strength and thermal stability. Targeted applications include aerospace and defense and transportation market segments, as well as electrical transmission and distribution.  A nano-composite cermet bearing material, HybriMet™, was recently demonstrated for large hybrid bearing applications utilizing the combined high toughness and strength of hierarchically structured nano-composite materials platform.

(3)  EnComP™ - A diverse family of nano-engineered particle based solutions for energy storage and release. Current developments include record setting energy density nanoparticle filled films for capacitors, structured nano-composite anode and cathode materials for thermal and lithium ion

batteries, and hydrogen storage media capable of energizing power fuel cells down to -34C.   A

new patent application was filed related to environmentally-triggered reactive composites, with applications to well perforation devices, reactive warheads, and dissolvable frack balls for shale gas field completions Nano-composite capacitor films with 16X higher energy storage density than state of the art biaxially oriented polypropylene (BOPP) have been demonstrated at the pilot plant scale, and these films are currently being integrated into devices for eventual commercial product launch.  To this end, a new company, Cratus Energy, LLC has been formed as a potential launch vehicle for the capacitor technology, but this has not yet been monetized or licensed.

(4)  SynFoam™ - A family of structural, thermally insulating syntactic ceramic composites combining strength, high temperature functionality and low thermal conductivity into one multifunctional material. Applications include rocket propulsion and re-entry vehicle systems,

and structural insulation for high temperature energy production and use including flowlines and

heat treatment furnaces.   Two patent applications were filed for high temperature structural insulation, and for high temperature insulation for production flowlines to support new product releases in the Synfoam™ Product line.

Powdermet’s developmental products closest to commercialization are Hybrimet™ nano-composite bearing materials and EnComP™ energetic nano-composites. Powdermet also produces custom-

engineered powders and nano-powders, provides advanced materials contract research and development services, and derives significant revenues from development contracts and toll manufacturing services.

Powdermet’s MComP™ metal nano-composite development group continues to work on reducing the cost of record-breaking light metal nano-composites.  Nano-composite metals which have been engineered with specific distributions of nano- and micro-scale features have been shown to possess previously unachievable combinations of strength and ductility, with nano-composite aluminum approaching the strength of steel at 1/3rd the density/weight.  These nano-engineered metals are highly sought after for weight reduction and fuel economy benefits in transportation vehicles, including armored

military, high speed rail, and large truck applications.   Powdermet has been collaborating in a joint

venture with Oshkosh defense, Eck industries, and the University of Wisconsin to develop a low cost

(compared to powder metallurgy routes) castable aluminum nano-composite exhibiting record-breaking

combinations of strength and ductility along with improved fabricability.    Powdermet is working with its

partners to demonstrate scalable production, and our next major milestone is to produce a several hundred pound casting suitable for use in a heavy transport vehicle.

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

Terves, Inc.

On July 23, 2013, Powdermet announced the launch of its wholly owned subsidiary Terves Inc., to commercialize proprietary reactive materials and light metals technology for the shale gas and oil industry. Terves’ TervAlloy™ technology was initially based on Powdermet’s MComP™ metallic nano-

composite and EnComP™ structural energetics development group to build reactive warheads for the US

Department of Homeland Security and beryllium alternatives for missile defense systems. TervAlloy™

technology has since been reconfigured and customized into engineered reactive materials that can significantly improve the efficiency, oil recovery, and safety of well isolation, perforation and completion for oil and gas companies operating in shale and tight rock formations in the United States and across the globe.  Terves was granted an exclusive license for Powdermet light and reactive metals technology, and the company has matched external economic grants to provide initial start-up capital.

TervAlloy™ is a class of patent pending, environmentally responsive, lightweight metallic materials manufactured from magnesium and other light metals such as lithium and calcium that are high strength,

machinable, and also respond in an engineered and controlled manner to environmental stimuli such as changes in fluid, pH, temperature or electrical or magnetic fields to induce material changes such as decoherence (disintegration), gas generation, or heat generation. TervAlloy™ is engineered for various market applications including oil and gas tools for well isolation and completion (frac-balls, sleeves, and seats), well perforation, and fracturing, lightweight electronic packaging, beryllium replacement, airframe structures, missile airframes and rocket motor cases, and transportation The primary application of

TervAlloy™ for oil and gas include controlled disintegration well completion tools and reactive tooling that provides for the generation of heat and gas pressure inside a formation.

Terves’s first generation disintegrating frac ball product was launched in August, 2014, and the second generation disintegrating frac balls is scheduled for release in October, 2014.  The company is developing a suite of products including frac balls, completion tooling, proppants, energetic materials, and diagnostic materials to meet industry needs in the well stimulation marketplace, and has formed development partners with leading oilfield service companies to further develop the product for market insertion towards the end of 2014.

Tervalloy™ products are designed to compete with dissolving polymeric frac balls, such as bioballs from

Fairmont Santrol, or those distributed by Magnum Oil Tools.  The company is competing with new product offerings from Baker Hughes (Intellifrac™), and several new players including Rockwell Tools

and several others.   Terves is already working on gen-2 higher strength materials (30KSI versus 18KSI shear), and surface engineering technologies to modify the response and triggering of the balls to leapfrog ahead of emerging competitors in the metallic frac ball market.

AMP Distributors Inc. SEZC and AMP Distributors, Inc.

AMP Distributors Inc. SEZC (“AMP SEZC”)(formerly AMP Distributors, Inc.) and AMP Distributors,

Inc. (“AMP FL”) were formed by the Company in June 2011 and July 2012, as a Cayman Islands

company and a Florida corporation respectively.  In April 2013, AMP SEZC filed for a Trade Certificate which was approved in full in May 2013 to begin operations as a Special Economic Zone Company. An office has been established by AMP SEZC in the Cayman Enterprise City. The primary purpose of these entities is to negotiate, execute and administer the set up of the corporate and tax structures of our overseas subsidiaries, as well as potentially handling some international sales of MesoCoat's products.

AMP SEZC and AMP FL will also be tasked with acquiring equipment and coating materials for the

Company’s international transactions. AMP SEZC has acquired a Work Certificate for its General

Manager (with over 30 years of experience in the overseas financial services industry).  Kariola Limited,

a consultancy organization, was commissioned and has fulfilled its agreement to assist it with technical advice and entry into Asian markets.

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

These issues affect many sectors of the worldwide economy. According to The World Corrosion

Organization, the cost of corrosion to the global economy is $2.2 trillion annually, or roughly 3% of the world’s GDP.

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

▪     downtime costs;

▪     larger spare parts inventories; and

▪     increased maintenance costs.

▪     Cost of failure.

There are also related costs that may be less obvious. For instance, some of the nation’s energy demand is generated by firms fixing metallic degradation problems. It is estimated that every tonne of steel produced leads to 2.4 tonnes of CO2 emission; and thus it is easy to compute the reduction in CO2 emissions that could be achieved by making steel last longer. Studies have shown that this increased energy demand would be avoidable if corrosion was addressed at the preventable stage. Some of this demand could be reduced through the economical, best-practice application of available corrosion control technology.

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

Metal Coating – PComP™

MesoCoat’s PComP™ ceramic-metallic (cermet) thermal spray coatings replace electrolytic hard chrome,

electroplating, spray and fuse, and thermal spray carbides by imparting supreme wear and corrosion resistance. Thermal spraying is generic term used to define a group of processes that deposit finely divided metallic or nonmetallic materials onto a prepared substrate to form a coating. The coating material may be in powder, rod or wire form. Thermal spray coatings are applied by means of special devices / systems through which melted or molten spray material is propelled at high speed onto a cleaned and prepared component.

In all sectors of industry today, the catch phrase “better, faster, cheaper” is common and valid, as it seems that production demands are ever-increasing. Highly demanding requirements and aggressive service conditions often lead to the premature loss of component or system function. Metal coatings are used primarily to protect metal components and equipment from corrosion and wear. Thermal spray coatings and electroplating are used in over 34 industrial sectors including aerospace, energy, automotive,

transportation, steel, textile, agriculture, pulp and paper, printing, petrochemical, electronics,

semiconductor, computer, defense and medical/dental industries, etc.

According to International Thermal Spray Society, the thermal spray industry was estimated to be around

$7.6 billion (for 2006), and with a modest 4.5% CAGR the market size is expected to be approximately

$11 billion per annum globally at the end of 2014. The thermal spray coatings market can be divided into three primary segments; coating equipment, coating materials, and coating services. Industry reports and experts estimate that thermal spray coating services accounts for the largest share at 75% of the market,

whereas coating materials at 20% and coating equipment at 5% of the market constitute the rest.

According to a BCC research report, the worldwide market for chromium electroplating grew at a low

CAGR of approximately 0.6% during 2005 to 2010, from approximately $3.2 billion in 2005 to approximately $3.3 billion in 2010. This slow growth is attributed to the immense health and environmental hazards caused by the waste generated in this process. Moreover, it is expected that chromium electroplating will be largely replaced by electroless nickel plating. This anticipated change is reflected in the decreasing percentage of chromium electroplating in the total electroplating market, from approximately 33% in 2005 to approximately 26% in 2010. The electroplating of chromium is done for a variety of applications and can be broadly categorized as hard chromium electroplating, decorative chromium electroplating, and trivalent chromium electroplating. It is expected that thermal spray coatings would continue to capture an increasing share of the electroplating market, driven primarily by regulations that mandate the ban of toxic materials and waste streams.

Metal Cladding – CermaClad™

MesoCoat’s CermaClad™ metal cladding technology is used to produce corrosion- and wear-resistant clad pipes and flat plates and sheets. MesoCoat’s development and qualification efforts are currently focused on developing corrosion-resistant clad pipes for the oil and gas industry, and wear-resitant clad pipes for the oil sands and the mining industry. Cladding refers to a process where a metal, corrosion resistant alloy or composite (the cladding material ) is bonded electrically, mechanically or through some other high pressure and temperature process onto another dissimilar metal (the substrate) to enhance its durability, strength or appearance. The majority of clad products made today uses carbon steel as the substrate and aluminum, nickel, nickel alloys, copper, copper alloys and stainless steel as the clad materials to be bonded. Typically, the purpose of the clad is to protect the underlying steel substrate from the environment it resides in.

Estimates and industry experts suggest that metal cladding is a $4 billion market globally, which can be further segmented as $2 billion for clad pipes and $2 billion for clad plates and components. Clad pipes are primarily used to protect against corrosion and wear in offshore oil and gas, petrochemical, and mining industries; whereas the clad plates are used to form equipment and components such as pressure vessesl, reactors, tanks, etc. for a variety of industries including oil and gas, petrochemical, nuclear,

desalination, chemical, concrete, etc. It is estimated that over 50% of the clad products are used in the oil and gas industry.

The International Energy Agency estimates that more than 70% of the remaining oil and gas reserves are highly corrosive and an increasing share of global oil and gas production is now offshore. To explore these corrosive reserves and especially the high-pressure high-temperature reserves found offshore, there is a need for pipes and components that can withstand the assault of extremely corrosive constituents present in these reserves.

Until the early 1990s, offshore exploration and drilling in deepwater areas was considered an economically unattractive option for the production of hydrocarbons from offshore reserves due to substantially higher development costs of drilling, the lack of heavy-duty equipment, technological limitations, and high project risks making it commercially unviable. However, with recent advancements in offshore drilling technology, offshore rigs, and vessels have helped exploration and production companies to venture into deepwater and ultra-deepwater basins. Even governments across different countries have been encouraging deepwater and ultra-deepwater E&P activity through favorable policies,

taxation systems, and concessions in order to achieve maximum possible energy self-reliance. Deepwater activity is expected to grow substantially in the future, and is likely to witness aggressive steps by E&P companies worldwide seeking to drill for new hydrocarbon reserves in deeper waters.

The global oil and gas capital expenditure (CapEx) is expected to increase from $1,036 billion in 2012 to

$1,201 billion in 2013, registering a growth of 15.9%. The trend of increasing capital expenditure is expected to continue for the foreseeable future, especially driven by reserves that are deeper and farther away from the shore. Infield Systems Deepwater and Ultradeepwater Market Report states that the largest proportion of deepwater investment to be directed towards pipeline installations; comprising 39% of total global deepwater expenditure - and clad pipes would constitute a healthy share of this offshore pipeline investment.

Oil and gas companies have been exploring in progressively deeper fields. For example, Transocean Ltd recently stated that it drilled the deepest well in its company’s history, at 10,385 feet underwater. Drilling in deeper waters, along with the discoveries of new offshore oil and gas fields around the world, has led to strong increases in offshore production equipment. Noble Corporation stated in its FY12 earnings conference call that oil and gas E&P companies announced 52 oil and gas field discoveries that were at least 4,000 feet underwater, breaking the previous record by 40%. Eighteen of these fields were at least

7,000 feet underwater and nine of these fields were at least 8,000 feet underwater. These numbers are indicative of the trend toward producing oil and gas in deeper offshore fields. It is expected that this trend will continue, which will create the need for increases in both the quality and quantity of clad pipe.

In addition, the high CO2 content witnessed in the reserves in the Asia-Pacific and MENA regions, and high H2S content in Gulf of Mexico, Brazil, and West Africa which when coupled with higher pressure and higher temperature of these deepwater reserves, make corrosion not just a concern but a challenge, a substantial challenge. To encounter such corrosive assault, it has become imperative to use corrosion-

resistant clad pipes which perform the role of solid CRA pipes but at 1/5th cost thus making several of these challenging reserves economically viable.

Competition

MesoCoat and Powdermet can expect to face intense competition within their respective market segments with product commercialization. The industrial coatings and engineered materials sectors are highly fragmented by companies with competing technologies each seeking to develop standards for respective industries. Industrial coatings research and development has been ongoing for some time and several firms are perceived as the industry leaders. Despite, the prospect of intense competition, the Company is confident that the growing demand for protective coatings and cladding, from the oil and gas sector alone,

has created an industry wide gap in availability into which its products can successfully compete.

MesoCoat

PComP™

PComP™ nanoengineered cermet products have few directly comparable competitors. Although there are established thermal spray coating material manufacturers such as Deloro Stellite, Oerlikon Metco,

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

Other specific competitive advantages supported by the application of the CermaClad™ products include:

Time and productivity

▪     Much  higher  material  application  rate  than  weld/laser  cladding,    application  rate  -  more

scalable for production volume

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

▪     Qualification   and   Testing   –   As   leading   companies   in   multiple   industries,   as   well   as   U.S.

government  agencies,  test  and  qualify  MesoCoat  and  Powdermet’s  products,  significant  barriers to entry are automatically created for potential competitors.

▪     Fundraising  -  As  a  publicly  traded  entity,  the  Company  can  access  financing  from  public  equity markets which can provide liquidity and access to required capital.

The Company has also constructed the following barriers for potential competitors:

▪     Product development expertise in both MesoCoat and Powdermet;

▪     Exclusive global license for the high density fusion cladding process from Oak Ridge National

Laboratory; and several additional design and utility patents filed by the companies coupled with several product and process trade secrets

▪     Strong product pipeline that are expected to be ready for market in the next 2-3 years;

▪     Strong research and development programs.

The Company will encounter the following barriers to entry:

▪     American Petroleum Institute (API) certification for its CermaClad™ products. In order to successfully sell to the oil and gas industry, MesoCoat’s coatings must receive official approval and certification, a process that generally requires major oil and gas entities to qualify our products for use, followed by qualification for specific projects. MesoCoat’s cooperation agreement with Petroleo Brasileiro S.A. has demonstrated product suitability at the laboratory scale, and is in the final stages of a prototype clad pipe product qualification. The construction of our Euclid, Ohio 12 meter pipe plant, at a cost of over $6,000,000 (including funding from joint development agreements and federal grants) and subsequent quality certification of the facility and its products represent significant steps towards introducing the Company’s pioneering products in the oil and gas sector.

▪     Market acceptance of MesoCoat’s CermaClad™’ product line that would encourage entry into markets such as the oil sands development in Alberta, Canada. MesoCoat is in the process of establishing a research and development facility in Alberta, Canada to accelerate qualification of its CermaClad™ WR clad pipe and components.

▪     developing the best products with the best value and protecting proprietary technology.

Marketability

The ultimate success of any product will depend on market acceptance in its many forms, including cost,

efficiency, production capability, convenience and application. The market for MesoCoat’s prospective products is potentially enormous and will require the Company to apply a significant portion of its focus on how to best initiate market introductions and into which segments. The commercial possibilities for those products currently under development at Powdermet are no less expansive and will likewise require that significant resources are dedicated to an effective marketing strategy.

MesoCoat

A tremendous need exists today to find better corrosion protection and wear prevention technologies to replace many of the limited life, high cost coating and alloy materials used today to solve operational problems in industrial and infrastructure applications.  A general trend exists across several industries of operating in increasingly challenging environments where components and equipment have to withstand the assault of high degree of corrosion and wear.

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

PComP™

MesoCoat has been working with major fortune 100 clients, and several equipment manufacturers from the oil and gas industry for product insertion.  In addition to these large clients which have long sell cycles (2-5 years not atypical), MesoCoat has worked through certified application partners in Calgary,

and Houston to capture short cycle sales and gain initial market exposure.  The company has established relationships with several coating application shops, end users, and has sales representatives in Houston,

Midwest, and Canada to drive product adoption. Application services will be sold on a “per square inch”

basis and pricing will be reflective of market pressures and the volume of work received from each commercial customer. Pricing variables will be taken into consideration for each application service order.

MesoCoat has a full-functional thermal spray coating facility with one large capacity spray booth,

completed with a Fanuc robot, DJ 2600, DJ 2700 and JP 5000 HVOF spray systems, and is setting-up two additional thermal spray coating booths along with the associated surface preparation, component handling, and finishing equipment. Our staff has over 50 years of thermal spray experience coating parts for several industries including aerospace, chemical & plastics, oil & gas, mining, primary metals,

industrial, and paper. MesoCoat has also secured a $1.5 million match loan from the State of Ohio for scaling-up powder production capability and setting-up two additional thermal spray coating cells in

Ohio. Meanwhile, MesoCoat will continue to work with several thermal spray coating facilities that are pre-qualified with the largest OEM’s in the Gulf Coast, Midwest, and Canada.

CermaClad™

MesoCoat’s market entry plans for CermaClad™ are to clad the interior diameter of full length oil and gas pipes with corrosion resistance alloys, and initially Alloy 625 using high productivity CermaClad™

application technology.  In this market, MesoCoat is qualifying CermaClad™ 625 to current industry standards, working with Petrobras, other oil and gas majors, offshore pipe manufacturers, and engineering, procurement, and construction (EPC) companies to ensure industry acceptance of qualification data as the path to market acceptance.  Due to the large order size for clad pipes, ranging from $2-500+ million per project, successful introduction of CermaClad™ CRA clad pipes is expected to result in an immediate market success. MesoCoat expects to send shorter section of clad pipe for qualification to oil and gas majors within the next 6 months, and to begin commercial corrosion-resistant clad pipe production at the Euclid plant in the second or third quarter of 2015.

In addition, MesoCoat along with its partner Northern Alberta Institute of Technology (NAIT) received a

$2.75 million dollar funding commitment from Alberta’s Ministry of Innovation and Advanced Education

(IAE) and Western Economic Diversification Canada (WD) for an 18-month collaborative effort to establish a prototype demonstration facility for developing, testing and commercializing wear-resistant clad pipe and components. Improvements in wear resistance are expected to make a significant impact in reducing losses due to maintenance and downtime while increasing productivity in oil sands and other mining applications. The development of Alberta’s oil sands has been slowed by the lack of resistant materials for transport lines, and components that are subjected to corrosion from the highly abrasive slurry. Currently, pipes that transport the highly abrasive oil sands slurry have to be rotated every three to four months and are replaced every 12 to 15 months. The cost of maintenance and its associated downtime in the Alberta Oil Sands industry is estimated at more than $10 billion annually. According to the Materials and Reliability in Oil Sands (MARIOS) consortium in Alberta, this figure is expected to increase significantly as production expands in the coming years. Improvements in wear resistance are expected to make a significant impact in reducing losses due to maintenance and downtime while increasing productivity in oil sands and other mining applications.  This new facility will serve as a platform for MesoCoat’s to introduce its products to the Alberta oil sands market, which, with proven reserves estimated at more than 169 billion barrels, is one of the world’s largest oil resources. The oil sands are a major source of oil for Canada, the United States and Asia. Alberta’s Energy Resources

Conservation Board expects output from the province’s oil sands to double to 3.8 million barrels per day

(bpd) by 2022, from the 1.9 million bpd in 2012. Producers are looking to extend the life of carbon steel transport pipes with harder, tougher coatings that protect them from the abrasiveness and high acidity of the tar-like bituminous oil sands. CermaClad™ wear-resistant clad products could provide that economically viable, long-term solution. MesoCoat is collaborating with several oil sands majors and expects to complete development and qualification of wear-resistant clad pipes within the next 18 months,

and commercial production within the next 24 months.

Management has made sizeable investments in redesigning and miniaturizing the technology to commit to this initial market solution. The initial CermaClad™ system has a very large footprint, 4 feet cube, and

MesoCoat and partners had to make substantial modifications to the system to make it fit inside a 10”

inner diameter pipe. The new inside diameter CermaClad™ lamp head has now been operating for over three years integrated into a subscale 6-ft CermaClad™ pipe coating system, and for close to 2 years in a production-scale 40 feet CermaClad™ pipe cladding system.  The 6-feet prototype cladding system was used for initial product demonstration, sub-scale prototype development, and industry-standard product qualification milestones.  In April, 2013, MesoCoat completed the installation of a 11,000 sq.ft production-scale cladding set-up to demonstrate full scale manufacturing, develop clad pipe sections for product and process qualification, and get certified for supplying clad pipes to oil and gas majors.

Completion of the full scale product facility followed by subsequent product certifications will enable

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

MesoCoat's patents include: six exclusively licensed patents from Powdermet, the earliest of which expires May 30, 2020 (see dates below); two exclusively licensed patents from UT Battelle LLC which expire on March 15, 2019 and July 30, 2024; and four pending U.S. Patents and three pending global patents, all of which expire in 2030 or after.

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

MesoCoat and Powdermet have a history of working on critical research and development projects for the private and public sector over a broad range of research fields, with further work extending into peripheral areas. MesoCoat and Powdermet have adopted this approach because they believe that excellent products can be created when a backdrop of diversified sciences and technologies exist. From this broad range, their respective research and development staffs work closely with sales and operations management teams to establish priorities and effectively manage individual projects.

Currently, MesoCoat and Powdermet are working on several critical and high risk-high reward research and development projects funded by the federal government, state government and end users. MesoCoat’s

PComP™ and Powdermet’s SComP™ product lines that are the end product of federally funded research and development.

Employees

As of September 30, 2014, the Company and its subsidiary, MesoCoat have 30 employees. We use additional consultants, attorneys, and accountants as necessary to assist in the development of our business.

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

The Company incurred net losses of $19,502,097 for the period from June 27, 2006 (inception) to May

31, 2014. Since we have been without significant revenue since inception and have only recently transitioned to producing revenue that is insufficient to support operations, losses may likely continue for the foreseeable future.

The Company has a history of uncertainty about continuing as a going concern.

The Company’s audits for the periods ended May 31, 2014 and 2013 expressed an opinion as to its ability to continue as a going concern as a result of net losses since inception and a working capital deficit of

$7,927,372 as of May 31, 2014. Until the Company is able to produce net income over successive future periods its ability to continue as a going concern will remain in jeopardy.

The Company requires capital funding.

The Company must raise additional funds, either through equity offerings, debt placements or joint ventures, to maintain operations and meet our long term financial commitments. Additional capital, if in the form of equity, will result in dilution to our current shareholders. Should the Company be unable to realized future income it ability to continue as a going concern will remain in jeopardy.

The Company has defaulted on certain unsecured debt obligations

The Company has defaulted on certain significant unsecured debt obligations due prior to or subsequent to the end of this annual reporting period, which defaults have caused the original obligations to increase due to higher interest and penalties. Despite discussions with the holders of the debt, the Company has been unable to resolve amounts due. The Company does intend to fulfill its obligations but without additional capital funding it may be unable to satisfy the debt holders which in turn may subject the

Company to legal action.

MesoCoat has secured its assets against the payment of certain loan amounts due in April of 2015.

Should MesoCoat be unable to repay amounts due to a third party creditor of approximately $1,340,000 on April 29, 2015, all of its assets, with limited exceptions, absent any change in certain loan documents,

will become the property of a third party creditor on declaration of default. The Company is in the process of securing a financing sufficient to repay said creditor and is confident that MesoCoat’s obligations will be satisfied or otherwise amended to avert any default. However, neither the financing to satisfy

MesoCoat’s loan obligations nor any changes to the terms and conditions of the loan documents have yet been agreed.

The Company’s success is dependent on its ability to commercialize proprietary technologies to the point of generating sufficient revenues to sustain and expand operations.

The Company’s near term future operation is dependent on its ability to commercialize proprietary technologies to produce sufficient revenue to sustain and expand operations. The success of these endeavors will require that sufficient funding be available to assist in the development of its business interests. Currently, the Company’s financial resources are limited, which limitation may slow the pace at which proprietary technologies can be commercialized. Should the Company be unable to improve its financial condition through debt or equity offerings, the ability to successfully advance its business plan will be severely challenged.

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

Although MesoCoat and Powdermet intend to implement exhaustive testing programs to identify potential material defects in technology each develops, any undetected defects could harm their reputation and that of the Company, diminish their customer base, shrink revenues and expose themselves and us to product liability claims. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

The Company’s common stock is deemed to be “penny stock”, which determination may make it more difficult for investors to sell their shares.

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

None.

ITEM 2.

PROPERTIES

The Company maintains 800 sq. ft. of executive office space at 2665 S. Bayshore Drive, Suite 450,

Miami, Florida, 33133 on a month to month basis at a cost of $2,419 a month paid to Grand Bay Property

Management. The Company does not believe that it will need to maintain a larger office at any time in the foreseeable future in order to carry out its operations.

MesoCoat maintains 22,000 sq. feet of the research and development space and a11,000 sq. feet clad pipe manufacturing facility located at 24112 Rockwell Drive, Euclid, Ohio 44117 each of which is leased from

Powdermet on a sub-lease basis that runs through May 31, 2020. The cost of the sub-lease for MesoCoat is $6,700 paid to Powdermet per month.

Powdermet maintains 48,000 sq. ft. of research and development space located at 24112 Rockwell Drive,

Euclid, Ohio 44117. The cost of the lease is $6,800 per month, adjustable on an annual basis, paid to

Sherman Properties LLC., a related party. The term of the lease runs through October 31, 2020 with the right to sub-lease the premises to MesoCoat.

ITEM 3.

LEGAL PROCEEDINGS

Uptick Capital, LLC.

The Company initiated legal proceedings against Uptick Capital, LLC. (“Uptick”) on November 7, 2012,

in the United States District Court for the Southern District of New York Superior Court. The claim was based on Uptick’s alleged failure to perform according to the terms of a consulting agreement dated

November 1, 2010, pursuant to which Uptick was to identify and introduce suitable investors to the

Company in exchange for certain consideration including 60,000 shares. The Company sought the return of its 60,000 shares delivered which were subsequently sold or in the alternative a judgment in an amount to be ascertained for damages in addition to reasonable attorney’s fees and court costs. The parties settled the legal proceedings on April 1, 2014, pursuant to which settlement the parties agreed to hold each other harmless and to each pay their own legal and other expenses.

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

Company no longer intends to proceed with its complaint and expects that the legal proceedings will be dismissed without prejudice.

Joe T. Eberhard

Joe T. Eberhard initiated legal proceedings against the Company on August 29, 2014, in the United States

District Southern District of Florida. The claim is based on the Company’s failure to repay amounts due on certain promissory notes. The complaint seeks $720,698.72 plus interest. The Company has obtained an extension of time in which to respond to the complaint and will respond in due course.

ITEM 4.

MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF

EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Pink Limited Information electronic quotation system under the symbol “ABKI” due to the late filing of this annual periodic report. On the filing of this report, the Company expects to resume trading on the OTCQB. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

The following table sets forth the high and low bid prices for the common stock as reported for each quarterly period over the last two fiscal years.

High and Low Bid Prices

Year

Quarter Ended

High

Low

2014

May 31

$1.21

$0.60

2014

February 28

$1.36

$0.86

2013

November 30

$2.57

$0.86

2013

August 31

$3.20

$2.16

2013

May 31

$3.50

$2.52

2013

February 28

$2.85

$2.55

2012

November 30

$2.93

$1.46

2012

August 31

$2.45

$1.55

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

Common Stock

As of September 30, 2014, there were approximately 1,200 shareholders of record holding a total of

68,418,615 shares of fully paid and non-assessable common stock of the 2,500,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of September 30, 2014, there were 50,000,000 shares of preferred stock, par value $0.0001 authorized of which none were outstanding. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

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

Warrants

As of September 30, 2014, there were 1,889,566 warrants outstanding to purchase shares of the

Company’s common stock.

Stock Options

As of September 30, 2014, there were 3,419,994 stock options outstanding to purchase shares of our common stock.

Convertible Debt Securities

As of September 30, 2014, there were four convertible debt securities convertible into the shares of its common stock for an aggregate principal amount of $3,541,963 plus accrued interest and penalties.

One convertible debt security, in the principal amount of $500,000, due on or before July 14, 2014,

accrued interest at 5% per annum, convertible at $1.00 per conversion unit, which unit consists of one share of our common stock and one half share warrant to purchase an additional share of our common stock at $1.50 per share, for a period of two years following the conversion date. The Company did not satisfy this unsecured obligation as of the stated maturity date subjecting the amount due thereunder to additional interest charges and penalties.

Two convertible debt securities, in the aggregate principal amount of $1,700,000, due on or before

September 15, 2014, accrued interest at 5% per annum, convertible at $1.00 per conversion unit, which unit consists of one share of our common stock and one half share warrant to purchase an additional share of our common stock at $1.50 per share, for a period of two years following the conversion date. The

Company has not satisfied this unsecured obligation as of the stated maturity date subjecting the amount due hereunder to additional interest charges and penalties.

One secured convertible debt security, in the principal amount of $1,341,963, due on or before April 27,

2015, bears no interest and is convertible at $0.80 per conversion unit (subject to decrease in the event of dilutive issuances), which unit consists of one share of our common stock and one half share warrant to purchase an additional share of our common stock at $1.20 per share for a period of two years following the conversion date.

Debt Securities

As of September 30, 2014, there were two debt securities for an aggregate principal amount of $455,000 plus accrued interest and penalties.

One debt security, in the principal amount of $50,000, due on or before September 15, 2013, that accrued interest at 5% per annum. The Company has not satisfied this unsecured obligation as of the stated

maturity date subjecting the amount due hereunder to additional interest charges and penalties.

One debt security, in the principal amount of $405,000, due on or before September 15, 2014, that accrued interest at 8% per annum. The Company has not satisfied this unsecured obligation as of the stated maturity date subjecting the amount due hereunder to additional interest charges and penalties.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2014, the Company has issued 82,941 restricted common shares under equity compensation plans to the MesoCoat, Inc. Supplemental Discretionary Tax Qualified Profit Sharing and

Trust (57,242) and the Powdermet, Inc. Supplemental Discretionary Tax Qualified Profit Sharing and

Trust (25,699).

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company has not repurchased any shares of its common stock during the fiscal year ended May 31,

2014 or since that date through September 30, 2014.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 9, 2014 our board of directors authorized the issuance of 25,000 restricted shares at $1.00 per share to Crystal Research Associates, LLC in accordance with the signed acceptance letter dated

February 11, 2012 representing payment for year two of this agreement pursuant to the exemption from registration provided by Section (4) of the Securities Act of 1933, as amended (“Securities Act”).

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

On April 9, 2014 our board of directors authorized the issuance of 15,000 restricted shares at $1.00 per share to Financial Insights in accordance with the terms of the agreement dated September 1, 2013,

pursuant to the exemption from registration provided by Section (4) of the Securities Act.

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

On April 9, 2014, our board of directors authorized the issuance of 256,000 restricted shares of its common stock and 128,000 warrants to purchase 128,000 shares of our common stock at an exercise price of $2.70 until February 27, 2016 to the following entities and individuals for $1.00 each, or an aggregate of $256,000 pursuant to the exercise of warrants in reliance upon the exemptions from registration provided by Section 4(2), Regulation D and Regulation S of the Securities Act:

Name

Consideration

Basis

Shares

Warrants

Exemption

Warren D. Lydon      $20,000

Subscription

20,000

20,000

Sec. 4(2)/Reg D

Steven R. Ferris

$216,000

Services

216,000

216,000

Sec. 4(2)/Reg D

Chris T. Bennett

$20,000

Subscription

20,000

20,000

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

On April 9, 2014, our board of directors authorized the issuance of 1,439,268 restricted shares of its common stock and 719,635 warrants to purchase 719,635 shares of our common stock at an exercise price of $1.20 until April 9, 2016 to the following entities and individuals for $0.80 each, or an aggregate of

$1,151,414 pursuant to the exercise of warrants in reliance upon the exemptions from registration provided by Section 4(2), Regulation D and Regulation S of the Securities Act:

Name

Consideration    Basis

Units

Warrants     Exemption

Ammon & Associates, Inc.

$400,000

Subscription     500,000     250,000

Sec. 4(2)Reg D

Orsa & Company

$40,000

Services

50,000

25.,000

Sec. 4(2)Reg D

Hermann Buschor

$72,236

Services

90,295

45,148

Sec. 4(2)Reg D

Stratton SA

$ 164,792

Subscription     205,990     102,995

Sec. 4(2)Reg S

Green Chip SA

$394,386

Subscription     492,983     246,492

Sec. 4(2)Reg S

Steven R. Ferris

$80,000

Services

100,000     50,000

Sec. 4(2)Reg D

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

On April 22, 2014 our board of directors authorized the issuance of 30,000 restricted shares at $0.80 per share to Avid Advertising, Inc. Dba Stockblogs.com in accordance with the signed letter of agreement dated April 16, 2014 representing payment commencing April 15, 2014 for a period of seven months,

pursuant to the exemption from registration provided by Section (4) of the Securities Act.

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

On May 6, 2014 our board of directors authorized the grant of 150,000 stock options with an exercise price of $1.00 per share that expire ten years from the date of vesting in equal one-third increments annually beginning on April 30, 2015, to Ryan Owen and authorized the issuance of 20,000 restricted shares valued at $0.1 per share in accordance with his Board of Directors Compensation Agreement dated

May 6, 2014 in reliance upon the exemptions from registration provided by Section 4(2) of the Securities

Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On May 30, 2014 our board of directors authorized the grant of 20,000 stock options with an exercise price of $1.14 per share that expire ten years from the date of vesting in equal one-third increments annually beginning on May 30, 2015, to Milena Ordenes in consideration for her position with Abakan

Inc. as Executive Assistant to the President as an incentive in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On May 30, 2014 our board of directors authorized the grant of 100,000 stock options with an exercise price of $1.14 per share that expire ten years from the date of vesting in equal one-third increments annually beginning on May 30, 2015, to Evelina Vogli in consideration for her position with Abakan Inc.

as Executive Assistant to the President as an incentive in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On May 30, 2014, our board of directors authorized the issuance of 60,000 restricted shares of its common stock and 60,000 warrants to purchase 60,000 shares of our common stock at an exercise price of $1.20 until May 29, 2016 to the following entities and individuals for $0.80 each, or an aggregate of

$48,000 pursuant to the exercise of warrants in reliance upon the exemptions from registration provided by Section 4(2), Regulation D and Regulation S of the Securities Act:

Name

Consideration      Basis

Units

Warrants      Exemption

Warren D. Lydon

$20,000

Subscription      25,000

25,000

Sec. 4(2)/Reg D

Susan S. Almendinger

$20,000

Subscription      25,000

25,000

Sec. 4(2)/Reg D

Kevin McDonnell

$8,000

Subscription      10,000

10,000

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

On May 31, 2014, our board of directors authorized the issuance of 2,000,000 restricted shares of its common stock to Powdermet, as part of an exchange for 98,000 restricted shares of MesoCoat made in accordance with the terms and conditions of an accord and satisfaction of investment agreement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

Trading Information

The Company’s common stock is quoted under the symbol “ABKI”.

The information for our transfer agent is as follows:

Island Stock Transfer

100 Second Avenue South, Suite 300

St. Petersburg, Florida  33701

Tel: (727) 289-0010.

ITEM 6.

SELECTED FINANCIAL DATA

Not required.

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

The Company’s plan of operation for the coming year is to scale-up production and accelerate market entry for our PComP™ products and to complete the development and qualification of our CermaClad™

products. Meanwhile, the Company will continue research and development efforts to ensure the continuity of our product pipeline. Mentioned below are a few key efforts and milestones accomplished by the Company and its subsidiaries during the twelve month period ended May 31, 2014, in pursuing the fulfillment of our plan:

  ▪

The Company completed debt and equity financings in the amount of $3,992,422.

  ▪

2,000,000 shares of common stock, valued at $2,580,000, were issued in exchange for shares in

Powdermet.

  ▪

The Company announced expansion plans for PComP™ coatings that will involve scaling-up

PComP™ powder production to 160 tons/year and set-up and potentially acquiring up to 5 US based thermal spray production businesses, with 12 to  spray booths over the next 3 years.

  ▪

The Company signed an exclusive agreement with LIMO Lissotschenko Mikrooptik GmbH

("LIMO'), based in Dortmund, Germany for the development of a laser based system for the production of wear and corrosion resistant cladding to supply the multi-billion dollar coating market for 3 to 8 inch diameter pipe used extensively in the oil and gas industry.

  ▪

The Company appointed oil and gas industry veteran, Dr. Ryan Owen, PhD, to its board of directors

  ▪

MesoCoat along with the lead project partner, Northern Alberta Institute of Technology (NAIT)

received a $2.75 million dollar funding commitment from Alberta’s Ministry of Innovation and

Advanced Education (IAE) and Western Economic Diversification Canada (WD) for an 18-

month collaborative effort to establish a prototype demonstration facility for developing, testing and commercializing wear-resistant clad pipe and components.

  ▪

MesoCoat was awarded a $1.5 million dollar match loan from the Ohio Department of

Development’s Ohio Third Frontier Commission to scale up PComP™ production and expand

PComP™ coating services.

  ▪

MesoCoat signed an exclusive sales agreement with Metallurgic Solutions, S.A. de CV

(“MetalSol”) to introduce MesoCoat’s products into Mexico, Guatemala, El Salvador, Honduras,

Nicaragua, Costa Rica, and Panama.

  ▪

MesoCoat received a Phase One SBIR Grant from the Environmental Protection Agency (EPA)

for a six month project to develop CermaClad™ environmentally friendly high-speed large-area metal cladding technology, as a replacement alternative for the highly toxic galvanizing process currently in use.

  ▪

MesoCoat received two awards from NASA under its Small Business Innovation Research

(SBIR) program to develop advanced coatings that self-lubricate to minimize friction and wear in extreme environments, and for developing advanced nanocomposite coatings that can withstand extreme heat and facilitate high heat transfer for an extended period of time.

  ▪

MesoCoat incorporated a wholly owned subsidiary, MesoCoat Coating Services, to accelerate entry into the high-value coating services market for its PComP™ nano-composite thermal spray coatings.

  ▪

MesoCoat won the American Metal Market Steel Excellence Awards for the Best Innovation in

Process for its CermaClad™ technology.

  ▪

MesoCoat was ranked #15 fastest-growing manufacturing company in the Annual Inc. 500|5000

list of fastest-growing companies in the U.S.

  ▪

MesoCoat’s CermaClad™ clad pipe product received the highly prestigious National Association of Corrosion Engineers (NACE) Materials Performance (MP) Corrosion Innovation of the Year

Award in the Coatings and Linings category.

  ▪

Powdermet spun out a wholly-owned subsidiary, Terves Inc., to commercialize engineered reactive materials and other technology platforms for the oil and gas industry.

  ▪

Terves secured a Phase I Small Business Innovation Research award from U.S. Navy to develop controlled deflagration of metals.

  ▪

Terves secured non-dilutive financing from local economic agencies and development financing from a leading oilfield completions company to accelerate commercialization of its products.

  ▪

Terves began initial test sales of its disintegrating frac-ball products.

  ▪

The Company increased its direct ownership in MesoCoat to 87.5% through conversion of additional investment, a partial disposition of itsPowdermet interest, and the issuance of

2,000,000 restricted common shares.

  ▪

The Company announced its intention to acquire the remaining 12.5% shares of MesoCoat held by Powdermet in exchange for those remaining shares of Powdermet which it holds and the issuance of additional shares of Abakan, to the extent necessary, on receipt of independent business valuations of MesoCoat and Powdermet.

Subsequent to the twelve month period ended May 31, 2014:

▪

The Company initiated a private placement of up to eighteen million seven hundred and fifty thousand (18,750,000) shares of its restricted common stock, at a price of $0.40 a share, to realize and extinguish debt of up to seven million five hundred thousand dollars ($7,500,000), to support ongoing operations, retire outstanding debt and bolster product development. The placement has realized $427,800 in cash proceeds as of the filing date of this report and subsequent to the filing date of this report, is expected to include the extinguishment of debt in the amount of $764,000, in proceeds realized since the annual period end, and an additional

$1,700,000 in proceeds realized prior to the annual period end. The Company has further allocated $4 to $5 million dollars of the private placement to secure an industry partner, which expectation, if realized, will occur subsequent to the filing date of this report. The Company does not intend to close this private placement prior to realizing the aforementioned expectations.

▪

MesoCoat and Metasol secured initial sales and test orders for PComP™ coatings from some of

Mexico’s largest steel manufacturers.

▪

MesoCoat began initial field-testing, on full-sized production equipment, of its proprietary nano-

composite liquid metal corrosion-resistant coating, PComP™ M, with a leading steel producer.

▪

Terves secured two Phase I Small Business Innovation Research award from NASA to develop rocket fuels, and high strength magnesium for radiators.

Results of Operations

(000)

For the years ended

May 31,

Change

Revenues

2014

2013

$

%

Commercial

$

553    $

190    $

363

191

Contract and grants

284

1,657

(1,373)

(83)

Other income

17

-

17

100

854

1,847

(993)

(54)

Cost of revenues

298

739

(441)

(60)

Gross profit

556

1,108

(552)

(50)

General and administrative

6,329

6,080

249

4

Stock options expense

1,120

1,827

(707)

(39)

Operation Loss

(6,893)

(6,800)

93

1

Interest exp & amortization of discount on

debt

(449)

(1,061)

(612)

(58)

Other income (expense)

(237)

(476)

239

50

Loss before non-controlling interest

(7,579)

(8,337)

(758)

(9)

Non-controlling interest in MesoCoat loss

1,623

1,114

509

46

Loss before income taxes

(5,956)

(7,223)

1,267

18

Income taxes

-

-

-

-

Net Income

$    (5,956)      $    (7,223)      $      1,267

18

Revenues

Revenues for the year ended May 31, 2014 were $853,566, as compared to $1,846,862 for the year ended

May 31, 2013, a decrease of 54%. Revenues for the two periods can be wholly attributed to the operations of MesoCoat.

Revenue in the current year was derived from commercial revenues of $552,952 as compared to $190,362 in the prior year, contract and grant revenues of $283,748 in the current year as compared to $1,656,500 in the prior year, and other income of $16,866 as compared to zero in the prior year. Commercial revenue increased by 190% as MesoCoat continues implementation of its commercial products. The 83% decrease in contract and grant revenue in the current year over the prior year is due to the reduction in grant applications as MesoCoat focused on developing and commercializing its products.

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

Gross Profit

Gross profit for the twelve month period ended May 31, 2014 was $556,009 compared to $1,107,789 for the twelve month period ended May 31, 2013, a decrease of 50%. Gross profits in both annual periods can be wholly attributed to the operations of MesoCoat.  Gross profit decreased in the current year over the comparative year as the result of the decrease in contract and grants revenue offset partly by the increase in commercial revenue.

We expect gross profit to decrease over the next twelve months as result of the reduction in grant applications.  This reduction is expected to be offset at an increase margin throughout the year as the

Company expands its PComP™ product line.

Net Losses

Net losses for the year ended May 31, 2014, were $5,956,310 compared to a net loss of $7,223,423 for the year ended May 31, 2013, a decrease of 17.5%.

The change in net losses in the current year as compared to net losses in the prior year can be attributed to the decrease in revenues which resulted in a $551,780 decrease in gross profit.  In addition, operating expenses decreased by $459,111 while we to continue the development and implementation of commercial applications.  Other income (expense) changed by $851,121 resulting in an additional reduction to net losses when compared to the prior year.  Other income included among other categories a loss associated with our equity interest in Powdermet of $126,519 versus a loss in the prior year of

$260,877 and a loss on intangible impairment of $110,600 compared to zero in the prior year.

We do not expect to realize net income in the near term as anticipated operational expenses associated most significantly with research and development, consulting, payroll expenses and the depreciation and amortization of existing assets. The increase in expenses are expected to be the direct result of continued

research and development costs associated with the CermClad™ product line in addition to costs anticipated for the building of a manufacturing plant.

Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2015.

Expenses

Operating expenses for the year ended May 31, 2014 were $7,448,754 compared to $7,907,865 for the year ended May 31, 2013, a decrease of 5.8%. The decrease in operating expenses over the prior year can be attributed to decreases in administrative costs, consulting fees, consulting fees to related parties, and stock option expenses offset partly by increases in professional fees, professional fees to related parties and a significant increase in depreciation and amortization. Stock option expense decreased by $707,119 during the current year as the Company refines its management team, directors and advisors.  General &

administrative expense, payroll and professional fees increased by $248,008 as the Company continues its efforts to develop and commercialize its products that included the opening of its research and testing manufacturing facility in Euclid, Ohio.

We expect that operating expenses will continue to increase as our aggressive growth strategy over the next five years will require significant increases in personnel and facilities along with significant research and development to ensure that products nearing commercialization are brought to market as quickly and as effectively as possible.

Other Expense

Other expense for the year ended May 31, 2014 was $686,158 as compared to $1,537,279 for the year

ended May 31, 2013.   The decrease in other expense of $851,121 in the current year over the prior year can be primarily attributed to the amortization of discount on debt which decreased by $700,925 in the current year.  The Company also recorded a loss associated with our equity interest in Powdermet of

$126,519 in the current year versus a loss in the prior year of $260,877. Other significant transactions include a loss on intangible impairment of $110,600 compared to zero in the prior year and a zero gain on debt settlement compared to $235,794 in the prior year.

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

Capital Expenditures

The Company has spent significant amounts of capital expenditures for the period from June 27, 2006

(inception) to May 31, 2014, which amounted to $9,222,925.   A large portion of these expenditures are

related to plant, property and equipment in the construction of the manufacturing facility in Euclid, Ohio,

minority interest in Powdermet.

Liquidity and Capital Resources

The Company has experienced significant changes in liquidity, capital resources, and stockholders’

equity.

As of May 31, 2014, the Company had current assets of $336,003 consisting of cash and cash equivalents of $31,111, accounts receivable of $119,122, prepaid expenses of $185,770. The Company had total assets of $14,683,564 consisting of current assets, net property, plant and equipment of $5,539,549,

patents and licenses of $6,106,686, an assignment agreement of $171,055, an investment in Powdermet of

$2,151,817, goodwill of $364,384 and net deferred financing fees of $14,070.

As of May 31, 2014, the Company had current liabilities of $8,263,375, consisting of accounts payable of

$1,552,402, accounts payable to related parties of $675,041, capital leases of $31,465, loans payable of

$4,820,816, accrued interest of $306,160, loan payable to related parties of $224,799, accrued interest to a related party of $480 and accrued liabilities of $652,212.  The Company had total liabilities of $9,373,521 consisting of current liabilities of $8,263,375 and long-term liabilities of $1,110,146. Long-term liabilities consist of loans payable of $1,056,106 and capital leases of $54,040.

The Company had stockholders’ equity of $5,310,043 and a working capital deficit of $7,927,372 at May

31, 2014.

Net cash used in operating activities for the year ended May 31, 2014 was $2,808,037 as compared to

$2,940,182 for the year ended May 31, 2013. Net cash used in operating activities is the result of the current year income plus a number of items that are book expense items which do not affect the total amount relative to actual cash used including depreciation, amortization of discount on debt, stock issued for services and stock option expense offset by equity in investee profit.  Balance sheet accounts that actually affect cash but are not income statement related items and thus are added or deducted to arrive at cash used include accrued liabilities, accounts payable, accrued interest on loans payable, and prepaid expenses offset by changes in accounts receivable.

We expect to continue to generate negative cash flow in operating activities until such time as net losses transition to net income.

Net cash used in investing activities for the year ended May 31, 2014, was $698,040 as compared to net cash used in investing activities of $2,719,490 for the year ended May 31, 2013. Net cash used in investing activities in the current period can be primarily attributed to the purchase of property, plant and equipment, and capitalized patents and licenses.

We expect to continue to generate negative cash flow in investing activities as the Company increases its investment in property, plant and equipment through MesoCoat.

Net cash provided by financing activities for the year ended May 31, 2014 was $3,304,147 as compared to $5,033,146 the year ended May 31, 2013. Net cash provided by financing activities in the current period is attributable to proceeds from the sale of common stock and loans payable, offset by payments on loans payable, and repayments on capital leases.

We expect to continue to generate positive cash flow from financing activities as the Company seeks new rounds of financing to build its business.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require additional debt or equity financing.

Management to this end initiated private equity placements, debt financing and debt settlements prior to period end pursuant to which the Company had raised $3,992,422 during the twelve month period ended

May 31, 2014. Nevertheless, additional capital will be required to meet obligations and needs over the next twelve months. Except for the private equity placements noted, we had no other commitments or arrangements for financing at May 31, 2014, though we continue to pursue a number of prospective sources that include industry or strategic partners, sale of additional equity, the sale of additional equity,

the procurement of long term debt, shareholder loans or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical record of net losses and working capital deficits. Therefore, we can provide no assurance that the Company will be able to obtain the financing required to meet its stated objectives or even to continue as a going concern.

The Company initiated a private placement of common stock subsequent to period end that has realized of

$427,800 in cash proceeds and is expected to include the extinguishment of debt of $764,000, realized since the annual period end, and an additional $1,700,000 realized prior to the annual period end. The

Company has further allocated $4 to $5 million dollars of the placement to secure an industry partner. The

Company does not intend to close this placement prior to meeting the aforementioned expectations.

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

The Company intends to increase the number of employees engaged by MesoCoat on completion on the

PComP™ product line expansion and commercialization of the CermaClad™ product at the new Euclid,

Ohio manufacturing facility.

Off Balance Sheet Arrangements

As of May 31, 2014, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion that refers to our ability to continue as a going concern as a result of net losses since inception and a working capital deficit of $7,927,372 as of May 31,

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

Critical Accounting Policies

The notes to the audited financial statements for the Company for the years ended May 31, 2014 and

2013, included in this Form 10-K, discusses those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally (GAAP) accepted in the United States of America.

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

Recent Accounting Pronouncements

In June 2014, the FASB released ASU 2014-10 — Accounting Standards Update 2014-10, Income Taxes

Topic 915: Elimination of Certain Financial Reporting Requirements, Including an Amendment to

Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update eliminate the concept of a development stage entity (DSE) from US GAAP. This change rescinds financial reporting requirements that have historically applied by DSEs such as labeling financial statements as those of a DSE, providing inception to date information in the statements of income, cash-

flows and shareholder equity and certain specific disclosures. This ASU has been early adopted by the

Company as of April 1, 2014 and therefore for the current period ended May 31, 2014 as such early adoption is permitted for all financial statements that have not been issued or made available for issuance.

This ASU had impact to the Company’s consolidated financial statements, as the corresponding inception to date information, labeling financial statements as those of a DSE, etc. will no longer be provided.

In May 2014, the FASB released ASU 2014-9 -   Accounting Standards Update 2014-9, Topic 606:

Revenue from Contracts with Customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for annual reporting periods beginning after December 15,

2016 and early adoption is not permitted.  The Company is currently assessing the impact that this standard will have on its financial statements.

ASU 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) (ASU 2014-15), is

effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.

ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.

Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. We do not expect the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Not required.

ITEM  8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended May 31, 2014 and 2013 are attached hereto as F-1 through F-55.

Abakan Inc.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets for the years ended May 31, 2014 and 2013

F-3

Consolidated Statements of Operations for the years ended May 31, 2014 and 2013

F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended May 31, 2014 and 2013

F-5

Consolidated Statements of Cash Flows for the years ended May 31, 2014 and 2013

F-10

Notes to the Consolidated Financial Statements

F-12

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Abakan, Inc.

We   have   audited   the   accompanying   consolidated   balance   sheets   of   Abakan,   Inc.   and   Subsidiaries

(together  the  “Company”)  as  of  May  31,  2014  and  2013,  and  the  related  consolidated  statements  of

operations,  stockholders’  equity  (deficit)  and  cash  flows  for  the  years  then  ended.    These  financial

statements  are  the  responsibility  of  the  Company’s  management.  Our  responsibility  is  to  express  an opinion on these consolidated financial statements based on our audits.

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

Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that  are  appropriate  in  the  circumstances,  but  not  for  the  purpose  of  expressing  an  opinion  of

the  effectiveness  of the  Company’s  internal control  over  financial reporting.   Accordingly,  we  express  no

such  opinion.   An  audit  also  includes  examining,  on  a  test  basis,  evidence  supporting  the  amounts  and disclosures  in  the  financial  statements,  assessing  the  accounting  principles  used  and  significant  estimates

made  by management,  as well  as  evaluating the overall  financial  statement  presentation.   We  believe  that

our audits provide a reasonable basis for our opinions.

In  our  opinion,  the  consolidated  financial  statements  referred  to  above  present  fairly,  in  all  material respects,  the  consolidated  financial  position  of  Abakan,  Inc.  and  Subsidiaries  at  May  31,  2014  and  2013

and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a

going  concern.   As  discussed  in  Note  3  to  the  financial  statements,  the  Company  has  incurred  net  losses

since   inception   in   the   amount   of   $19,502,097   and   a   working   capital   deficiency   of   $7,927,372.

Management’s  plans  concerning these  matters  are  also described  in  Note  3.   The  accompanying  financial

statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Skoda Minotti

Skoda Minotti

Cleveland, Ohio

September 30, 2014

ABAKAN INC.

CONSOLIDATED BALANCE SHEETS

May 31,

May 31,

2014

2013

ASSETS

Current assets

Cash and cash equivalents

$

31,111     $

233,040

Accounts receivable

119,122

105,523

Note receivable - related parties

-

4,500

Prepaid expenses

185,770

117,028

Total current assets

336,003

460,091

Noncurrent assets

Deferred finance fees, net

14,070

15,799

Property, plant and equipment, net

5,539,549

5,595,007

Patents and licenses, net

6,106,686

7,545,163

Assignment agreement - MesoCoat

171,055

210,528

Investment - Powdermet

2,151,817

2,449,312

Goodwill

364,384

364,384

Total assets

$

14,683,564     $

16,640,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

1,552,402     $

890,791

Accounts payable - related parties

675,041

251,004

Capital leases - current portion

31,465

28,006

Loans payable, net of discounts of $0 and $137,364

4,820,816

965,555

Accrued interest - loans payable

306,160

153,825

Loan payable- related parties

224,799

30,000

Accrued interest - related parties

480

1,987

Accrued liabilities

652,212

377,392

Total current liabilities

8,263,375

2,698,560

Non-current liabilities

Loans payable

1,056,106

4,241,278

Capital leases - non-current portion

54,040

63,875

Total liabilities

$

9,373,521     $

7,003,713

Commitments and contingencies (Note 13)

Stockholders' equity

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

authorized, 68,374,815 issued and outstanding - May 31, 2014,

64,284,855 issued and outstanding - May 31, 2013

6,840

6,430

Paid-in capital

24,530,074

20,833,426

Subscription receivable

(28,000)

(76,244)

Contributed capital

5,050

5,050

Accumulated deficit

(19,502,097)

(13,545,788)

5,011,867

7,222,874

Non-controlling interest

298,176

2,413,697

Total stockholders' equity

5,310,043

9,636,571

Total liabilities and stockholders' equity

$

14,683,564     $

16,640,284

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended

May 31,

2014

2013

Revenues

Commercial

$

552,952     $

190,362

Contract and grants

283,748

1,656,500

Other income

16,866

-

853,566

1,846,862

Cost of Revenues

297,557

739,073

Gross profit

556,009

1,107,789

Expenses

General and administrative

General and administrative

749,001

831,387

Professional fees

667,540

513,068

Professional fees - related parties

63,028

60,000

Consulting

989,952

1,382,484

Consulting - related parties

237,397

441,250

Payroll and benefits expense

1,263,364

848,798

Depreciation and amortization

784,057

417,072

Research and development

1,327,648

1,347,190

Stock expense on note conversion

246,390

239,120

Stock options expense

1,120,377

1,827,496

Total expenses

7,448,754

7,907,865

Loss from operations

(6,892,745)

(6,800,076)

Other (expense) income

Interest expense:

Interest - loans

(310,067)

(222,134)

Interest - related parties

(1,113)

(773)

Amortization of discount on debt

(137,364)

(838,289)

Total interest expense

(448,544)

(1,061,196)

Interest income

15

3,794

Loss on intangible impairment

(110,600)

-

Creditor Fee

-

(235,794)

Gain on debt settlement

-

17,715

Loss on sale of assets

(510)

(921)

Equity in Powdermet (loss)

(126,519)

(260,877)

Total Other (expense) income

(686,158)

(1,537,279)

Net (loss) before noncontrolling interest

(7,578,903)

(8,337,355)

Non-controlling interest in MesoCoat Loss

1,622,593

1,113,932

Net (loss) attributable to Abakan Inc.

(5,956,310)

(7,223,423)

Provision for income taxes

-

-

Net (loss)

$

(5,956,310)     $

(7,223,423)

Net (loss) per share - basic

$

(0.09)     $

(0.12)

Net (loss) per share - diluted

$

(0.09)     $

(0.12)

Weighted average number of common

shares outstanding – basic

64,663,650

62,443,108

Weighted average number of common

shares outstanding – diluted

65,663,650

62,443,108

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Total

Paid - in

Contributed

Subscription

Subscription

Non-controlling

Accumulated

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Deficit

Equity

Balance May 31, 2012

61,465,445

$

6,147

$      13,321,527    $

5,050

$

-

$

-

$

3,454,310

$

(6,322,365)

$

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

-

-

23,125

Common shares issued for services on July 1,

2012 at $2.00 per share

12,500

1

24,999

-

-

-

-

25,000

Common shares issued for services on

August 7, 2012 at $1.90 per share

10,000

1

18,999

-

-

-

-

19,000

Common shares issued for services on

September 18, 2012 for $1.75 per share

25,000

3

42,747

-

-

-

-

-

42,750

Private placement for cash, closed September

28 , 2012 for $1.75 per share

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

70.000

7

188,993

-

-

-

-

-

189,000

Accounts payable debt converted into stock

November 30, 2012 for $2.30 per share,

including costs of $8,000

20,000

2

53,998

-

-

-

-

-

54,000

Private placement for cash, closed November

30, 2012 for $2.30 per share including

costs of $5,217

25,000

3

62,715

-

-

-

-

-

62,718

Subscription receivable from above private

placement

-

-

-

-

(27,500)

-

-

-

(27,500)

Subscription payable deposit against stock

subscription

-

-

-

-

-

12,000

-

-

12,000

Note payable debt converted into stock

November 30, 2012 for $2.30 per share

including costs of $1,223

3,058

1

8,255

-

-

-

-

-

8,256

May 31, 2013 continued on following page

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED

Total

Paid-in

Contributed

Subscription

Subscription

Non-controlling

Accumulated

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Deficit

Equity

May 31, 2013 continued from previous page

Private placement for cash, closed December 3,

2012 for $2.30 per share

121,500      $

12

$

278,988

$

-

$

-

$

-

$

-

$

-

$

279,000

Private placement for cash, closed December 3, 8,

2012 for $2.30

22,000

2

50,598

-

-

(12,000)

-

-

38,600

Private placement for cash, closed December

19, 2012 for $2.30 per share

70,000

7

160,993

-

-

-

-

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

1

25,199

-

-

-

-

-

25,200

Private placement for cash, closed March 18,

2013 for $2.30 per share

44,000

4

101,196

-

-

(101,200)

-

-

(0)

Note payable debt converted into stock March

18, 2013 for $2.30 per share, including costs

of $81,200

232,000

23

614,777

-

-

-

-

-

614,800

May 31, 2013 continued on following page

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED

Total

Paid-in

Contributed

Subscription

Subscription

Non-controlling

Accumulated

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Deficit

Equity

May 31, 2013 continued from previous page

Accounts payable debt of $25,000 converted

into stock and $96,000 prepaid expenses

March 18, 2013 for $2.30 per share,

including costs of $12,100

55,000

$

6

$

138,595

$

-

$

-

$

-

$

-

$

-

$

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

4

101,396

-

-

-

-

-

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

--

-

-

-

-

32,000

Cash exercise of warrants on May 17, 2013 at

$1.50 per share

32,733

3

49,096

-

-

-

-

-

49,100

May 31, 2013 continued on following page

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED

Total

Paid-in

Contributed

Subscription

Subscription

Non-controlling

Accumulated

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Deficit

Equity

May 31, 2013 continued from previous page

Cash exercise of warrants on May 21, 2013 at

$1.50 per share

82,500

$

8

$

123,742

$

-

$

-

$

-

$

-

$

-

$

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

3

86,546

-

-

-

-

-

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

9,636,572

Subscription receivables received from May 29,

2013 and December 20, 2012

-

-

-

-

76,244

-

-

-

76,244

Common shares issued for services on October

25, 2013 at $3.03 per share

19,802

2

59,998

-

-

-

-

-

60,000

Common shares issued for services on October

25, 2013 at $2.94 per share

25,000

3

73,498

-

-

-

-

-

73,501

Shares issued for retirement plan on October 25,

2013 at $2.83 per share

82,941

8

234,715

-

-

-

-

-

234,723

Non-cash exercise of warrants on December 4,

2013 at $0.65 per share including costs of

$30,500

50,000

5

62,995

-

-

-

-

-

63,000

Common shares issued for services on

December 4, 2013 at $1.20 per share

10,000

1

11,999

-

-

-

-

-

12,000

May 31, 2014 continued on following page

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED

Total

Paid-in

Contributed

Subscription

Subscription

Non-controlling

Accumulated

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Deficit

Equity

May 31, 2014 continued from previous page

Common shares issued for services on January

3, 2014 at $1.18 per share

16,949

$

2

$

19,998

$

-

$

-

$

-

$

-

$

-

$

20,000

Subscription payable deposit payable  stock

subscription on February 21, 2014

-

-

-

-

-

20,000

-

-

20,000

Subscription payable deposit payable  stock

subscription on February 24, 2014

-

-

-

-

-

216,000

-

-

216,000

Private placement for cash, closed April 9, 2014

at $1.00 per share

40,000

4

39,996

-

-

(20,000)

-

-

20,000

Common shares issued for services on April 9,

2014 at $1.00 per share

70,000

7

69,993

-

-

-

-

-

70,000

Accounts payable debt converted into stock

April 9, 2014 for $1.00 per share including

costs of $0.00

216,000

22

215,978

-

-

(216,000)

-

-

-

Accounts payable debt converted into stock

April 9, 2014 for $0.80 per share, including

costs of $7,500

50,000

5

47,495

-

-

-

-

-

47,500

Accounts payable debt converted into stock

April 9, 2014 for $0.80 per share including

costs of $208,390

1,389,268

139

1,319,666

-

-

-

-

-

1,319,805

Common shares issued for services on April 22,

2014 at $0.80 per share

30,000

3

23,997

-

-

-

-

-

24,000

Common shares issued for services on May 6,

2014 at $0.71 per share

20,000

2

14,198

-

-

-

-

-

14,200

Private placement for cash, closed May 30,

2014 for $0.80 per share

60,000

6

47,994

-

(28,000)

-

-

-

20,000

Common shares issued for services on May 30,

2014 at $1.20 per share

10,000

1

11,999

-

-

-

-

-

12,000

Common shares issued for share exchange

agreement with Powdermet on May 31, 2014

2,000,000

200

2,579,800

-

-

-

-

-

2,580,000

Effect of share exchange with Powdermet on

May 31, 2014

-

-

(2,189,032)

-

-

-

(561,944)

-

(2,750,976)

Stock option expense

-

-

1,120,377

-

-

-

-

-

1,120,377

MesoCoat stock option expense allocated to

minimum interest

-

-

(69,016)

-

-

-

69,016

-

-

Net loss for the year

-

-

-

-

-

-

(1,622,593)

(5,956,310)

(7,578,903)

Balance, May 31, 2014

68,374,815     $

6,840

$      24,530,074      $

5,050

$

(28,000)

$

-

$

298,176

$     (19,502,097)      $

5,310,043

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended

May 31,

2014

2013

CASH FLOWS FROM  OPERATING ACTIVITIES

Net (loss) before non-controlling interest

$

(7,578,903)     $

(8,337,355)

Adjustments to reconcile net (loss) to net

cash (used in) operating activities:

Depreciation and amortization

784,057

417,072

Amortization of discount on debt

137,364

838,289

Imputed Interest on debt

-

59,343

Amortization of deferred financing fees

1,729

-

Stock options expense

1,120,377

1,827,496

Stock expense on note conversion

246,390

239,120

Stock issued for services

285,700

415,791

Stock issued for retirement plan expense

234,723

-

Equity in investee (profit)/ loss

126,519

260,877

Loss on intangible impairment

110,600

-

Loss on sale of capital asset

510

-

Changes in operating assets and liabilities:

Accounts receivable

(13,599)

(82,669)

Prepaid expenses

(68,742)

66,106

Prepaid expenses - related parties

-

(16,676)

Accounts payable

1,133,234

1,150,049

Accounts payable - related parties

424,037

170,231

Accrued interest - loans payable

213,759

(14,251)

Accrued liabilities

34,209

66,395

Total adjustments

4,770,866

5,397,173

NET CASH (USED IN) OPERATING ACTIVITIES

(2,808,037)

(2,940,182)

CASH FLOWS FROM  INVESTING ACTIVITIES

Purchase of property, plant, equipment and website

(662,703)

(2,675,328)

Proceeds from sale of capital assets

-

921

Capitalized patents and licenses

(35,337)

(45,083)

NET CASH (USED) IN INVESTING ACTIVITIES

(698,040)

(2,719,490)

CASH FLOWS FROM  FINANCING ACTIVITIES

Proceeds from sale of common stock

110,000

3,126,964

Proceeds from loans payable

3,144,692

2,107,292

Payments on loans payable

(161,591)

(207,816)

Proceeds from loans payable - related parties

185,648

66,200

Payments on loans payable - related parties

(44,470)

(36,200)

Repayments of capital leases

(6,376)

(23,294)

Stock issuable

76,244

-

NET CASH PROVIDED BY FINANCING ACTIVITIES

3,304,147

5,033,146

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS

(201,929)

(626,526)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

233,040

859,566

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

31,111     $

233,040

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC

CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

For the years ended

May 31,

2014

2013

Supplemental Disclosures:

Cash paid for income taxes

$

-     $

-

Cash paid for interest

$

57,119     $

-

Supplemental Non-cash Disclosures:

Notes and accounts payable converted to stock

Accounts payable - related parties

$

(288,500)     $

(279,255)

Loans payable

(1,048,483)

(1,607,595)

Accrued interest

(10,694)

(13,044)

Accrued interest - related parties

(2,236)

-

Common stock

1,349,914

1,976,138

Subscription receivable

-

(76,244)

-

-

Write off of assets acquired in MesoCoat acquisition

Patents and licenses

$

1,336,281     $

-

Long term debt

(1,576,892)

-

Accrued liabilities

240,611

-

$

-     $

-

Share exchange agreement with Powdermet and MesoCoat

Investment - Powdermet

$

170,976     $

-

Common stock

390,968

-

Noncontrolling interest - MesoCoat

(561,944)

-

$

-     $

-

Accounts payable converted to notes payable

Accounts payable

$

233,121     $

155,161

Notes payable

(233,121)

(155,161)

$

-     $

-

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

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

On December 10, 2009 the Company purchased a thirty-four percent (34.59%) interest in MesoCoat,

Inc. ("MesoCoat"), and on July 13, 2011 purchased an additional eighteen percent (17.86%), and on

May 31, 2014 (please see Note 7) purchased an additional thirty-five percent (35.63%), for an aggregate total of eighty-eight percent (88.08%) of the outstanding stock of MesoCoat.

MesoCoat (formerly “Powdermet Coating Technologies, Inc.”) was incorporated in Nevada as a wholly owned subsidiary of Powdermet, Inc. (“Powdermet”) on May 18, 2007. Operations began in 2008 and effective March 31, 2008, it was renamed as MesoCoat Inc. Future success of operations is subject to several technical hurdles and risk factors, including satisfactory product development, regulatory approval and market acceptance of MesoCoat’s products and its continued ability to obtain future funding. MesoCoat is currently in the development stage, as operations consist primarily of research and development expenditures, and revenues from planned principal operations that have not yet been realized. MesoCoat has invested heavily in intellectual property, machinery and equipment to initiate the research and development of its core technology. Currently, MesoCoat’s revenue consists of government grants, cooperative reimbursement agreements and commercial contracts

On March 21, 2011, the Company purchased 596,813 shares of Powdermet from Kennametal, Inc., an unrelated party, equal to a fully diluted 41% interest in Powdermet. On May 31, 2014, we participated in a share exchange agreement in which we exchanged 310,000 shares of Powdermet’s common stock in exchange for 98,000 shares of common stock of MesoCoat and 2,000,000 shares of the Company’s common stock. Because of this transaction our interest is now a fully diluted 24.9% interest in

Powdermet.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 1 – BUSINESS - continued

Powdermet was formed in 1996 as a Delaware corporation and has since developed a product platform of advanced materials solutions derived from nano-engineered particle agglomerate technology and derived hierarchically structured materials. Powdermet also owned 47.50% of MesoCoat, on May 31,

2014, we completed a share exchange agreement that we exchanged shares of Powdermet for shares of

Mesocoat reducing Powdermet’s interest in MesoCoat to twelve percent (11.92%).

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

On May 15, 2012, MesoCoat formed a wholly owned subsidiary company named, MesoCoat

Technologies (“MST TECH”), a Alberta Canada corporation. MesoCoat Technologies was formed to develop, market, and sell wear-resistant clad pipes and components in Canada.

On June 13, 2013, MesoCoat formed a wholly owned subsidiary company named, MesoCoat Coating

Services (“MSTC”), a Nevada corporation. MesoCoat Coatings was formed to extract maximum value from the PComP™ family by offering high margin coating services.

On October 23, 2013, MesoCoat formed a wholly owned subsidiary company named, PT. MesoCoat

Indonesia (“MSTIND”), an Indonesian corporation. PT. MesoCoat Indonesia was formed to manufacture and sell wear-resistant clad pipes and components in Indonesia.

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

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

Concentration in Sales to Few Customers

In the year ended May 31, 2014 and 2013, our government contracts accounted for 33% and 90% of our revenues, respectively.

Cash in Excess of FDIC Insured Limits

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits.

Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At May

31, 2014 and 2013, we had approximately none and none, respectively, in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Consolidation Policy

The accompanying May 31, 2014 financial statements include the Company’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s ownership of its subsidiaries as of May 31, 2014, is as follows:

Name of Subsidiary

Percentage of Ownership

AMP Distributors (Cayman)

100.00%

AMP Distributors (Florida)

100.00%

MesoCoat, Inc.

88.08%

MesoCoat’s ownership of its subsidiaries as of May 31, 2014, is as follows:

Name of Subsidiary

Percentage of Ownership

MesoCoat Technologies (Canada)

100.00%

MesoCoat Coating Services, Inc. (Nevada)   100.00%

PT MesoCoat Indonesia

100.00%

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2014.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

Level 3 assets.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

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

Development Stage Enterprise

At May 31, 2014, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise. The Company has also Adopted Early the FASB released ASU 2014-10 concerning our development stage enterprise financial statement presentation.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on management's periodic review of accounts,

including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of May 31, 2014 and 2013 management has determined that no allowance for doubtful accounts is required.

Notes Receivable

Notes receivable are stated at face value, plus any accrued interest earned. The Company analyzes each note receivable each period for probability of collectability. Notes are considered in default when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. On April 22, 2014, the associated notes receivable had been assigned to our chief executive officer for settlement of the accounts. As of May 31, 2013, management determined that no occurrence of default exists.

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Indefinite-lived Intangible Assets

In accordance with GAAP, Intellectual Property – Research and Development in the amount of $6,120,200 related to the acquisition of MesoCoat, will not be amortized and was  reviewed for impairment  starting fiscal year ending May 31, 2013, due to its indefinite life. As of May 31, 2014, the Company has reviewed this intellectual property and has determined that a write off of $110,600 is appropriate due to market conditions, and is reflected in the accompanying Statements of Operations. Please see Note 5 for further transactions. As of the year ended May 31, 2013, no impairment charges were necessary.

Goodwill

In accordance with GAAP, goodwill in the amount of $364,384 related to the acquisition of MesoCoat will be evaluated for impairment on an annual basis starting fiscal year ending May 31, 2013. We evaluated our goodwill for impairment and found that no adjustment is necessary for the years ended May 31, 2014 and 2013.

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Research and development costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $1,327,648 and $1,347,190 for the years ended May 31, 2014 and 2013,

respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses are included in general and administrative expense in the accompanying statement of operations. Total advertising expenses were none and $6,875 for the years ended May 31, 2014 and 2013, respectively.

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Impairment of Long Lived Assets

We evaluate whether events and circumstances have occurred which indicate the remaining estimated useful life of long lived assets, including other intangible assets, may warrant revision or the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on a comparison of the fair value of the related assets to the carrying value using discount rates that reflect the inherent risk of the underlying business. Impairment losses, if any, would be recorded to the extent the carrying value of the assets exceeds the implied fair value resulting from this calculation.  In the year ended May 31, 2014 the Company recorded an impairment (please see Note 5).

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

As of May 31, 2014 and 2013, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued (Note 17).

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period of June 27, 2006 (inception) to the year ended May 31, 2014, of $19,502,097, and a working capital deficit of $7,927,372. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to develop additional sources of capital,

and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock, debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

May 31, 2014

May 31, 2013

Machinery and equipment

$

4,298,705

$

4,227,464

Construction in progress

1,282,370

692,655

Computer equipment and office furniture

54,139

47,032

Leasehold improvements

835,593

840,953

6,470,807

5,808,104

Less accumulated depreciation and amortization

(931,258)

(213,097)

$

5,539,549

$

5,595,007

Depreciation and amortization expense was $718,161 and $100,488 for the years ended May 31, 2014 and

2013, respectively.  The Company recognized a gain of $510 and $921 for equipment sold the years ending May 31, 2014 and 2013, respectively.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE  5  –  PATENTS  AND  LICENSES

Patents and licenses consist of the following:

May 31, 2014

May 31, 2013

Patents

$

171,720    $

157,546

Website

21,000

21,000

Intellectual Property Research and Development

6,009,600

6,120,200

Licenses

--0--

1,843,200

6,202,320

8,141,946

Less accumulated amortization

(95,634)

(596,783)

$

6,106,686    $

7,545,163

Amortization expense was $26,423 and $276,235 for the years ended May 31, 2014 and 2013,

respectively. In the years ended May 31, 2014 and 2013, we have capitalized an additional $35,337 and

$45,083, respectively, on patents and licenses, and have begun amortizing those according to our policy.

In August 2013, we wrote off the value of a license agreement that is no longer in use. Accordingly, we adjusted out in intangibles – licenses by the carrying value of $1,917,748, and the accompanying accumulated amortization of $581,467, and we have discontinued amortization also.

On May 31, 2014, we analyzed our long lived intangibles for impairment and found that an adjustment of

$110,600 in our Intellectual Property – Research and Development was needed in order to reflect the true value of our intangibles.

Future amortization patents and licenses are presented in the table below:

For the years ended May 31,

2015

29,321

2016

22,785

2017

19,561

2018

19,561

2019 and beyond

5,858

$   97,086

Patent license agreement

The Company has an exclusive commercial patent license agreement with a third party which requires the

Company to invest in the research and development of technology and the market for products by committing to a certain level of personnel hours and $350,000 of expenditures.

The patent license agreement required a total of $50,000 in execution fees which are included in intangible assets. The patent license agreements requires royalty payments equal to 2.5% of net sales of the product sold by the Company beginning after the first commercial sale. For the first calendar year after the achievement of a certain milestone and the following two calendar years during the term of the agreement, the Company will pay a minimum annual royalty payment of $10,000, $15,000 and $20,000 respectively. During the years ended May 31, 2014 and 2013, none and $19,742 of royalty payments were made, respectively.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

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

May 31, 2011, the Company completed the transfer of consideration and assumed all rights to the agreement.  We commenced amortization on June 1, 2012, over the remaining term of 76 months, and have recorded $39,474 and $39,472 in amortization expense as of the years ended May 31, 2014 and

2013, respectively.

NOTE 7 – INVESTMENT IN NON-CONTROLLING INTEREST

Powdermet, Inc.

The Company purchased a forty one percent (41%) interest  in Powdermet,  Inc. (“Powdermet”),  on June

28, 2010  from Kennametal in  exchange  for  one  million  six hundred  fifty thousand  dollars  ($1,650,000).

On  May  31,  2014,  we  participated  in  a  share  exchange  agreement  in  which  we  exchanged  310,000 shares of Powdermet’s common stock in exchange for 98,000 shares of common stock of MesoCoat and

2,000,000  shares  of  Abakan’s  restricted  common  shares.  Because  of  this  transaction  our  interest  is  now a fully diluted 24.9% interest in Powdermet.

Powdermet was formerly the parent company of MesoCoat, owning 66% of MesoCoat at May 31, 2011.

Andy Sherman serves as the chief executive officer of Powdermet, in addition to his duties as a member of the Company’s board of directors. Through the Company’s purchase of 41% of Powdermet, it also gained indirect ownership of the additional shares of MesoCoat that Powdermet owns. On June 13, 2013,

Powdermet formed a wholly owned subsidiary, Terves Inc.  The results for Terves Inc. have been consolidated in the results of Powdermet.

We have analyzed our investment in accordance of “Investments – Equity Method and Joint Ventures”

(ASC 323), and concluded that when the stock purchase agreement was completed our 24% minority interest investment gave us significant influence over Powdermet’s business actions, board of directors,

and its management, and therefore we account for our investment using the Equity Method. The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

Investment balance, May 31, 2012

$

2,710,189

Equity in loss for the year ended May 31, 2013

(260,877)

Investment balance, May 31, 2013

$

2,449,312

Equity in loss for year ended May 31, 2014

(126,519)

Reduction in Investment for Share Exchange

(170,976)

Investment balance, May 31, 2014

$

2,151,817

Powdermet’s ownership in MesoCoat was diluted when the Company exercised its initial option to purchase 86,156 shares of common stock from MesoCoat, and was further diluted when the Company completed the additional purchase of 120,710 shares of MesoCoat on May 31, 2014. Powdermet’s ownership in MesoCoat as of May 31, 2013 is 47.50% and as of May 31, 2014 is 11.92%.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 7 – INVESTMENT IN NON-CONTROLLING INTEREST - continued

Below is a table with summary financial results of operations and financial position of Powdermet:

Powdermet Inc. and Subsidiary

For the year ended

For the year ended

May 31, 2014

May 31, 2013

Equity Percentage

24.9%

41%

Condensed income statement information:

Total revenues

$

1,952,591     $

2,178,117

Total cost of revenues

975,149

1,188,988

Gross margin

977,442

989,129

Total expenses

(995,945)

(946,873)

Other (expense)

(1,584,970)

(1,057,278)

Benefit from income taxes

1,294,889

378,737

Net (loss)

$

(308,584)     $     $

(636,285)

Company’s equity in net profit

$

(126,519)     $     $

(260,877)

Condensed balance sheet information:

May 31, 2014

May 31, 2013

Total current assets

$

822,467     $     $

533,168

Total non-current assets

3,088,733

3,080,248

Total assets

$

3,911,200     $     $

3,613,416

Total current liabilities

$

424,085     $     $

260,897

Total non-current liabilities

924,286

1,676,463

Total equity

2,562,829

1,676,056

Total liabilities and equity

$

3,911,200     $     $

3,613,416

Share Exchange and Purchase Transaction

On May 31, 2014, the Company, MesoCoat and Powdermet, entered into an Accord and Satisfaction of

Investment Agreement (“Investment Accord and Satisfaction”), in order to terminate the Investment

Agreement and accelerate the plan to increase the Company’s direct ownership of MesoCoat. The

Investment Accord and Satisfaction permitted the Company to convert its additional investment in

MesoCoat of $6,169,236 to equity, and exchange a portion of its Powdermet shares and 2,000,000 of the

Company’s shares for a portion of Powdermet’s MesoCoat shares. The effect of the transaction was that the Company increased its ownership position in MesoCoat to 88.08% direct and 90.5% direct and indirect ownership, respectively, in exchange it decreased its ownership position in Powdermet to 24.9%

from 40.5%.

In accordance with ASC 810-10, whenever a parent who has control of a subsidiary increases their ownership in the subsidiary, any difference between the consideration paid over the adjustment to the carrying amount of the Non-Controlling Interest is recognized as a change directly into Paid In Capital.

As a result, we reduced the non-controlling interest in our balance sheet by $561,944 and also recorded a direct charge against paid in capital of $2,189,032.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 8 – LOANS PAYABLE

As of May 31, 2014 and 2013, the loans payable balance comprised of:

Description

May 31, 2014

May 31, 2013

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

$

1,500,000     $

1,500,000

on September 15, 2014.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

200,000

175,163

on September 15, 2014. The note is shown net of a discount of $-0- and $24,837, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 176% due to attached warrants.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matured

500,000

387,473

on July 14, 2014. The note is shown net of a discount of $-0- and $112,527, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 143% due to attached warrants.

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

70,000

70,000

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

3,850

3,850

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

50,000

--

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

19,350

19,350

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

20,000

20,000

Uncollateralized demand note to a related entity bearing 8% interest per annum

65,000

--

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

15,000

--

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

43,600

--

Uncollateralized demand note to a related entity bearing 8% interest per annum

26,685

--

Uncollateralized demand note to a related entity bearing 8% interest per annum

79,494

--

Uncollateralized demand note to an unrelated entity bearing 5% interest per annum

50,000

--

Uncollateralized demand note to an unrelated entity bearing 6% interest per annum

20,000

--

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

30,867

--

Uncollateralized demand note to an unrelated entity bearing 5% interest per annum

250,000

--

Uncollateralized demand note to an unrelated entity bearing 5% interest per annum

130,000

--

Collateralized demand note to an unrelated entity bearing 5% interest per annum

1,341,963

--

Collateralized term note to an unrelated  entity bearing 5.15% interest per annum which

132,158

--

matures on September 7, 2018.

Uncollateralized demand note to a related entity bearing 8% interest per annum

21,308

--

Uncollateralized demand note to a related entity bearing 7% interest per annum

32,313

--

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

35,000

--

Uncollateralized demand note to an unrelated entity bearing 7% interest per annum

20,000

--

Collateralized note to an unrelated entity bearing 1% interest for the first year and then 7%

1,000,000

1,000,000

per annum for years two – seven.

Uncollateralized demand note to a related entity bearing 8% interest per annum

-0-

30,000

Convertible demand note to an unrelated  entity bearing 7.5% imputed interest per annum

40,134

48,228

which matures on July 10, 2018.

Uncollateralized demand notes to an unrelated entity bearing 5% interest per annum

405,000

405,877

Capital leases payable to various vendors expiring in various years through September 2016;

85,505

91,881

collateralized by certain equipment with a cost of $205,157.

Uncollateralized demand note to an unrelated entity for royalties shown net of discount of $-

-0-

1,576,892

0- and $23,108, respectively

6,187,226     $

5,328,714

Less current liabilities

5,077,080

1,020,956

Total long term liabilities

$

1,110,146     $

4,307,758

We also owed $306,040 and $155,812 in accrued interest for the above notes as of May 31, 2014 and

2013, respectively. We also amortized $137,364 and $838,289 in discount on debt for the years ended

May 31, 2014 and 2013, respectively.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 8 – LOANS PAYABLE - continued

As of May 31, 2014 and 2013, we had no restrictive covenants attached to any of the above referenced notes except for the $1,000,000 Development Loan which requires MesoCoat to create or maintain 46 jobs by the 3rd anniversary date of the completion of the project in Euclid, Ohio. If the 46 jobs are not created or maintain by such date, the interest rate will increase from 7% to 10% per annum.

Future maturity of our notes payable is presented in the table below:

For the years ended May 31,

2015

$      5,077,080

2016

213,277

2017

218,790

2018

208,391

2019 and beyond

469,688

$   6,187,226

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

2012, we received our first payout from this loan of $584,066.  We received three additional draws on

October 5, 2012, February 7, 2013, and April 30, 2013 of $316,477, $69,441, and $30,016, respectively,

for a total of $1,000,000. The loan is to be repaid over seven years, and is collateralized by the project equipment, one CermaClad™ system and automated pipe blasting equipment, and all inventory,

equipment, all fixtures, all intangibles and accounts receivables owned by MesoCoat.

Promissory notes

The Company extended a $1,500,000 and $200,000 note to September 14, 2014 that was due to mature on

March 16, 2013 and June 7, 2013, respectively.  The accrued interest on both notes and a creditor fee was placed into a new $405,000 note bearing interest at 8% and will mature on September 14, 2014. In addition to the extension date, certain force conversion options were modified on each of the original notes.

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

$689,000 note. As of February 28, 2014, the Company had received the additional $180,000 tranches dated December 10, 2013, and January 10, 2014. On April 27, 2014, the aggregate total of these notes,

$1,309,000, and accrued outstanding interest of $32,963 were combined into a new note having the same terms of the original notes above, and will mature on April 27, 2015.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

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

Common Stock Issuances

Private placements

For the years ended May 31, 2014 and 2013, we issued the following shares:

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

closing. In connection with this placement we had no offering costs for a net of $62,715.

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Common Stock Issuances - continued

Private placements - continued

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

On December 19, 2012, we closed two private placements for a total of $161,000, or 70,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $2.70 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $161,000.

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

closing. In connection with this placement we had no offering costs for a net of $176,000.

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Common Stock Issuances - continued

Private placements – continued

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Common Stock Issuances - continued

Private placements – continued

On April 9, 2014, we closed a private placement for $40,000, or 40,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $40,000.

On May 30, 2014, we closed several private placements for an aggregate $48,000, or 60,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing. In connection with this placement we had no offering costs for a net of $48,000.

Conversion of debt to shares

For the years ended May 31, 2014 and 2013, we issued the following shares for conversion of debt to shares:

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 9 – STOCKHOLDERS' EQUITY - continued

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

On December 4, 2013, we issued 50,000 shares of our common stock for exercise of stock warrants converted valued at $32,500, and paid for by an outstanding balance of accounts payable. In connection with this placement we incurred stock expense on conversion of $30,500.

On April 9, 2014, we agreed to issue $216,000 or 216,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $1.50 per share and an expiration date of two years from the closing for services to be rendered. In connection with this placement we had no offering costs for a net of $216,000.

On April 9, 2014, we converted several debt obligations for an aggregate total of $751,414, or 939,268 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock, with a purchase price of $1.20 per share and an expiration date of two years from the closing. In connection with these placements we incurred stock expense on conversion of $140,890.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Common Stock Issuances - continued

Conversion of debt to shares - continued

On April 9, 2014, we converted a note for $400,000, or 500,000 units consisting of one share of our restricted common stock and one-half common stock warrant to purchase shares of our common stock,

with a purchase price of $1.20 per share and an expiration date of two years from the closing. In connection with this placement we incurred stock expense on conversion of $75,000.

Share based compensation

For the years ended May 31, 2014 and 2013, Abakan issued the following shares for services and compensation:

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Common Stock Issuances - continued

Share based compensation - continued

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

Discretionary Tax-Qualified Profit Sharing Plan and Trust valued at $161,995.

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

On April 9, 2014, we agreed to issue, and aggregate amount of $70,000 or 70,000 share of our restricted common stock, debt owed to two unrelated vendors. In connection with this placement we had no offering costs for a net of $70,000.

On April 22, 2014, we issued 30,000 shares of our common stock for services performed valued at

$24,000.

On May 6, 2014, we issued 20,000 shares of our common stock for services performed valued at $14,200.

On May 30, 2014, we issued 10,000 shares of our common stock for services performed valued at

$12,000.

Shares returned and cancelled

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Common Stock Warrants

In connection with the above private placement we valued the common stock warrants granted during the years ended May 31, 2014 and 2013, using the Black-Scholes model with the following assumptions:

July 30,

September

October

November

November

December

2012

28, 2012

18, 2012

26, 2012

30, 2012

3, 2012

Expected volatility (based

102.68%

89.29%

89.62%

81.57%

81.63%

81.48%

on historical volatility)

Expected dividends

0.00

0.00

0.00

0.00

0.00

0.00

Expected term in years

2.00

2.00

2.00

2.00

2.00

2.00

Risk-free rate

0.23%

0.23%

0.29%

0.27%

0.25%

0.25%

December

December

March

April 4, 7,

May 5,8,

7, 8, 18,

30, 2012

18,22,25

10, 23, 29,

9, 10,

19, and 20,

, 2013

2013

15, 31,

2012

2013

Expected volatility (based

81.34%

81.46%

79.48% -

79.45% -

73.16 -

on historical volatility)

79.53%

79.63%

79.45%

Expected dividends

0.00

0.00

0.00

0.00

0.00

Expected term in years

2.00

2.00

2.00

2.00

2.00

Risk-free rate

0.25 –

0.25%

0.24-

0.20 –

0.20% -

.28%

.26%

0.24%

0.30%

April 9,

May 30,

2014

2014

Expected volatility (based

135.66%

135.39%

on historical volatility)

Expected dividends

0.00

0.00

Expected term in years

2.00

2.00

Risk-free rate

0.37%

0.37%

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Common Stock Warrants

A summary of the common stock warrants granted during the years ended May 31, 2014 and 2013 is presented below:

Weighted

Weighted

Average

Average

Remaining

Aggregate

Number of

Exercise

Contractual

Intrinsic

Options

Price

Terms (In Years)

Value

Balance at June 1, 2012

2,066,296

$

1.64

Granted

1,186,934

2.35

Exercised

(270,233)

1.50

Forfeited or expired

(140,005)

1.50

Balance at May 31, 2013

2,842,992

$

1.80

1.00 years

$

--

Exercisable at May 31, 2013

2,842,992

$

1.80

1.00 years

$

--

Weighted average fair value of

Warrants granted during the year

ended May 31, 2013

$

2.35

Balance at June 1, 2013

2,842,992

$

1.80

Granted

877,634

1.41

Exercised

-

-

Forfeited or expired

(1,681,058)

1.89

Balance at May 31, 2014

2,039,568

$

1.89

1.15 years

$

--

Exercisable at May 31, 2014

2,039,568

$

1.89

1.15 years

$

--

Weighted average fair value of

warrants granted during the year

ended May 31, 2014

$

1.89

The following table summarizes information about the common stock warrants outstanding at May 31,

2014:

Warrants Exercisable

Weighted

Weighted

Weighted

Range of

Average

Average

Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Price

Outstanding

Contractual Life

Price

Exercisable

Price

$

1.20

724,634

1.89 Years

$

1.20

724,634     $

1.20

$

1.50

378,000

1.19 Years

$

1.50

378,000     $

1.50

$

2.00

225,000

.22 Years

$

2.00

225,000     $

2.00

$

2.70

576,272

.63 Years

$

2.70

576,272     $

2.70

$

3.00

135,662

.88 Years

$

3.00

135,662     $

3.00

2,039,568

1.15 Years

$

1.89

2,039,568     $

1.89

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 10 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the years ended May 31, 2014 and 2013 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the years ended May 31, 2014 and 2013 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares,

which are determined as follows:

For the year ended

For the year ended

May 31, 2014

May 31, 2013

Net earnings from operations

$

(5,956,310)     $

(7,223,423)

Weighted-average common shares

64,663,650

62,443,108

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

64,663,650

62,443,108

Net earnings per share from operations:

Basic

$

(0.09)     $

(0.12)

Diluted

$

(0.09)     $

(0.12)

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

For the year ended

For the year ended

May 31, 2014

May 31, 2013

Common Stock Equivalents:

Warrants

2,039,568

2,842,992

Options to purchase common stock

3,419,994

3,800,000

Total of Common Stock Equivalents:

5,459,562

6,642,992

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 11 – RELATED PARTY TRANSACTIONS - continued

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

On May 6, 2014, we appointed a new member to our Board of Directors. We agreed compensation agreement provides for the issuance of 20,000 restricted shares authorized as of his appointment to the

Board of Directors and the grant of 150,000 stock options that vest equally over three years, to purchase shares of the Corporation’s common stock in accordance with the Abakan Inc. 2009 Stock Option Plan, at an exercise price of $1.00 per share.

.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 11 – RELATED PARTY TRANSACTIONS - Continued

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

December 9, 2013. The employee was also given a retention award to be paid $20,000 in common shares the month following the anniversary date of his employment. On February 10, 2014, the employee resigned from his position and terminated his contract with us. For the year ended May 31,

2014 and 2013, we expensed $40,000 and $19,000, respectively, in connection with these contracts and are included in professional fees – related party, and $109,948 and $86,308 in Payroll and benefits expense, respectively. As of May 31, 2014 and 2013 we owed $12,896 and $11,064 included in accounts payable - related party.

Note Receivable – Related Party

On April 29, 2010, we entered in to a non-collateralized note receivable with a related company to ours with some common ownership on an interest free basis, payable on demand. On July 15, 2010, we were repaid $4,000 cash on this note and on April 21, 2014 we assigned the balance of this note to our

President of $4,500 and as of May 31, 2014 and 2013 we are owed a balance remaining of none and

$4,500, respectively.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 11 – RELATED PARTY TRANSACTIONS - Continued

Consulting Agreements

On December 1, 2009 we entered into an agreement with a related individual to provide bookkeeping services. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by her in the performance of her duties, and was in effect until December 1, 2010. The consultant was also granted 100,000 stock options with an exercise price of $0.60 per share; they will vest equally over 2 years and the first third was vested upon signing (see Note 124). On April 1, 2010, we entered into an amended agreement with the same related individual to provide bookkeeping services. The terms of the amended consulting agreement are $5,000 per month payable in consulting fees and reimbursement for all reasonable business expenses incurred in the performance of her duties effective until April 1, 2011. The agreement also had a provision to automatically renew for subsequent annual terms unless terminated in writing by either party. For the years ended May 31, 2014 and 2013, we expensed $71,057 and $60,000,

respectively, in connection with these contracts and are included in professional fees – related party. As of May 31, 2014 and 2013, we owed $30,000 and $5,000, respectively, and is included in accounts payable - related party.

On August 20, 2010, we entered into a consulting agreement commencing August 1, 2010 with a related individual to perform duties as our Chief Financial Officer. On May 11, 2011, this individual resigned his position as Chief Financial Officer. Effective May 10, 2011, this agreement was amended to change the consultant’s role from Chief Financial Officer to general consultant, and all other provisions remain the same. On February 10, 2014, we re-appointed this individual again as our Chief Financial Officer,

we did not make any changes to the existing agreement, and it remains in force. The terms of the consulting agreement are $8,000 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by him in the performance of his duties, and was in effect until July 31, 2012. The agreement also had a provision to automatically renew for subsequent annual terms unless terminated in writing by either party. The consultant was also granted

200,000 stock options with an exercise price of $0.65 per share; they will vest equally over 3 years (see

Note 12). For the years ended May 31, 2014 and 2013, we expensed $96,000 and $96,000, respectively,

in connection with this contract and are included in consulting – related party. As of May 31, 2014 and

2013, we owed $188,978 and $63,310, respectively, and is included in accounts payable - related party.

On June 1, 2010, we entered into a consulting agreement with a company controlled by the spouse of our Chief Executive Officer. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and rental of office space for $1,200 per month, and was in effect until

June 1, 2011. On December 1, 2010, we entered into a revised consulting agreement to supersede the above agreement, with the same company as above. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and rental of office space for $2,213 per month,

and was in effect until December 1, 2011 and continues in force. On March 31, 2014, this contract was cancelled. For the years ended May 31, 2014 and 2013, we expensed $25,000 and $30,000, respectively,

in connection with this contract and are included in consulting – related party. As of May 31, 2014 and

2013, we owed $5,515 and $5,263, respectively, and is included in accounts payable - related party.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 11 – RELATED PARTY TRANSACTIONS - Continued

Consulting Agreements - continued

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

June 1, 2012. The agreement also had a provision to automatically renew for subsequent annual terms unless terminated in writing by either party. For the year ended May 31, 2014 and 2013, we expensed

$120,000 and $120,000, respectively, in connection with this contract, which amount is included in consulting – related party. As of May 31, 2014 and 2013, we owed $85,660 and $53,673, respectively,

which amount is included in accounts payable - related party.

On May 31, 2014, we entered into a consulting agreement with a company owned by a related individual to provide services as a consultant on business and grant matters. The terms of the consulting agreement are the consultant will be paid $6,175 per month. We also agreed to compensate this individual 5% of net proceeds secured from his efforts on behalf of the company. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties, and is in effect until December 31, 2014. The agreement also has a provision for payments not made within 30 days of due shall accrue interest at 1.5% per month until paid. The agreement also had a provision to automatically renew for subsequent annual terms unless terminated in writing by either party.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 11 – RELATED PARTY TRANSACTIONS – continued

Notes Payable – Related Party

On February 2, 2012, we entered into an uncollateralized demand note to a related individual, bearing

8% interest per annum for an aggregate total of $10,500. We also owed $63 in accrued interest for the above note as of February 29, 2012. On March 16, 2013, this debt and accrued interest was converted into shares of our common stock as discussed in Note 9, and has a zero balance.

For the year ended May 31, 2013, we entered into two uncollateralized demand notes to a Company controlled by our Chief Executive Officer’s spouse, Prosper Financial, bearing 8% interest per annum for an aggregate total of $66,200. On August 31, 2012, we applied $6,200 of principal in addition to

$59.24 of accrued interest to advances owed to us by the same company. On September 25, 2012, we also made a cash principal payment of $30,000. As of May 31, 2013 we owed $30,000, and $1,987 of accrued interest. As of May 31, 2014 we owed none, and $1,987 of accrued interest.

On February 24, 2014, we entered into an uncollateralized demand note to a related individual, bearing

8% interest per annum for a total of $21,308. As of May 31, 2014 we owed $21,308 of principal, and

$445 of accrued interest.

On March 7, 2014 and April 17, 2014 we entered into two uncollateralized demand notes to a related individual, bearing 8% interest per annum for an aggregate total of $90,000. On March 7, 2014 and

April 10, 2014, we repaid an aggregate total of $25,000. We also owed $834 in accrued interest for the above note as of May 31, 2014. As of May 31, 2014 we owed $65,000 of principal, and $834 of accrued interest.

During the year ended May 31, 2014, we entered into two uncollateralized demand notes to a related individual, bearing 8% interest per annum for an aggregate total of $106,178. We also owed $779 in accrued interest for the above note as of May 31, 2014. As of May 31, 2014 we owed $106,178 of principal, and $779 of accrued interest.

During the year ended May 31, 2014, we entered into an uncollateralized demand note to a related individual, bearing 7% interest per annum for an aggregate total of $32,313. As of May 31, 2014 we owed $32,313 of principal.

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

As part of the agreement, the Company has a commitment to purchase consumable powders from

Powdermet, Inc. through July 1, 2013. Also, as part of the agreement the Company will receive technology transition and development service to support its research and development activities on a cost reimbursement basis. Total expense related to the cost reimbursement was $181,457 and $369,184 for the years ended May 31, 2014 and 2013, respectively.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

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

December

Granted to a

Will vest in equal one third parts

17, 2012

50,000

$

2.80

10.00

employee

beginning on December 17, 2013

February 1,

Granted to a

Will vest in equal one half parts on

2013

70,000

$

2.70

10.00

consultant

January 31, 2014 and 2015

February

Granted to a

Will vest in equal one third parts

21, 2013

15,000

$

2.70

10.00

consultant

beginning on March 1, 2013

March 22,

Granted to  a

Will vest in equal one third parts

2013

100,000

2.80

10.00

consultant

beginning on December 10, 2013

Total

Granted

1,135,000

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company – continued

On December 4, 2012, we rescinded 1,500,000 stock options by mutual agreement between the Company and the respective holder. From June 1, 2012 to May 31, 2013 945,000 stock options expired without exercise according to the option agreement.  After these grants and expirations there are 6,200,000 stock options available for future grant.

For the year ended May 31, 2014, the Company granted the following stock options:

For the year ended May 31, 2014

Options

Exercise

Expiration

Grant Date

Granted

Price

term in  years

To Whom Granted

Vesting Terms

Will vest in equal one third parts

June 14,

Granted to a

on the anniversary date of the

2013

80,000

$

2.94

10.00

consultant

option grant date

Will vest in equal one third parts

December

Granted to a

on the anniversary date of the

5, 2013

100,000

$

1.25

10.00

consultant

option grant date

Will vest in equal one third parts

December

Granted to a

on the anniversary date of the

5, 2013

50,000

$

1.25

10.00

consultant

option grant date

Granted to our new

Will vest in equal one third parts

December

Chief Financial

on the anniversary date of the

5, 2013

200,000

$

1.25

10.00

Officer

option grant date

Will vest in equal one third parts

December

Granted to a

on the anniversary date of the

5, 2013

100,000

$

1.25

10.00

consultant

option grant date

December

Granted to a

Will vest in equal one half parts on

5, 2013

50,000

$

1.25

10.00

consultant

December 5, 2013 and 2014

Will vest in equal one third parts

May 6,

Granted to a new

on the anniversary date of the

2014

150,000

$

1.00

10.00

Director

option grant date

Will vest in equal one third parts

May 30,

Granted to a

on the anniversary date of the

2014

20,000

$

1.14

10.00

consultant

option grant date

Will vest in equal one third parts

May 30,

Granted to a

on the anniversary date of the

2014

100,000

$

1.14

10.00

consultant

option grant date

Total

Granted

850,000

On May 31, 2014, we forfeited or rescinded 1,163,328 stock options by mutual agreement between the

Company and five respective holders. From June 1, 2013 to May 31, 2014, 66,678 stock options expired without exercise according to the option agreement. After these grants and expirations there are

6,580,006 stock options available for future grant.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

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

The value of employee and non-employee stock warrants granted during the year ended May 31, 2014 was estimated using the Black-Scholes  model with the following assumptions:

June 14,

December 5,

May 6,

May 30,

2013

2013

2014

2014

Expected volatility (based on historical

143.64%

138.97%

134.49%

134.49%

volatility)

Expected dividends

0.00

0.00

0.00

0.00

Expected term in years

10

10

10

10

Risk-free rate

2.14%

2.87%

2.61%

2.48%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company - continued

A summary of the options granted to employees and non-employees under the plan and changes during the years ended May 31, 2014 and 2013 is presented below:

Weighted

Average

Weighted

Remaining

Average

Contractual

Aggregate

Number of

Exercise

Terms

Intrinsic

Options

Price

(In Years)

Value

Balance at June 1, 2012

5,160,000

$

0.77

Granted

1,135,000

2.39

Exercised

-

-

Forfeited or expired

(2,495,000)

$

0.69

Balance at May 31, 2013

3,800,000

$

1.26

7.78 years

$

108,750

Exercisable at May 31, 2013

2,396,662

$

0.86

7.78 years

$

--

Weighted average fair value of

options granted during the year ended

May 31, 2013

$

2.39

Balance at June 1, 2013

3,800,000

$

1.26

Granted

850,000

$

1.35

Exercised

-

$

-

Forfeited or expired

(1,230,006)

$

1.35

Balance at May 31, 2014

3,419,994

$

1.36

7.90 years

$

126,750

Exercisable at May 31, 2014

1,901,666

$

1.24

7.90 years

$

120,620

Weighted average fair value of

options granted during the year ended

May 31, 2014

$

1.35

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company - continued

The following table summarizes information about employee stock options under the 2009 Plan outstanding at May 31, 2014:

Options Outstanding

Options Exercisable

Weighted

Number

Average

Weighted

Number

Weighted

Range of

Outstanding

Remaining

Average

Exercisable

Average

Aggregate

Exercise

at May 31,

Contractual

Exercise

Intrinsic

at May 31,

Exercise

Intrinsic

Price

2014

Life

Price

Value

2014

Price

Value

$      0.60

100,000

5.5 Years

$    0.60

$

--

100,000     $    0.60

$

--

$      0.65

475,000

6.2 Years

$    0.65

$

27,500

425,000     $    0.65

$

24,605

$      0.75

200,000

5.7 Years

$    0.75

$

30,000

200,000     $    0.75

$

30,000

$      1.00

366,666

8.6 Years

$    1.00

$

1,000

166,666     $    1.00

$

455

$      1.02

50,000

7.0 Years

$    1.02

$

10,000

50,000     $    1.02

$

50,000

$      1.03

50,000

7.7 Years

$    1.03

$

3,000

33,333     $    1.03

$

2,000

$      1.05

120,000

6.9 Years

$    1.05

$

--

120,000     $    1.05

$

--

$      1.07

95,000

8.7 Years

$    1.07

$

--

95,000     $    1.07

$

--

$

-

$      1.14

120,000

10.0 Years

$    1.14

$

18,000

--     $    1.14

-

$      1.20

100,000

7.3 Years

$    1.20

$

--

100,000     $    1.20

$

--

$      1.25

525,000

9.4 Years

$    1.25

$

1,250

25,000     $    1.25

$

60

$      1.30

166,661

6.0 Years

$    1.30

$

--

166,666     $    1.30

$

--

$      1.90

150,000

8.1 Years

$    1.90

$

--

50,000     $    1.90

$

--

$      1.95

75,000

8.9 Years

$    1.95

$

9,000

25,000     $    1.95

$

3,000

$      2.30

325,000

8.9 Years

$    2.30

$

--

133,334     $    2.30

$

--

$      2.61

300,000

8.0 Years

$    2.61

$

27,000

116,667

$    2.61

$

10,500

$      2.70

85,000

8.7 Years

$    2,70

$

--

45,000     $    2.70

$

--

$      2.80

116,667

8.8 Years

$    2.80

$

--

50,000     $    2.80

$

--

3,419,994

7.9 Years

$    1.36

$

126,750

1,901,666     $    1.24

$

120,620

The total value of employee and non-employee stock options granted during the years ended May 31,

2014 and 2013, was $1,089,451 and $2,730,968, respectively. During years ended May 31, 2014 and

2013 the Company recorded $1,051,362 and $1,752,087, respectively, in stock-based compensation expense relating to stock option grants.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company - continued

At May 31, 2014 and 2013 there was $1,696,214 and $2,015,966, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through May 30, 2017. The following table represents the stock options expense for the each of the next three fiscal years ended May 31:

For years ended May 31,

Expense

2015

$

1,022,803

2016

499,495

2017

173,916

$

1,696,214

Stock Option Plan - MesoCoat

MesoCoat accounts for equity awards using the grant-date fair value.

MesoCoat’s stock option plan (the Stock Option Plan) is intended to advance the interest of MesoCoat and its shareholders. Options granted under the Stock Option Plan can be either incentive stock options or non-qualified stock options. The Stock Option Plan authorized the issuance of a maximum of 9,000 shares of MesoCoat’s common stock. These options have a term of six years and will expire beginning

August 2014 through November 2014.

The value of employee and non-employee stock warrants granted during the year ended May

31, 2013 was estimated using the Black-Scholes model with the following assumptions:

November 1,

2012

Expected volatility (based on historical

225.00%

volatility)

Expected dividends

0.00

Expected term in years

6

Risk-free rate

1.20%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 12 – STOCK – BASED COMPENSATION - continued

Stock Option Plan – MesoCoat - continued

A summary of MesoCoat’s stock option plan as of May 31, 2014 and 2013, and the changes during the years then ended is presented in the table below:

Options Outstanding

Number of

Weighted

Shares

Average Exercise

Price

Outstanding at May 31, 2012

4,450    $

2.68

Granted

5,270

25.09

Exercised

-

Forfeited

(4,200)

(1.95)

Outstanding at May 31, 2013

5,520    $

24.78

Options exercisable at May 31, 2013

2,043    $

18.11

Number of

Weighted

Shares

Average Exercise

Price

Outstanding at May 31, 2013

5,520    $

24.78

Granted

-

Exercised

-

Forfeited

(2,620)

18.11

Outstanding at May 31, 2014

2,900    $

30.80

Options exercisable at May 31, 2014

1,450    $

30.80

The following table summarizes information about employee stock options under the MesoCoat Stock

Option Plan outstanding at May 31, 2014:

Options Outstanding

Options Exercisable

Weighted

Number

Average

Weighted

Number

Weighted

Range of

Outstanding

Remaining

Average

Exercisable

Average

Aggregate

Exercise

at May 31,

Contractual

Exercise

Intrinsic

at May 31,

Exercise

Intrinsic

Price

2014

Life

Price

Value

2014

Price

Value

$      18.11

250

3.0 Years

$    18.11

$

--

125     $    18.11

$

--

$      32.00

2,650

6.0 Years

$    32.00

$

--

1,325     $    32.00

$

--

2,900

5.74 Years

$    30.80

$

--

1,450     $    30.80

$

--

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 12 – STOCK – BASED COMPENSATION - continued

Stock Option Plan – MesoCoat - continued

During years ended May 31, 2014 and 2013 MesoCoat recorded $69,015 and $75,408, respectively, in stock-based compensation expense relating to stock option grants.

At May 31, 2014 and 2013 there was $134,168 and $211,239, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through November 1, 2016.

The following table represents the stock options expense for the each of the next three fiscal years ended

May 31:

For years ended May 31,

Expense

2015

$

56,568

2016

56,568

2017

21,032

$

134,168

NOTE 13 – COMMITMENTS

Leases

In August 2011, the Company entered into a non-cash leasing arrangement where services are provided in exchange for an asset. The Company has an obligation to provide 600 hours of services at a fair value of

$120,000 as consideration during the period from August 2011 to August 2017. The Company has recorded this capital lease at its fair value. During the years ended May 31, 2014 and 2013, the Company completed none and 51 hours of service, respectively, with a fair value of none and $10,200, respectively.

This amount is included in revenue.

The Company leases its office space in Miami on a month to month basis at a cost of $2,419 a month paid to an unrelated party.

MesoCoat subleases its research and development and laboratory space, in Ohio, from Powdermet, a related party. The cost of the sub-lease to MesoCoat is $4,500 per month that expires on May 31, 2020.  Mesocoat leases a research and testing facility in Euclid, Ohio from a non-related party.  The cost of the lease to MesoCoat is $3,500 per month and expires on May 31, 2020.

MesoCoat also leases machinery and equipment under various capital lease arrangements, which expires through September 2016. These leases are included in long-term and short-term debt and the related assets have been capitalized.

Total expense related to the operating leases was $147,289 and $156,116 for the year ending May 31,

2014 and May 31, 2013, respectively. Interest expense for the capitalized leases for the year ending May 31,

2014 and May 31, 2013 was $619 and $5,357 respectively.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 13 – COMMITMENTS - continued

Leases - continued

Minimum annual rental commitments are as follows at May 31, 2014:

For the years ended May 31,

Capital Leases

Operating Leases

2015

$

32,214      $

122,400

2016

31,156

122,400

2017

24,311

122,400

2018

--

122,400

2019 and thereafter

--

244,800

Total minimum lease payments

$

87,682      $

734,400

Less amount representing interest

(2,177)

Present value of net minimum capital lease payments

85,505

Less current maturities

(31,465)

Long-term obligations under capital leases

$

54,040

NOTE 14 – INCOME TAXES

The following is an analysis of deferred tax assets as of May 31, 2014 and 2013:

Deferred Tax

Valuation

Assets

Allowance

Balance

Net deferred tax assets at May 31, 2012

$

2,282,292

$

(2,282,292)

$

-

Provision to tax return true ups

(1,017,660)

1,017,660

-

Additions for the year

2,244,170

(2,244,170)

-

Deferred tax assets at May 31, 2013

$

3,508,802

$

(3,508,802)

$

-

Provision to tax return true ups

333,123

(333,123)

-

Subtractions for the year

(179,899)

179,899

-

Deferred tax assets at May 31, 2014

$

3,662,026

$

(3,662,026)

$

-

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 14 – INCOME TAXES – continued

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

2014

2013

Deferred tax assets:

Current:

Compensation accruals

$

32,365

$

30,703

Non-current:

Deferred tax assets:

Net operating loss carry forward

4,037,738

3,733,957

Stock options

1,867,488

1,489,357

Research and Development Credit

443,659

114,246

Equity loss in affiliates, net

199,247

199,247

Impairment of intangibles

33,121

--

Other

7

7

Total non-current deferred tax assets

6,581,260

5,536,814

Deferred tax liabilities:

Fixed asset & intangible basis

(2,122,999)

(1,187,203)

Equity profit in affiliates, net

(228,854)

(271,766)

Book fair value adjustment in affiliate

(599,746)

(599,746)

Total non-current deferred tax liabilities

(2,951,599)

(2,058,715)

Net non-current deferred tax liabilities

3,629,661

3,478,099

Net deferred tax liability before valuation

3,662,026

3,508,802

allowance

Valuation allowance

(3,662,026)

(3,508,802)

Net deferred tax asset

$

-

$

-

The following is reconciliation from the expected statutory Federal income tax rate to the Company’s actual income tax rate for the years ended May 31:

2014

2013

Expected income tax (benefit) at

Federal statutory tax rate – 34% and 34%

$

(2,015,099)

$

(2,455,949)

Gain on Exchange transaction

1,966,771

211,779

Other permanent differences

112,352

--

Research and Development Credit

(70,331)

--

Other adjustments

(146,917)

1,017,660

Change in valuation allowance

153,224

1,226,510

Income tax expense

$

-

$

-

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 14 – INCOME TAXES – continued

We currently have three years of tax returns that are subject to examination, including the fiscal years ended May 31, 2013, 2012 and 2011, based on their filing dates by taxing authorities.

We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.  The Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended May 31,

2014 and 2013, the Company did not recognize any interest and penalties related to uncertain tax positions.

The net operating loss and research and development carry forward as of May 31, 2014 expires as follows:

Abakan

MesoCoat Amount

Research and

Expiring

Amount

Development

Year

Combined Amount

Credit

2027

$

--

$

--

$

--

$

--

2028

--

--

--

1,189

2029

--

85,205

85,205

9,125

2030

--

1,228,813

1,228,813

96,472

2031

--

49,918

49,918

6,323

2032

1,145,098

--

1,145,098

78,562

2033

4,097,256

2,039,822

6,137,078

133,993

2034

--

3,229,588

3,229,588

117,995

Total

$  5,242,354

$   6,633,346

$      11,875,700

$

443,659

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur. These net operating losses include 88.08% of losses related to MesoCoat.  The entire research and development credit is directly related to MesoCoat.

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan (the Plan) covering substantially all of its employees who are at least age

21 and have completed three months of service. Participating employees may elect to contribute, on a tax deferred basis, a portion of their compensation in accordance with Section 401(k) of the Internal Revenue

Code. Additional matching contributions may be made to the Plan at the discretion of the Company. For the years ended May 31, 2014 and 2013, the Company contributed $24,607 and $25,196, respectively.

MesoCoat established a “MESOCOAT, INC. SUPPLEMENTAL DISCRETIONARY TAX-QUALIFED

PROFIT SHARING PLAN AND TRUST” (Plan) on January 1, 2013. All employees are eligible to participate after one thousand (1,000) service hours, including self-employed individuals performing consulting services to MesoCoat. Excluded employees include those covered within a bargaining unit,

since they will be covered by separate benefits. All employees vest after their one thousand hours of service, 100% of the employer contributions for their benefit. The Trustee of the Plan is A. Sherman, and the maximum amount that can be contributed to the plan is $40,000 per year of service, or as updated to the maximum allowable by Internal Revenue Code. For the year ended May 31, 2014, the Company contributed 57,242 shares of its common stock to the Plan with a value of $161,995.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB released ASU 2014-10 — Accounting Standards Update 2014-10, Income Taxes

Topic 915: Elimination of Certain Financial Reporting Requirements, Including an Amendment to

Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update eliminate the concept of a development stage entity (DSE) from US GAAP. This change rescinds financial reporting requirements that have historically applied by DSEs such as labeling financial statements as those of a DSE, providing inception to date information in the statements of income, cash-

flows and shareholder equity and certain specific disclosures. This ASU has been early adopted by the

Company as of April 1, 2014 and therefore for the current period ended May 31, 2014 as such early adoption is permitted for all financial statements that have not been issued or made available for issuance.

This ASU had impact to the Company’s consolidated financial statements, as the corresponding inception to date information, labeling financial statements as those of a DSE, etc. will no longer be provided.

In May 2014, the FASB released ASU 2014-9  -   Accounting Standards Update 2014-9, Topic 606:

Revenue from Contracts with Customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for annual reporting periods beginning after December 15,

2016 and early adoption is not permitted.  The Company is currently assessing the impact that this standard will have on its financial statements.

ASU 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) (ASU 2014-15), is

effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.

ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.

Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. We do not expect the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2014 AND 2013

NOTE 17– SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the below.

Default Joe T. Eberhard Notes

On July 14, 2014, the Company defaulted on a convertible debt obligation due to Joe T. Eberhard in the principal amount of $500,000. The present default is in addition to a default on a promissory note due to

Mr. Eberhard on September 15, 2014, in the principal amount of $50,000. On August 28, 2014, Mr.

Eberhard filed a complaint in the United States District Southern District of Florida. The complaint seeks

$720,698.72 plus interest. The Company intends to respond in due course.

Default Sonoro Invest S.A. Notes

On September 15, 2014, the Company defaulted on convertible debt obligations and a debt obligation to

Sonoro Invest, S.A. (“Sonoro”) in the principal aggregate amount of $2,105,000. The Company received a notice of default from Sonoro on September 16, 2014. The Company intends to respond in due course.

Private Placement

On August 19, 2014, the Company’s board of directors initiated a private placement of up to eighteen million seven hundred and fifty thousand (18,750,000) shares of its restricted common stock, at a price of

$0.40 a share, for anticipated gross proceeds of seven million five hundred thousand dollars ($7,500,000),

to support ongoing operations, retire outstanding debt and bolster product development. The private placement has realized $427,800 in cash proceeds as of the filing date of this report.

Debt Obligations

Subsequent to period end, as of the filing date of this report, the Company has realized debt financing in the amount of $542,800.

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2014. Disclosure

controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, this assessment is to determine if there exist material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Our assessment of the effectiveness of our internal control over financial reporting identified certain material weaknesses,

therefore management considers its internal control over financial reporting to be in effective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

Insufficient accounting resources. Management had insufficient accounting resources, which insufficiency resulted in delays associated with our reporting of our operating results.  Accordingly, we determined as of May 31, 2014, that the insufficient accounting resources are part of the material weaknesses as stated above.

US GAAP knowledge. Management has engaged an external consultant to counter the internal lack of US

GAAP knowledge. Nonetheless, internally there is a lack of internal US GAAP knowledge, therefore, the work of the external consultant does not entirely compensate for this internal deficiency. Accordingly, we determined as of May 31, 2014, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

As a result of the material weaknesses in internal control over financial reporting described above, the

Company’s management has concluded that, as of May 31, 2014, that the Company’s internal control over financial reporting was not effective based  on the criteria in Internal Control – Integrated

Framework   issued by the COSO. The Company intends to remedy its material weaknesses by:

—   engaging a new accounting officer that has a working knowledge of GAAP accounting

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

Changes in Internal Controls over Financial Reporting

During the period ended May 31, 2014, management has implemented a variety of internal controls procedure and financial reporting oversight.  This has enabled the company to perform an assessment of the effectiveness of our internal control over financial reporting.  This assessment did identify material weaknesses, which management intends to remedy.

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

Name

Age

Year Appointed      Position(s) and Office(s)

Robert H. Miller

61

2009

President, Chief Executive Officer,

and Director

Andrew J. Sherman

51

2010

Director

Stephen Goss

71

2012

Director

Costas Takkas

57

2014

Chief Financial Officer

Raymond Tellini

48

2012

Director

Dr. Ryan Owen

43

2014

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

Background:

From 2007 until the present Mr. Miller has been a director of Lifespan Biosciences Inc., a company commercializing proprietary antibodies, providing immune histochemistry services and developing localization databases. Since 2009 he has served as an officer and director of Sonnen Corporation, a company involved in the research and development of a novel process for energy generation consisting of specific materials and proprietary material combinations. (Mr. Miller is the beneficial owner of more than ten percent of Sonnen’s common stock.) Between 1998 and 2000 he was a director and financier of Zmax

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

Mr. Miller has been a director of Sonnen Corporation from 2009 to 2013.

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

Director Responsibilities and Qualifications:

Mr. Goss brings oversight and a deep scientific and entrepreneurial background to the Corporation with over three decades of senior management and consultancy experience. He speaks five languages fluently,

has received decorations from the Order of the British Empire for services related to enhancing international trade and is a graduate of the University of Grenoble.

Mr. Goss continues to serve on the Company’s Audit Committee, Compensation Committee, Nominating

& Governance Committee and the Compliance & Ethics Committee, pending the appointment of an independent member of the board of directors as required by each respective committee’s mandate.

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

Other Public Company Directorships in the Last Five Years:

None.

Dr. Ryan Owen was appointed as a member of the board of directors on May 6, 2014.

Business Experience:

Dr. Owen is recognized in the oil and gas industry as having expertise in delivery of major projects,

operations management, technology development as well as strategy consulting. From 2012 to 2014, Dr.

Owen was engaged in setting up operations and project development at Ping Petroleum, an oil and gas start-up company based in Malaysia. Prior to joining Ping Petroleum, Dr. Owen worked with Wood

Mackenzie, Inc. as a Managing Consultant for a number of companies and government organizations related to the energy sector. Dr. Owen came to Wood Mackenzie after working for BP plc from 1997 to

2010, in a broad range of international engineering and engineering management roles. His responsibilities at BP included working as Lead Engineer on oil and gas assets in BP’s Gulf of Mexico

Business Unit, Executive Personal Advisor to the Vice President of Technology (Exploration and

Production), Lead Process/Project Engineer for BP’s Angola Gas Business Unit and Senior Process

Engineer for BP Upstream Technology Group based in Houston, Texas. During his tenure with BP, Dr.

Owen was awarded a number of technology awards in internal company wide competitions and speaks

English, Italian and German fluently with basic Spanish, French and Norwegian.

Director Responsibilities and Qualifications:

Dr. Owen earned his PhD at the University of Cambridge in Bio-Chemical Engineering and his MEng

(Masters) in Chemical Engineering at the Imperial College of Science, Technology and Medicine in

London, England. He is also a Chartered Engineer (U.K. equivalent of Professional Engineer).

Dr. Owen serves on the Company’s Audit Committee, Compensation Committee, Nominating &

Governance Committee and the Compliance & Ethics Committee as an independent member of the board of directors.

Other Public Company Directorships in the Last Five Years:

None.

Costas Takkas was appointed the Chief Financial Officer and Principal Accounting Officer on February

7, 2014.

Business Experience:

Mr. Takkas brings to his new positions management skills and an expert accounting background with over 30 years of accounting, management and consultancy experience. Mr. Takkas, a practicing Chartered

Accountant has acted as a director and officer of numerous development-stage public companies involved with projects in the technology, mining, construction, gaming, drug development and medical equipment industries.

Officer Responsibilities and Qualifications:

Mr. Takkas is a member of the Institute of Chartered Accountants in England & Wales (ACA) and

graduated with a B.Sc. (Honors) in Physics and an Associate Royal College of Science (ARCS) from the

Imperial College of Science and Technology, University of London in 1978.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Commission, and forward copies of such filings to us. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are not aware of any persons who, during the annual period ended May 31, 2014, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, except as follows:

▪     Dr. Ryan Owen failed to file a Form 3 or Form 5 in connection with his appointment to the

Company’s board of directors on May 6, 2014.

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

The following table provides summary information for the fiscal year ended May 31, 2014 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Director Compensation Table

Name

Fees

Stock

Option

Non-Equity

Nonqualified

All Other

Total

Earned

Awards

Awards

Incentive Plan

Deferred

Compensation

($)

Paid in

($)

($)

Compensation     Compensation

($)

Cash ($)

($)

Earnings

($)

Robert H.

Miller

-

-

-

-

-

120,000

120,000

Andrew J.

Sherman

144,000

-

-

-

-

-

144,000

Stephen Goss

-

-

-

-

-

75,500

75,500

Raymond

Tellini

-

-

-

-

-

-

-

Ryan Owen

-

14,200

150,000

-

-

-

164,200

Jeffrey Webb(1)

--

-

-

-

-

-

-

(1) Jeffrey Webb resigned from the Company’s Board of Directors on May 6, 2014.

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

During the annual periods ended May 31, 2014 and May 31, 2013 our chief executive officer received compensation of $10,000 per month pursuant to his existing consulting agreement with the Company.

Management believes that the executive compensation paid to our chief executive officer will increase over the next twelve months as its business develops as in a higher salary and the grant of stock options.

During the annual periods ended May 31, 2014 and May 31, 2013, our chief financial officer received compensation of $8,000 per month pursuant to an employment agreement dated August 20, 2010, and a grant of 200,000 stock options at an exercise price of $0.65 per share for a period of ten years from the date of grant valued at $130,000. The Company made an additional grant of 200,000 stock options at an exercise price of $1.25 per share for a period of ten years from the date of grant as an incentive for his continued advice and consultation.

During the annual periods ended May 31, 2014 and May 31, 2013, our former chief financial officer received compensation of $16,000 per month pursuant to an employment agreement dated December 5,

2012, a grant of 125,000 stock options at an exercise price of $2.61 per share for a period of ten years from the date of grant valued at $331,384 in addition to those 150,000 stock options at an exercise price of $2.30 per share for a period of ten years from the date of grant valued at $317,991 granted in connection with his appointment to the Company’s board of directors on December 5, 2012 (from which position he resigned on accepting his appointment as the Company’s chief financial officer), stock awards and a stock retention award.

During the annual periods ended May 31, 2014 and May 31, 2013, the chief executive officer of

MesoCoat, a Company subsidiary, was paid $12,000 per month pursuant to an employment agreement dated December 1, 2009.

Summary Compensation

The following table provides summary information for the fiscal years ended May 31, 2014 and 2013 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated at over $100,000 and (iii) additional individuals if compensated at over

$100,000.

Executive Compensation Table

Name and

Year

Annual

Bonus      Stock

Option

Non-Equity

Nonqualified

All Other

Total

Principal

(ended     Salary

($)

Awards

Awards

Incentive Plan

Deferred

Compensation

($)

Position

May

($)

($)

($)

Compensation

Compensation

($)

31)

($)

Earnings

($)

Robert Miller:

2014

120,000

-

-

-

-

-

-

120,000

CEO, Director(1)

2013

120,000

-

-

-

-

-

-

120,000

Costas Takkas

2014

96,000

-

250,000

-

-

-

346,000

CFO, PAO(2)

2013

96,000

-

-

-

-

-

96,000

David

Charbonneau:

2014

153,600

-

20,000

-

-

-

-

173,600

CFO, PAO(3)

2013

86,308

-

20,000

649,375

-

-

19,000

774,683

Andrew J.

2014

144,000

-

-

-

-

-

-

$144,000

Sherman

2013

144,000

-

-

-

-

-

-

$144,000

CEO MesoCoat(4)

(1)     Robert Miller was appointed as chief executive officer and director on December 8, 2009.

(2)     Costas Takkas was appointed as Chief Financial Officer and Principal Accounting Officer on August 20, 2010 and

resigned on May 11, 2011. Costas Takkas was appointed Chief Financial Officer and Principal Account Officer on

February 7, 2014 on the resignation of David Charbonneau..

(3)     David Charbonneau was appointed as Chief Financial Officer and Principal Accounting Officer on December 5, 2012

and resigned as Chief Financial Officer and Principal Accounting Officer on February 7, 2014.

(4)     Andrew J. Sherman served as the Chief Executive Officer of MesoCoat, a Company subsidiary, until his resignation on

May 31, 2014..

Outstanding Equity Awards

The following table provides summary information for the period ended May 31, 2014 concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and chief financial officer and (ii) an executive of MesoCoat whose total compensation exceeds $100,000:

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

-

-

-

-

David

Charbonneau

100,000

50,000

-

2.30

June 15,

2022

-

-

-

-

David

Charbonneau

41,667

83,333

-

2.61

December 5,

2022

-

-

-

-

Costas

Takkas

200,000

-

-

.65

August 20,

2020

Costas

Takkas

-

200,000

-

1.25

December 5,

2023

(1)    Mr. Miller was the indirect, beneficial owner of 1  million and 500,000 options.  The previously granted options dated December 11, 2009 and October 19, 2010 were cancelled per mutual agreement on December 4, 2012.

(2)    Mr. Sherman’s previously granted options dated December 11, 2009 were cancelled except for 350,000 on May

31, 2014.

.

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14,

2009, which provides for the granting and issuance of up to 10 million shares of our common stock. As of August 17, 2014, 4,486,667 shares of common stock were outstanding at exercise prices of $0.60,

$0.65, $0.75, $1.00, $1.02, $1.03, $1.05, $1.07, $1.20,  $1.25, $1.30, $1,90, $1.95, $2.05, $2.30, $2.61,

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

The Company has no agreement that provides for payment to any executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officers’ responsibilities following a change in control.  .

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 68,418,615 shares of common stock issued and outstanding as of September 30, 2014 with respect to: (i) all directors;

(ii) each person known by us to be the beneficial owner of more than five percent of our common stock;

and (iii) our directors and executive officers as a group.

Name and Address of Beneficial

Title of Class

Ownership

Amount and nature of

Percent of

Beneficial Ownership1

Class

Robert H. Miller

Common Stock

4801 Alhambra Circle

24,120,0002

35.3%

Coral Gables, Florida 33146

Andrew J. Sherman

Common Stock

9181 Boyer Lane

03

0%

Kirtland Hills, Ohio  44060

Stephen Goss

Common Stock

16373 Bridle Wood Circle

20,0004

<0.01%

Delray Beach, Florida 33445

Ray Tellini

Common Stock

15 Shoreby Drive

05

0%

Bratenahl, Ohio 44108

Ryan Owen

Common Stock

1025 S. Shepherd Drive #101

20,0006

<0.01%

Houston, TX 77019

Costas Takkas

Common Stock

2642 Collins Avenue, Suite  305

105,0007

<0.01%

Miami Beach, FL 33140

Common Stock

All Executive Officers and Directors

as a Group

24,245,000

35.4%

Maria Maz

Common Stock

4801 Alhambra Circle

17,420,0008

25.5%

Coral Gables, Florida 33146

Common Stock

Thomas and Mario Miller Family

Irrevocable Trust u/a/d 12/01/2009

5,250,000

7.7%

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

(3)     Mr. Sherman was granted 1,000,000 options that vest in equal increments over three years to purchase shares of common stock at

$0.60 per share on or before December 14, 2019. 650,000 of Mr. Sherman’s options were cancelled on May 31, 2014.

(4)     Mr. Goss was granted 150,000 options that vest in equal increments beginning on January 5, 2013 over three years to purchase shares of common stock at $1.00 per share on or before January 4, 2023. On February 1, 2013 Mr. Goss entered into a BOD Compensation

Agreement wherein he was compensated in part with the issuance of 20,000 restricted shares.

(5)     Mr. Tellini was granted 175,000 options that vest in equal increments beginning on December 5, 2012 and thereafter in equal parts over three years to purchase shares of common stock at $2.61 per share on or before December 4, 2022.

(6)     Mr. Owen was granted 150,000 options that vest in equal increments beginning on April 30, 2015 over three years to purchase common stock at $1.00 per share on or before May 6, 2024. Mr. Owen entered into a BOD Compensation Agreement wherein he was compensated in part with the issuance of 20,000 restricted shares.

(7)     Mr. Takkas was granted 130,000 options that vest in equal increments beginning on August 1, 2011 over three years to purchase common stock at $0.65 per share on or before August 20, 2020. Mr. Takkas was also granted 200,000 options that vest in equal increments beginning on December 5, 2014 over three years at $1.25 per share on or before December 5, 2023.

(8)     Ms. Maz directly owns 17,420,000 shares, and beneficially owns 5,250,000 shares held by the Thomas and Mario Miller Family

Irrevocable Trust u/a/d 12/01/2009, which trust’s beneficiaries are Ms. Maz’s children and 1,450,000 shares held by the Taraji

Foundation for which Mr. Miller serves as a director.

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

On May 6, 2014, the Company entered into a board of director’s compensation agreement with Ryan

Owen, pursuant to which agreement Mr. Owen was granted 150,000 stock options at an exercise price of

$1.00 per share for a period of ten years that vest in equal amounts over three years beginning April 30,

2015. Mr. Owen was also issued 20,000 restricted common shares.

On May 31, 2014, the Company’s subsidiaries, entered into a consulting agreement with Energy

Management Consultants, LLC. , an entity owned and controlled by Andrew Sherman, one of our directors, on the termination of his employment agreement with MesoCoat, pursuant to which

Management Consultant’s is paid a consulting fee of $6,175 per month through the end of the term on

December 31, 2014. The agreement further provides for additional compensation in the event

Management Consultants is involved in procuring Federal contracts and grants.

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

Accordingly, the Company deems Mr. Tellini and Mr. Owen to be independent directors.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES CL

The  following  is  a  summary  of  the  fees  that  are  billed  to  us  by  our  auditors  for  professional  services rendered for the past two fiscal years:

Fee Category

Fiscal 2014 Fees ($)      Fiscal 2013 Fees ($)

Audit Fees

82,500

80,500

Audit-Related Fees

5,220

7,690

Tax Fees

12,210

7,210

All Other Fees

-

-

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

31, 2014.   Skoda performed all work only with their permanent full time employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under Item 8. Financial Statements and Supplementary Data, pages

F-1 through F-55, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended May 31, 2014 and 2013:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 71 of this Form 10-K, and are incorporated herein by this reference.

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

Abakan Inc.

Date

/s/ Robert H. Miller

By: Robert H. Miller

September 30, 2014

Its: Chief Executive Officer and Director

/s/ Costas Takkas

By: Costas Takkas

Its: Chief Financial Officer and Principal Accounting Officer

September 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Robert H. Miller

Robert H. Miller

Chief Executive Officer and Director

September 30, 2014

/s/ Andrew Sherman

Andrew Sherman

September 30, 2014

Director

/s/ Stephen Goss

Stephen Goss

September 30, 2014

Director

/s/ Ray Tellini

Ray Tellini

September 30, 2014

Director

/s/ Ryan Owen

Ryan Owen

September 30, 2014

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

10.23*

Accord and Satisfaction of Investment Agreement dated May 31, 2014, incorporated hereto by reference to the Form 8-K filed with the Commission on June 3, 2014.

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

72