Form 10-Q
period 2014-08-31
ABAKAN, INC
filed 2014-10-20
CIK 1400000

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended August 31, 2014.

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

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the only class of voting stock), at October 20, 2014 was 71,281,088.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed Consolidated Balance Sheets for the period ended

4

August 31, 2014 (unaudited)  and May 31, 2014

Unaudited Condensed Consolidated Statements of Operations for the

5

Three months ended August 31, 2014 and  2013

Unaudited Condensed Consolidated Statements of Cash Flows for the

6

Three months ended August 31, 2014 and 2013

Condensed Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

15

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.

Controls and Procedures

28

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

29

Item 1A.

Risk Factors

29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

34

Item 3.

Defaults Upon Senior Securities

34

Item 4.

Mine Safety Disclosures

34

Item 5.

Other Information

34

Item 6.

Exhibits

34

Signatures

35

Index to Exhibits

36

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

ABAKAN INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

August 31,

May 31,

2014

2014

(unaudited)

ASSETS

Current assets

Cash and cash equivalents

$

104,020     $

31,111

Accounts receivable

100,459

119,122

Prepaid expenses

190,544

185,770

Total current assets

395,023

336,003

Non-current assets

Deferred finance fees, net

14,070

14,070

Property, plant and equipment, net

5,527,745

5,539,549

Patents and licenses, net

6,102,006

6,106,686

Assignment agreement - MesoCoat

161,186

171,055

Investment - Powdermet (Note 3)

2,133,084

2,151,817

Goodwill

364,384

364,384

Total Assets

$

14,697,498     $

14,683,564

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

1,565,317     $

1,552,402

Accounts payable - related parties

724,298

675,041

Capital leases - current portion

31,621

31,465

Loans payable

5,509,472

4,820,816

Accrued interest - loans payable

418,051

306,160

Loan payable- related parties

216,300

224,799

Accrued interest – related parties

6,836

480

Accrued liabilities

668,932

652,212

Total current liabilities

9,140,827

8,263,375

Non-current liabilities

Loans payable (Note 4)

1,011,517

1,056,106

Capital leases - non-current portion (Note 4)

52,229

54,040

Total liabilities

10,204,573

9,373,521

Commitments and contingencies

Stockholders' equity

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

68,418,615 issued and outstanding – August 31, 2014,

68,374,815 issued and outstanding - May 31, 2014

6,844

6,840

Subscription receivable

-

(28,000)

Subscription payable

205,000

-0-

Paid-in capital

24,869,897

24,530,074

Contributed capital

5,050

5,050

Accumulated deficit

(20,837,869)

(19,502,097)

4,248,922

5,011,867

Non-controlling interest

244,003

298,176

Total stockholders' equity

4,492,925

5,310,043

Total liabilities and stockholders' equity

$

14,697,498     $

14,683,564

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended

August 31,

Revenues

2014

2013

Commercial

$

138,746     $

25,247

Contract and grants

188,150

63,403

326,896

88,650

Cost of revenues

106,670

80,532

Gross profit

220,226

8,118

Expenses

General and administrative

General and administrative

200,241

186,360

Professional fees

104,419

320,322

Professional fees - related parties

15,000

18,028

Consulting

236,837

273,809

Consulting - related parties

66,500

78,500

Payroll and benefits expense

143,160

533,985

Depreciation and amortization

198,820

198,419

Research and development

179,657

488,617

Stock options expense

322,872

318,480

Total expenses

1,467,506

2,416,520

Loss from operations

(1,247,280)

(2,408,402)

Other (expense) income

Interest expense:

Interest – loans

(133,305)

(27,800)

Interest - related parties

(4,769)

(613)

Amortization of discount on debt

-

(148,479)

Total interest expense

(138,074)

(176,892)

Interest income

-

3

Equity in Powdermet (loss)

(18,733)

(144,832)

Total Other (expense) income

(156,807)

(321,721)

Net profit/ (loss) before non-controlling interest

(1,404,087)

(2,730,123)

Non-controlling interest in MesoCoat Loss

68,315

591,320

Net (loss) attributable to Abakan Inc.

(1,335,772)

(2,138,803)

Provision for income taxes

-

-

Net (loss)

$

(1,335,772)     $

(2,138,803)

Net (loss) per share – basic

$

(0.02)     $

(0.03)

Net (loss) per share – diluted

$

(0.02)     $

(0.03)

Weighted average number of common

shares outstanding – basic

64,418,615

64,284,855

Weighted average number of common

shares outstanding – diluted

64,418,615

64,284,855

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

UNAUDITED CONDENSE CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended

August 31,

2014

2013

NET CASH (USED IN) OPERATING ACTIVITIES

$

(621,883)     $

(572,281)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, equipment and website

(172,046)

(297,209)

Capitalized patents and licenses

(75)

(4,738)

NET CASH USED IN INVESTING ACTIVITIES

(172,121)

(301,947)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock

-

76,244

Proceeds from loans payable

652,963

595,267

Payments on loans payable

(8,896)

(1,997)

Proceeds from loans payable - related parties

1,501

-

Payments on loans payable – related parties

(10,000)

-

Repayments of capital leases

(1,655)

(1,544)

Proceeds from subscription receivable

28,000

-

Proceeds from stock payable

205,000

-

NET CASH PROVIDED BY FINANCING ACTIVITIES

866,913

667,970

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS

72,909

(206,258)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

31,111

233,040

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

104,020     $

26,782

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2014 and 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of

America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly,

they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)

considered necessary for a fair presentation of Abakan’s financial position as of August 31, 2014, and the results of its operations and cash flows for the three months ended August 31, 2014, have been made.

Operating results for the three months ended August 31, 2014 are not necessarily indicative of the results for the year.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2014 contained in  Abakan’s Form 10-K.

Consolidation Policy

The accompanying August 31, 2014 financial statements include Abakan’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Abakan’s ownership of its subsidiaries as of August 31, 2014 is as follows:

Name of Subsidiary

Percentage of Ownership

AMP SEZC (Cayman)

100.00%

AMP Distributors (Florida)

100.00%

MesoCoat, Inc.

88.08%

MesoCoat’s ownership of its subsidiaries as of August 31, 2014, is as follows:

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

Development Stage Enterprise

At August 31, 2014, Abakan’s business operations had not fully developed and are dependent upon funding and therefore Abakan is considered a development stage enterprise.  Abakan has adopted FASB

ASU 2014-10 concerning our development stage enterprise financial statement presentation.

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2014 and 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. Abakan provides an allowance for doubtful accounts based on management's periodic review of accounts, including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of August 31, 2014 management has determined that no allowance for doubtful accounts is required.

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

August 31, 2014, of $20,837,869 and a working capital deficit of $8,745,804.  These conditions raise substantial doubt about Abakan’s ability to continue as a going concern. Abakan’s continuation as a going concern is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock,

debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2014 and 2013

3.   INVESTMENT IN NON-CONTROLLING INTEREST

Powdermet, Inc.

Abakan owns a 24.1% interest in Powdermet.  Powdermet owns 11.08% of MesoCoat as of August 31,

2014.  Abakan’s 24.1% ownership of Powdermet, results in indirect ownership of the shares of MesoCoat that Powdermet owns.  Abakan’s ownership in Powdermet decreased at the beginning of June 2014 from

24.99% to 24.1% as result of Powdermet’s management exercising certain stock options resulting in a higher number of shares outstanding. On May 31, 2014, Powdermet’s ownership of MesoCoat changed from 48.00% to 11.08% and therefore Powdermet has begun to account for its investment using the cost method.

We have analyzed our investment in accordance of “Investments – Equity Method and Joint Ventures”

(ASC 323), and concluded that the 24.1% minority interest gives us significant influence over

Powdermet’s business actions, board of directors, and its management, and therefore we account for our investment using the Equity Method. The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

Investment balance, May 31, 2014

$

2,151,817

Equity in loss for three months ended August 31, 2014

(18,733)

Investment balance, August 31, 2014

$

2,133,084

Below is a table with summary financial results of operations and financial position of Powdermet.

Powdermet Inc.

For the three months

For the three months

ended

ended

August 31, 2014

August 31, 2013

Equity Percentage

24.1%

41%

Condensed income statement information:

Total revenues

$

807,954     $

446,811

Total cost of revenues

208,342

128,903

Gross margin

599,612

317,908

Total expenses

(647,643)

(287,299)

Other income/ (expense)

(68,315)

(591,320)

Provision for income tax benefit

38,616

207,463

Net profit/ (loss)

$

(77,730)     $

(353,248)

Abakan’s equity in net profit/(loss):

$

(18,733)     $

(144,832)

Condensed balance sheet information:

August 31, 2014

May 31, 2014

Total current assets

$

1,054,177      $

822,467

Total non-current assets

2,960,905

3,088,733

Total assets

$

4,015,082      $

3,911,200

Total current liabilities

$

593,820      $

424,085

Total non-current liabilities

936,163

924,286

Total equity

2,485,099

2,562,829

Total liabilities and equity

$

4,015,082      $

3,911,200

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2014 and 2013

4.  LOANS PAYABLE

As of August 31, 2014 and May 31, 2014, the loans payable balance comprised of:

Description

August 31, 2014

May 31, 2014

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

1,500,000     $

1,500,000

on September 15, 2014.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matures

200,000

200,000

on September 15, 2014. The note is shown net of a discount of $-0- and $-0-, respectively,

attributable to the beneficial conversion feature, and an effective interest rate of 176% due to attached warrants.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matured

500,000

500,000

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

55,000

65,000

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

15,000

15,000

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

43,600

43,600

Uncollateralized demand note to a related entity bearing 8% interest per annum

26,685

26,685

Uncollateralized demand note to a related entity bearing 8% interest per annum

80,994

79,494

Uncollateralized demand note to an unrelated entity bearing 5% interest per annum

132,800

50,000

Uncollateralized demand note to an unrelated entity bearing 6% interest per annum

20,000

20,000

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

30,867

30,867

Uncollateralized demand note to an unrelated entity bearing 5% interest per annum

250,000

250,000

Uncollateralized demand note to an unrelated entity bearing 5% interest per annum

548,205

130,000

Collateralized demand note to an unrelated entity bearing 5% interest per annum

1,341,963

1,341,963

Collateralized term note to an unrelated  entity bearing 5.15% interest per annum which

125,330

132,157

matures on September 7, 2018.

Uncollateralized demand note to a related entity bearing 8% interest per annum

21,308

21,308

Uncollateralized demand note to a related entity bearing 7% interest per annum

32,313

32,313

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

35,000

35,000

Uncollateralized demand note to an unrelated entity bearing 7% interest per annum

20,000

20,000

Collateralized note to an unrelated entity bearing 1% interest for the first year and then 7%

1,000,000

1,000,000

per annum for years two – seven.

Uncollateralized demand note to a related entity bearing 6% interest per annum

60,000

-0-

Uncollateralized demand note to a related entity bearing 8% interest per annum

91,958

-0-

Convertible demand note to an unrelated  entity bearing 7.5% imputed interest per annum

38,066

40,134

which matures on July 10, 2018.

Uncollateralized demand notes to an unrelated entity bearing 5% interest per annum

405,000

405,000

Capital leases payable to various vendors expiring in various years through September 2016;

83,850

85,505

collateralized by certain equipment with a cost of $205,157.

6,821,139     $

6,187,226

Less current liabilities

5,757,393

5,077,080

Total long term liabilities

$

1,063,746     $

1,110,146

On July 14, 2014, Abakan defaulted on a convertible debt obligation in the principal amount of $500,000.

The present default is in addition to a default on a promissory note due on September 15, 2014, in the principal amount of $50,000. On August 28, 2014, the note holder filed a complaint in the United States

District Southern District of Florida. The complaint seeks $720,698.72 plus interest, penalties and legal fees.

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2014 and 2013

5.  STOCKHOLDERS' EQUITY

Common Stock Issuances

For the three months ended August 31, 2014, Abakan did not issue any shares for private placements or conversion of debt to shares.  On July 31, 2014, Abakan issued 43,800 shares of our common stock for services valued at $31,098.

Common Stock Deposits

For the three months ended August 31, 2014, Abakan received common stock subscriptions for an aggregate total of $205,000, which subscriptions were accepted subsequent to period end.

Common Stock Warrants

A summary of the common stock warrants granted, forfeited or expired during the three months ended

August 31, 2014 and the year ended May 31, 2014 is presented below:

Weighted

Weighted

Average

Average

Remaining

Number of

Exercise

Contractual

Warrants

Price

Terms (In Years)

Balance at June 1, 2013

2,842,992

$

1.80

1.00 years

Granted

877,634

1.41

Exercised

-

-

Forfeited or expired

(1,681,058)

1.89

Balance at May 31, 2014

2,039,568

$

1.89

1.15 years

Granted

-

-

Exercised

-

-

Forfeited or expired

(150,000)

2.00

Balance at August 31, 2014

1,889,568

$

1.88

0.98 years

Exercisable at August 31, 2014

1,889,658

$

1.88

0.98 years

Weighted average fair value of

warranted granted during the three

months ended August 31, 2014

$

NA

The following table summarizes information about the common stock warrants outstanding at August

31, 2014:

Warrants Exercisable

Weighted

Weighted

Weighted

Range of

Average

Average

Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Price

Outstanding

Contractual Life

Price

Exercisable

Price

$

1.20

724,634

1.63 Years

$

1.20

$

724,634     $

1.20

$

1.50

378,000

.93 Years

$

1.50

$

378,000     $

1.50

$

2.00

75,000

.08 Years

$

2.00

$

75,000     $

2.00

$

2.70

576,272

.38 Years

$

2.70

$

576,272     $

2.70

$

3.00

135,662

.63 Years

$

3.00

$

135,662     $

3.00

1,889,658

.98 Years

$

1.88

$

1,889,658     $

1.88

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2014 and 2013

6.  EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three months ended August 31, 2014 and 2013 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the three months ended August 31, 2014 and 2013 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

For the three months

For the three months

ended August 31, 2014

ended August 31, 2013

Net earnings (loss) from operations

$

(1,335,772)

$

(2,138,803)

Weighted-average common shares

64,418,615

64,284,855

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

64,418,615

64,284,855

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

ended August 31,

2014

2013

Common Stock Equivalents:

Warrants

1,889,658

2,842,992

Options to purchase common stock

3,244,994

3,796,667

Total of Common Stock Equivalents:

5,134,652

6,639,659

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2014 and 2013

7.   STOCK – BASED COMPENSATION

2009 Stock Option Plan – Abakan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009,

as amended on June 14, 2012, which provides for the granting and issuance of up to 10 million shares of our common stock. The total value of employee and non-employee stock options granted during the three months ended August 31, 2014 and 2013, was $-0- and $234,271, respectively.

A summary of the options granted to employees and non-employees under the plan and changes during the three months ended August 31, 2014 year ending May 31, 2014 is presented below:

Weighted

Weighted

Average

Average

Remaining

Aggregate

Number of

Exercise

Contractual

Intrinsic

Options

Price

Terms(In Years)

Value

Balance at June 1, 2013

3,800,000

$

1.26

7.78 years

$

108,750

Granted

850,000

1.35

Exercised

-

-

Forfeited or expired

(1,230,006)

$

1.35

Balance at May 31, 2014

3,419,994

$

1.36

7.90 years

$

126,750

Granted

-

-

Exercised

(50,000)

.65

Forfeited or expired

(125,000)

$

2.61

Balance at August 31, 2014

3,244,994

$

1.39

7.27 years

$

110,167

Exercisable at August 31, 2014

2,201,631

$

1.36

7.27 years

$

--

Weighted average fair value of

options granted during the three

months ending August 31, 2014

$

N/A

8.   COMMITMENTS

There were no new commitments for the three months period ending August 31, 2014.

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2014 and 2013

9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. Abakan has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the following:

Default Sonoro Invest S.A. Notes

On September 15, 2014, Abakan defaulted on convertible debt obligations and a debt obligation to

Sonoro Invest, S.A. (“Sonoro”) in the principal aggregate amount of $2,105,000. Sonoro initiated legal proceedings against Abakan to recover amounts due plus penalties and interest on October 2, 2014.

Private Placements

On August 19, 2014, Abakan’s board of directors initiated a private placement of up to eighteen million seven hundred and fifty thousand (18,750,000) shares of its restricted common stock, at a price of $0.40 a share, for anticipated gross proceeds of seven million five hundred thousand dollars ($7,500,000), to support ongoing operations, retire outstanding debt and bolster product development. The private placement has realized $491,800 in cash proceeds as of the filing date of this report causing Abakan to issue one million two hundred and twenty nine thousand five hundred (1,229,500) restricted shares in connection therewith.

On October 6, 2014, Abakan’s board of directors authorized the issuance of one million seven hundred ninety-two thousand, nine hundred seventy-three (1,792,973) restricted shares due to the down-side protection offered to investors in two private placements offered in April 2014 and May 2014,

respectively. The provision of downside protection further resulted in the cancellation of warrants attached to the placements that entitled those investors with down side protection to purchase 832,487 additional restricted shares of Abakan.

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

Discussion and Analysis of Financial Conditions and Results of Operations section for the year ended

May 31, 2014 contained in Abakan’s Form 10-K.  Our fiscal year end is May 31.

Abakan

Abakan designs, develops, manufactures, and markets advanced nano-composite materials, innovative fabricated metal products, highly engineered metal composites, and engineered reactive materials for applications in the oil and gas, petrochemical, mining, aerospace and defense, energy, infrastructure, and processing industries. Our technology portfolio includes high-speed, large-area metal cladding technology, long-life nano-composite anti-corrosion and-wear coating materials, high-strength,

lightweight metal composites, and energetic materials. Operations are conducted through our subsidiary,

MesoCoat, Inc. (“MesoCoat”) and an affiliated entity, Powdermet, Inc. (“Powdermet”).

Abakan owns an 88.08% controlling interest in MesoCoat and a 24.1% non-controlling interest in

Powdermet. Powdermet owns a 11.92% interest in MesoCoat.  Abakan’s interest in Powdermet represents an additional 3.0% indirect interest in MesoCoat.  Abakan’s combined direct and indirect interest in

MesoCoat is equal to 90.5% ownership.

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

Thermal Barrier Coatings

ZComP™ is MesoCoat’s nano-composite thermal barrier coatings that offers 50% lower thermal conductivity, with improved toughness and cyclic thermal life compared to conventional thermal barrier coatings in the $500 million thermal barrier coatings market.  MesoCoat has received interest from multiple companies in multiple industries needing improved thermal barrier materials, but to date Abakan has not formed any partnership with such entities. Abakan initially wants to introduce ZComP™

materials into the turbine engine market.

Recent Developments

The PComP™ ramp up of coating materials to 18 tonnes has been delayed due to the need to implement necessary modifications to our existing production facility. MesoCoat expects that the modifications will be completed in December 2014. Meanwhile, MesoCoat has developed a plan to construct a new facility at its present location dedicated to the production of PComP™ to enable the second stage ramp up in production of PComP™ powders to 160 tonnes.

Abakan’s sales agent in Mexico, Metallurgic Solutions, S.A. de CV (“MetalSol”) reported to us on

October 16, 2014, that roller screens (Rolls) coated with MesoCoat’s PComP™ W104 exhibited almost no wear when compared to the conventional Rolls that were used in the same operating cycles that exhibited dimensional loss of between 6 -15 mm due to wear. Since maintaining the absolute dimensions of Rolls is directly associated with filtering the right sized pellets, the use of PComP™ W coatings can effectively double the life of Rolls used in ire ore processing. The life extension associated with

PComP™ W104 directly translates into lower maintenance costs, less downtime and higher net revenues.

MesoCoat and MetalSol expect to procure an annual contract to coat Rolls with PComP™ W104 at the facility in which these results were obtained.

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

Historically, the typical contract for clad pipe was for 3 to 5 kilometers of product with larger contracts for 20 to 30 kilometers of product. Currently, typical requirements are for tens of kilometers with growing numbers of projects needing hundreds of kilometers per project. As a result the clad pipe market is growing rapidly and the limitations of current solutions in terms of installation, inspectability, quality, and availability are restraining this growth. Full commercialization of CermaClad™ clad pipes can address these constrains to clad pipe market growth.

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
       CermaClad™ WR (Wear Resistant). 1-15mm thick carbide, metal matrix composite, structurally amorphous metal, and nanocomposite wear resistant clad steel that extends the life of steel structures such as hydrotransport slurry lines, pump components, valve components, spools, T’s,and elbows for oil sands, heavy oil, mining and mineral processing.
       CermaClad™ HT (High Temperature). Steel clad with nickel-chromium and metal-chromium-aluminum alloys for high temperature applications such as heat exchanger tubing, boilerwaterwalls, and other energy production components offering greater compositional control(higher performance) and lower cost than solid alloys or traditional weld overlays.
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

Recent Developments

MesoCoat’s partnership with Northern Alberta Institute of Technology (NAIT) to establish a prototype demonstration facility for developing, testing and commercializing wear-resistant clad pipe and components in Alberta, Canada has been delayed due some facility inadequacies that need to be addressed before our shipping of a full lamp system for installation. We had planned to ship the equipment in

August but now anticipate a ship date in October 2014.

CermaClad™ product development has moved ahead this October, 2014, achieving the longest runs both in time and coated area to date. Initial quality control inspection was satisfactory and further metallurgical tests are currently being carried out to validate this success.  MesoCoat continues to increase the length of coating pipe and improve cooling parameters. Recent progress may make possible a shorter timeline to market than that currently anticipated for CermaClad™ corrosion resistant products.

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

TIME TO

PRODUCT

COMMERCIAL STATUS

COMMERCIALIZE

(MONTHS)

PComP™ W

Growth and Expansion

Current

PComP™ T

Market Entry

Current

PComP™ M

Field Testing

Current

PComP™ S

Prototype Qualification

12

PComP™ Coating Services

Market Entry

Current

ZComP™

Development

18

CermaClad™ CRA Euclid, Ohio

Full scale product API qualification

9 for small scale orders

CermaClad™ CRA 4 line plant

Full scale product API qualification

28 full scale production

CermaClad™ WR

Development

8 plate sales from OH

CermaClad™ LT

Development Delayed

24

CermaClad™ HT

Incubation

36

Product Commercial Expansion Timeline

Abakan’s near term plan is to expand the presence of its products in North America and the Asia-Pacific market. Our attempts to negotiate reasonable terms for a “build to suit” agreement to construct a manufacturing plant in the Recife, Brazil free trade zone have been abandoned. We continue to consider the best strategy to secure direct access for our products to Brazilian markets. Meanwhile, our wholly owned Asian subsidiary, PT MesoCoat Indonesia, is negotiating the terms of a “build-to-suit” agreement to construct a manufacturing plant on the island of Batam, Indonesia. The expected time-frame for the completion of this project is yet to be finalized.

In Mexico our sales agent Metalsol has been working to get financial support from government and corporate entities to build a production facility in Mexico.

Results of Operations

For the three months ended

August 31,

Change

Revenues

2014

2013

$

%

Commercial

$

138,746     $

25,247     $

113,499

450

Contract and grants

188,150

63,403

124,747

197

Other income

-

-

-

-

326,896

88,650

238,246

269

Gross profit

220,226

8,118

212,108

2613

General and administrative

1,144,634

2,098,040

(953,406)

(45)

Stock options expense

322,872

318,480

4,392

1

Operation Loss

(1,247,280)

(2,408,402)

1,161,122

48

Interest exp & amortization of debt discount

(138,074)

(176,892)

38,818

(22)

Other income (expense)

(18,733)

(144,829)

126,096

(87)

Loss before non-controlling interest

(1,404,087)

(2,730,123)

1,326,036

(49)

Non-Controlling interest in MesoCoat loss

68,315

591,320

(523,005)

(88)

Loss before income taxes

(1,335,772)

(2,138,803)

(803,031)

(38)

Income taxes

-

-

-

Net Income

(1,335,772)

(2,138,803)

(803,031)

(38)

Revenues

Revenues for the quarter ending August 31, 2014 were $326,896, as compared to $88,650 for the quarter ending August 31, 2013, an increase of 269%. Revenues for the two periods can be wholly attributed to the operations of MesoCoat.

Revenue in the current period was derived from commercial revenues of $138,746 as compared to

$25,247 in the prior year same period, contract and grant revenues of $188,150 in the current period as compared to $63,403 in the prior year same period.  Commercial revenue increased by 450% as

MesoCoat continues implementation of its commercial products. The 197% increase in contract and grant revenue in the current period over the prior year same period is due to an award of three grants versus one in the previous period.

We expect grant revenue to increase over the next twelve months as MesoCoat completes the current outstanding grants plus additional revenue to be earned on two grants awarded subsequent to the end of the quarter. Since the end of the quarter, MesoCoat, along with Oak Ridge National Laboratory, have been awarded $1 million by the Department of Energy to develop a process to join dissimilar metal alloys. The award will be shared equally over thirty months.  MesoCoat has also won a $150,000 SBIR

(Small Business Innovation Research), award from the National Institute of Health to develop antimicrobial coatings using its high-speed large-area metal cladding technology CermaClad™.  Work on the SBIR is anticipated to take six months.

We expect an increase in commercial revenue over the next twelve months as MesoCoat implements the

PComP™ expansion plan. Meanwhile, we continue to focus on the development of both current and new products while continuing to commercialize existing products lines.

Gross Profit

Gross profits in both periods can be wholly attributed to the operations of MesoCoat.  The $212,108 increase in gross profit in the three month period ending August 31, 2014 over the three month period ending August 31, 2013, is the result of the increase in commercial as the company continues to increase its production capacity.  In addition, the work on the current grants contributed to the gross profit increasing.

We expect gross profit to increase over the next twelve months as result of the expected increase in gross profit throughout the year as MesoCoat expands its PComP™ product line and increases in grant revenue due to the awards received after the end of the quarter.

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

Expenses

Operating expenses for the quarter ended August 31, 2014, were $1,144,634 compared to $2,098,040 for the quarter ended August 31, 2013, a decrease of 45%. The decrease in operating expenses over the prior period can be attributed to significant decreases in professional fees, payroll & benefits and research and development costs which accounted for $915,688 of the $953,406 decrease. The decreases can be attributed to a realignment of our management team and labor force that included the decision not to full non-critical positions eliminated in the realignment, our renewed focus on operating efficiencies that caused us further examination of our research and development practices and the absence of any contribution of our restricted common stock to the MesoCoat and Powdermet retirement plans that accounted for of an expense of $235,000 in the prior period.

We expect that operating expenses will increase over the next 12 months as our aggressive growth strategy over the next five years will require significant increases in personnel and facilities along with significant research and development to ensure that products nearing commercialization are brought to market as quickly and as effectively as possible.

Interest Expense and Amortization of Discount on Debt

The $38,818 decrease in interest and amortization expenses in the three month period ending August 31,

2014, over the three month period ending August 31, 2013, was attributed to the prior discounts being fully amortized.  The current quarter represents interest expense and increased over the prior year due to increase debt.

Other Expense/Income

The $126,096 decrease in other expense / income in the three month period ending August 31, 2014, over the three month period ending August 31, 2013, was due to Abakan’s reduction of a $18,733 equity loss in Powdermet income in the period ending August 31, 2014, versus a $144,829 loss in the period ending

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

Capital Expenditures

Abakan has spent significant amounts of investment activities for the period from June 27, 2006,

(inception) to August 31, 2014, which amounted to $9,394,971.  A large portion of these expenditures are related to plant, property and equipment in the construction of the manufacturing facility in Euclid, Ohio,

and a minority interest in Powdermet.

Liquidity and Capital Resources

Abakan has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

Abakan had stockholders’ equity of $4,492,925 and a working capital deficit of $8,745,804 at August 31,

2014.

Cash flows

Key elements to the Consolidation Statement of Cash Flows for the three months ended August 31, 2014 and 2013:

2014

2013

Net Change in Cash and Cash Equivalents

Provided by (used in):

Operating activities

$

(621,883)     $

(572,281)

Investing activities

(172,121)

(301,947)

Financing activities

866,913

667,970

Net Change in cash and cash equivalents

$

72,909     $

(206,258)

Net cash used in operating activities resulted from current period loss plus certain non-cash items which included depreciation, amortization of discount on debt, stock issued for services and stock option expense plus net change accrued liabilities, accounts payable, accrued interest on loans payable, prepaid expenses and accounts receivable.  We expect to continue to generate negative cash flow in operating activities until such time as net losses transition to net income.

Net cash used in investing activities in the current period can be primarily attributed to the purchase of

property, plant and equipment.   We expect to continue to generate negative cash flow in investing activities as Abakan increases its investment in property, plant and equipment through MesoCoat.

Net cash provided by financing activities in the current period is attributable to proceeds from loans payable, offset by payments on loans payable and repayments on capital leases.  We expect to continue to generate positive cash flow from financing activities as Abakan seeks new rounds of financing to build its business.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Abakan will require additional debt or equity financing. Management to this end initiated a private equity placement prior to period end of up to eighteen million seven hundred and fifty thousand (18,750,000) shares of its restricted common stock, at a price of $0.40 a share pursuant to which Abakan had raised $491,800 as of the filing date of this report and expects to include the extinguishment of debt for equity in an amount up to $2,000,000. Abakan had further expected to allocate

$4 to $5 million dollars of the private placement to secure an industry partner, which expectation, if realized, is no longer to be considered as part of this private equity placement but will be made part of separate agreements under consideration. Regardless of the realization of proceeds from the current private equity placement, additional capital will still be required to meet obligations and needs over the next twelve months. Except for the private equity placement noted, we had no other commitments or arrangements for financing at August 31, 2014, though we continue to pursue a number of prospective sources that include industry or strategic partners, sale of additional equity, the procurement of long term debt, shareholder loans or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical record of net losses and working capital deficits.

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

Off Balance Sheet Arrangements

As of August 31, 2014, Abakan had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Abakan’s auditors have expressed an opinion that refers to its ability to continue as a going concern as a result of net losses since inception and a working capital deficit of $7,927,372 as of May 31, 2014. Our ability to continue as a going concern is dependent on realizing net income from operations, gains on investment, obtaining funding from outside sources or realizing some combination of these objectives.

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

15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2014. Disclosure

controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Paloma Capital Group Ltd.

Abakan initiated legal proceedings against Paloma Capital Group Ltd (“Paloma”) on July 2, 2013, in the

Circuit Court in and for Miami-Dade County. The claim is based on Paloma’s failure to perform according to the terms of a consulting agreement dated May 2, 2011, pursuant to which Paloma was to introduce suitable investors to the Abakan in exchange for certain consideration including 50,000 shares of Abakan and 150,000 stock options to purchase shares of Abakan. The suit demands the return of the

Abakan shares and the stock options. Paloma is yet to be served with the complaint. Abakan no longer intends to proceed with its complaint and expects that the legal proceedings will be dismissed without prejudice.

Joe T. Eberhard

Joe T. Eberhard initiated legal proceedings against Abakan on August 29, 2014, in the United States

District Southern District of Florida. The claim is based on Abakan’s failure to repay amounts due on certain promissory notes. The complaint seeks $720,698.72 plus interest, penalties and legal fees. The parties remain in the discovery process. Abakan believes that it has mitigating defenses to the lawsuit, and has obtained an extension of time in which to respond to the complaint and will do so in due course.

Sonoro Invest S.A.

Sonoro Invest S.A. initiated legal proceedings against Abakan on October 2, 2014, in the United States

District Southern District of Florida. The claim is based on Abakan’s failure to pay amounts due on certain promissory notes. The complaint seeks $3,187,056.98 plus interest and legal fees. Abakan believes that it has mitigating defenses to the lawsuit, and will respond to the complaint in due course.

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

Abakan incurred net losses of $20,837,869 for the period from June 27, 2006 (inception) to August 31,

2014. Since we have been without significant revenue since inception and have only recently transitioned to producing revenue that is insufficient to support operations, losses may likely continue for the foreseeable future.

Abakan has a history of uncertainty about continuing as a going concern.

Abakan’s audits for the periods ended May 31, 2014 and 2013 expressed an opinion as to its ability to continue as a going concern as a result of net losses since inception and a working capital deficit of

$7,927,372 as of May 31, 2014. Until Abakan is able to produce net income over successive future periods its ability to continue as a going concern will remain in jeopardy.

Abakan requires capital funding.

Abakan must raise additional funds, either through equity offerings, debt placements or joint ventures, to maintain operations and meet our long term financial commitments. Additional capital, if in the form of equity, will result in dilution to our current shareholders. Should Abakan be unable to realized future income it ability to continue as a going concern will remain in jeopardy.

Abakan has defaulted on certain unsecured debt obligations

Abakan has defaulted on certain significant unsecured debt obligations due prior to or subsequent to the end of this quarterly reporting period, which defaults have caused the original obligations to increase.

Abakan does intend to address its obligations but without additional capital funding it may be unable to satisfy the debt holders which in turn is subjecting Abakan to legal action.

MesoCoat has secured its assets against the payment of certain loan amounts due in April of 2015.

Should MesoCoat be unable to repay amounts due to a third party creditor of approximately $1,340,000 on April 29, 2015, all of its assets, with limited exceptions, absent any change in certain loan documents,

will become the property of a third party creditor on declaration of default. Abakan is in the process of securing a financing sufficient to repay said creditor and is confident that MesoCoat’s obligations will be satisfied or otherwise amended to avert any default. However, neither the financing to satisfy MesoCoat’s loan obligations nor any changes to the existing terms and conditions of the loan documents have been agreed.

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

Abakan’s financial resources are limited, which limitation may slow the pace at which proprietary technologies can be commercialized. Should Abakan be unable to improve its financial condition through debt or equity offerings, the ability to successfully advance its business plan will be severely challenged.

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

Abakan’s common stock is deemed to be “penny stock”, which determination may make it more difficult for investors to sell their shares.

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

Abakan’s certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to us and our stockholders; further, Abakan is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. Abakan may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which Abakan may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against Abakan’s directors and officers even though such actions,

if successful, might otherwise benefit the us and our stockholders.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2014 our board of directors authorized the issuance of 25,000 restricted shares at $0.71 per share to David Charbonneau in order to terminate one hundred and twenty five thousand (125,000) stock options granted in accordance with a settlement of stock option agreement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is a former officer and director of Abakan and (4) the offeree is financially sophisticated.

On July 31, 2014 our board of directors authorized the issuance of 18,800 restricted shares at $0.71 per share to CFO Consultants, Inc. for services rendered in accordance with a consulting agreement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended

(“Securities Act”).

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is an entity owned by a former officer and director of Abakan and (4) the offeree is financially sophisticated.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

36 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abakan Inc.

Date

/s/ Robert H. Miller

October 20, 2014

By: Robert H. Miller

Its: Chief Executive Officer, and Director

/s/ Costas Takkas

October 20, 2014

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

21*

Subsidiaries of Abakan, incorporated hereto by reference to the Form 10-K filed with the

Commission on October 1, 2014.

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

Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections

37