Form 10-Q
period 2014-11-30
ABAKAN, INC
filed 2015-01-14
CIK 1400000

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended November 30, 2014.

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

Regulation S-T (§232.405 o  f this chapter) during the preceding 12 months (or for such shorter period that

the registrant was required to submit and post such files). Yes ☑   No ☐

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

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest

practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common   stock,  $0.0001  par  value  (the

only class of voting stock), at January 14, 2015 was 79,501,088.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed Consolidated Balance Sheets for the period ended

4

November 30, 2014 (unaudited)  and May 31, 2014

Unaudited Condensed Consolidated Statements of Operations for the

5

Three and six months ended November 30, 2014 and  2013.

Unaudited Condensed Consolidated Statements of Cash Flows for the

6

six months ended November 30, 2014 and 2013.

Condensed Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

17

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

33

Item 4.

Controls and Procedures

33

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

34

Item 1A.

Risk Factors

34

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

39

Item 3.

Defaults Upon Senior Securities

41

Item 4.

Mine Safety Disclosures

41

Item 5.

Other Information

41

Item 6.

Exhibits

41

Signatures

42

Index to Exhibits

43

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

ABAKAN INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

November 30,

May 31,

2014

2014

(unaudited)

ASSETS

Current assets

Cash and cash equivalents

$

1,547,685     $

31,111

Accounts receivable

79,225

119,122

Inventory

34,560

-

Prepaid expenses

147,434

185,770

Total current assets

1,808,904

336,003

Non-current assets

Deferred finance fees, net

14,070

14,070

Property, plant and equipment, net

5,370,341

5,539,549

Patents and licenses, net

6,118,229

6,106,686

Assignment agreement - MesoCoat

151,318

171,055

Investment - Powdermet (Note 3)

2,156,831

2,151,817

Goodwill

364,384

364,384

Total Assets

$

15,984,077     $

14,683,564

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

1,083,467     $

1,552,402

Accounts payable - related parties

270,188

675,041

Capital leases - current portion

31,701

31,465

Loans payable

5,407,276

4,820,816

Accrued interest - loans payable

524,613

306,160

Loan payable- related parties

359,468

224,799

Accrued interest – related parties

8,543

480

Accrued liabilities

676,704

652,212

Total current liabilities

8,361,960

8,263,375

Non-current liabilities

Loans payable (Note 4)

978,372

1,056,106

Capital leases - non-current portion (Note 4)

50,464

54,040

Total liabilities

9,390,796

9,373,521

Commitments and contingencies

Stockholders' equity

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

79,501,088 issued and outstanding – November 30, 2014,

68,374,815 issued and outstanding - May 31, 2014

7,952

6,840

Subscription receivable

(30,000)

(28,000)

Paid-in capital

28,848,450

24,530,074

Contributed capital

5,050

5,050

Accumulated deficit

(22,399,312)

(19,502,097)

6,432,140

5,011,867

Non-controlling interest

161,141

298,176

Total stockholders' equity

6,593,281

5,310,043

Total liabilities and stockholders' equity

$

15,984,077     $

14,683,564

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended

For the six months ended

November 30,

November 30,

Revenues

2014

2013

2014

2013

Commercial

$

69,493     $

112,140     $

155,239      $

137,387

Contract and grants

81,777

71, 625

322,927

135,028

Other income

-

10,094

-

10,094

151,270

193,859

478,166

282,509

Cost of revenues

105,438

106,640

212,108

187,172

Gross profit

45,832

87,219

266,058

95,337

Expenses

General and administrative

General and administrative

321,919

192,750

522,160

379,110

Professional fees

251,429

139,213

355,848

459,535

Professional fees - related parties

15,000

15,000

30,000

33,028

Consulting

166,197

245,658

403,034

519,467

Consulting - related parties

61,500

40,500

128,000

119,000

Payroll and benefits expense

135,225

306,051

278,385

840,036

Depreciation and amortization

204,841

193,646

403,661

392,065

Research and development

161,508

341,331

341,165

829,948

Stock expense on debt conversion

76,500

-

76,500

-

Stock options expense

201,504

301,185

524,376

619,665

Total expenses

1,595,623

1,775,334

3,063,129

4,191,854

Loss from operations

(1,549,791)

(1,688,115)

(2,797,071)

(4,096,517)

Other (expense) income

Interest expense:

Interest – loans

(128,049)

(60,365)

(261,354)

(99,280)

Interest - related parties

(1,707)

(500)

(6,476)

(1,113)

Amortization of discount on debt

-

-

-

(137,364)

Total interest expense

(129,756)

(60,865)

(267,830)

(237,757)

Interest income

4

4

4

7

Loss on debt settlement

(2,651)

-

(2,651)

-

Equity in Powdermet gain (loss)

23,747

(77,738)

5,014

(222,570)

Total other (expense) income

(108,656)

(138,599)

(265,463)

(460,320)

Net loss before non-controlling interest

(1,658,447)

(1,826,714)

(3,062,534)

(4,556,837)

Non-controlling interest in MesoCoat loss

97,004

403,073

165,319

994,393

Net loss attributable to Abakan Inc.

(1,561,443)

(1,423,641)

(2,897,215)

(3,562,444)

Provision for income taxes

-

-

-

-

Net loss

$      (1,561,443)     $     (1,423,641)

(2,897,215)

(3,562,444)

Net loss per share – basic

$

(0.02)     $

(0.02)

(0.04)

(0.06)

Net loss per share – diluted

$

(0.02)     $

(0.02)

(0.04)

(0.06)

Weighted average number of common

shares outstanding – basic

71,868,049

64,332,583

70,119,307

64,308,589

Weighted average number of common

shares outstanding – diluted

71,868,049

64,332,583

70,119,307

64,308,589

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

UNAUDITED CONDENSE CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended

November 30,

2014

2013

NET CASH (USED IN) OPERATING ACTIVITIES

$

(2,365,652)     $

(1,349,762)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, equipment and website

(205,068)

(434,087)

Capitalized patents and licenses

(21,191)

(20,200)

NET CASH USED IN INVESTING ACTIVITIES

(226,259)

(454,287)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock

3,505,798

76,244

Proceeds from loans payable

978,184

1,610,000

Payments on loans payable

(336,658)

(20,752)

Proceeds from loans payable - related parties

1,501

-

Payments on loans payable – related parties

(65,000)

-

Repayments of capital leases

(3,340)

(3,115)

Proceeds from subscription receivable

28,000

-

NET CASH PROVIDED BY FINANCING ACTIVITIES

4,108,485

1,662,377

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS

1,516,574

(141,672)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

31,111

233,040

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

1,547,685     $

91,368

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2014 and 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of

America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly,

they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)

considered necessary for a fair presentation of Abakan’s financial position as of November 30, 2014, and the results of its operations and cash flows for the six months ended November 30, 2014, have been made.

Operating results for the six months ended November 30, 2014 are not necessarily indicative of the results for the year.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2014 contained in  Abakan’s Form 10-K.

Consolidation Policy

The accompanying November 30, 2014 financial statements include Abakan’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Abakan’s ownership of its subsidiaries as of November 30, 2014 is as follows:

Name of Subsidiary

Percentage of Ownership

AMP SEZC (Cayman)

100.00%

AMP Distributors (Florida)

100.00%

MesoCoat, Inc.

88.08%

MesoCoat’s ownership of its subsidiaries as of November 30, 2014, is as follows:

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

Development Stage Enterprise

At November 30, 2014, Abakan’s business operations had not fully developed and are dependent upon funding and therefore Abakan is considered a development stage enterprise.  Abakan has adopted FASB

ASU 2014-10 concerning our development stage enterprise financial statement presentation.

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2014 and 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. Abakan provides an allowance for doubtful accounts based on management's periodic review of accounts, including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of November 30, 2014 management has determined that no allowance for doubtful accounts is required.

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

November 30, 2014, of $22,399,312 and a working capital deficit of $6,553,056.  These conditions raise substantial doubt about Abakan’s ability to continue as a going concern. Abakan’s continuation as a going concern is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock,

debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2014 and 2013

3.   INVESTMENT IN NON-CONTROLLING INTEREST

Powdermet, Inc.

Abakan owns a 24.1% interest in Powdermet.  Powdermet owns 11.92% of MesoCoat as of November

30, 2014.  Abakan’s 24.1% ownership of Powdermet, results in indirect ownership of the shares of

MesoCoat that Powdermet owns.  Abakan’s ownership in Powdermet decreased at the beginning of June

2014 from 24.99% to 24.1% as result of Powdermet’s management exercising certain stock options resulting in a higher number of shares outstanding. On May 31, 2014, Powdermet’s ownership of

MesoCoat changed from 48.00% to 11.92% and therefore Powdermet has begun to account for its investment using the cost method.

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

Investment balance, May 31, 2014

$

2,151,817

Equity in loss for six months ended November 30, 2014

5,014

Investment balance, November 30, 2014

$

2,156,831

Below is a table with summary financial results of operations and financial position of Powdermet.

Powdermet Inc.

For the six months ended

For the six months

November 30, 2014

ended

November 30, 2013

Equity Percentage

24.1%

41%

Condensed income statement information:

Total revenues

$

1,206,950     $

1,017,706

Total cost of revenues

533,518

291,113

Gross margin

673,432

726,593

Total expenses

(641,910)

(593,871)

Other income/ (expense)

-

(994,394)

Provision for income tax benefit

(10,718)

318,818

Net profit/ (loss)

$

20,804     $

(542,854)

Abakan’s equity in net profit/(loss):

$

5,014     $

(222,570)

Condensed balance sheet information:

November 30, 2014

May 31, 2014

Total current assets

$

1,175,339      $

822,467

Total non-current assets

3,108,066

3,088,733

Total assets

$

4,283,405      $

3,911,200

Total current liabilities

$

687,917      $

424,085

Total non-current liabilities

1,011,855

924,286

Total equity

2,583,633

2,562,829

Total liabilities and equity

$

4,283,405      $

3,911,200

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2014 and 2013

4.  LOANS PAYABLE

As of November 30, 2014 and May 31, 2014, the loans payable balance comprised of:

Description

November 30, 2014

May 31, 2014

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matured

$

1,500,000     $

1,500,000

on September 15, 2014.

Convertible demand note to an unrelated  entity bearing 5% interest per annum which matured

200,000

200,000

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

-

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

Uncollateralized demand note to an unrelated entity bearing 5% interest per annum

250,000

250,000

Uncollateralized demand note to an unrelated entity bearing 5% interest per annum

668,426

130,000

Collateralized demand note to an unrelated entity bearing 5% imputed interest per annum

1,341,963

1,341,963

Collateralized term note to an unrelated  entity bearing 5.15% interest per annum which

118,411

132,157

matures on September 7, 2018.

Uncollateralized demand note to a related entity bearing 8% interest per annum

21,308

21,308

Uncollateralized demand note to a related entity bearing 7% interest per annum

32,313

32,313

Uncollateralized demand note to an unrelated entity bearing 8% interest per annum

33,201

35,000

Uncollateralized demand note to an unrelated entity bearing 7% interest per annum

-

20,000

Uncollateralized term note to a related  entity bearing 5% interest per annum which matures on

198,168

-

February 28, 2015

Collateralized note to an unrelated entity bearing 1% interest for the first year and then 7%

1,000,000

1,000,000

per annum for years two – seven.

Uncollateralized demand note to a related entity bearing 6% interest per annum

60,000

-

Convertible demand note to an unrelated  entity bearing 7.5% imputed interest per annum

35,980

40,134

which matures on July 10, 2018.

Uncollateralized demand notes to an unrelated entity bearing 5% interest per annum

405,000

405,000

Capital leases payable to various vendors expiring in various years through September 2016;

82,165

85,505

collateralized by certain equipment with a cost of $205,157.

6,827,281

6,187,226

Less current liabilities

5,798,445

5,077,080

Total long term liabilities

$

1,028,836     $

1,110,146

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2014 and 2013

4.  LOANS PAYABLE - CONTINUED

On July 14, 2014, Abakan defaulted on a convertible debt obligation in the principal amount of $500,000.

The present default is in addition to a default on a promissory note due on September 15, 2014, in the principal amount of $50,000. On August 28, 2014, the note holder filed a complaint in the United States

District Southern District of Florida. The complaint seeks $720,698.72 plus interest, penalties and legal fees.  Abakan believes that it has mitigating defenses to the lawsuit. Court proceedings are in discovery.

On September 15, 2014, Abakan defaulted on convertible debt obligations and a debt obligation to

Sonoro Invest, S.A. (“Sonoro”) in the principal aggregate amount of $2,105,000. Sonoro initiated legal proceedings against Abakan to recover amounts due plus penalties and interest on October 2, 2014.  The complaint seeks $3,187,056.98 plus interest, penalties and legal fees. On November 6, 2014, Sonoro obtained a Temporary Restraining Order enjoining Abakan from undertaking certain actions pending the outcome of the legal proceedings.  Abakan believes that it has mitigating defenses to the lawsuit. Court proceedings are in discovery.

5.  STOCKHOLDERS' EQUITY

Common Stock Issuances

For the six months ended November 30, 2014, Abakan issued the following shares for private placements and conversion of debt to shares:

On July 31, 2014, we issued 43,800 shares of our common stock for services to be performed valued at

$31,098.  In connection with this placement we had no offering costs.

On October 7, 2014, we issued 557,000 shares of our common stock for private placement valued at

$222,800.  Abakan also issued 512,500 shares of our common stock for subscription payable valued at

$205,000. In connection with this placement we had no offering costs.

On October 7, 2014, we issued 1,792,973 restricted shares due to a downside protection provision and the placees agreed to cancel warrants to purchase 832,487 additional restricted share. Abakan offered downside stock price protection in two private placements that totaled 1,664,973 shares that closed in April 2014 and May 2014. The down-side protection offered additional shares if new private placements were offered within one year at a lower price. After receipt of these additional shares, the placees would hold the same quantity of shares as if they would have had participated in any subsequent lower priced private placement.  Abakan is obligated to issue 88,775 additional shares if new private placements are issued below $.40 for every $.01 decrease through  May 2015.  Abakan cannot estimate if any additional shares will be issued in connection with this downside protection provision.

On November 11, 2014, we issued 7,500,000 shares of our common stock for private placement valued at

$3,000,000. In connection with this placement we had no offering costs.

On November 26, 2014, we issued 270,000 shares of our common stock for private placement valued at

$108,000.  In connection with this placement we had no offering costs.

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2014 and 2013

5.  STOCKHOLDERS' EQUITY - CONTINUED

On November 26, 2014, we converted a debt obligation of $140,000, for 350,000 shares of our restricted common stock. In connection with this placement we incurred stock expense on conversion of $59,500.

On November 26, 2014, we converted accounts payable obligation for $40,000, or 100,000 shares of our restricted common stock. In connection with this placement we incurred stock expense on conversion of

$17,000.

Common Stock Warrants

A summary of the common stock warrants granted, forfeited or expired during the six months ended

November 30, 2014 and the year ended May 31, 2014 is presented below:

Weighted

Weighted

Average

Average

Remaining

Number of

Exercise

Contractual

Warrants

Price

Terms (In Years)

Balance at June 1, 2013

2,842,992

$

1.80

1.00 years

Granted

877,634

1.41

Exercised

-

-

Forfeited or expired

(1,681,058)

1.89

Balance at May 31, 2014

2,039,568

$

1.89

1.15 years

Granted

-

-

Exercised

-

-

Forfeited or expired

(1,190,134)

1.53

Balance at November 30, 2014

849,434

$

2.39

0.29 years

Exercisable at November 30, 2014

849,434

$

2.39

0.29 years

Weighted average fair value of

warranted granted during the three

months ended November 30, 2014

$

NA

The following table summarizes information about the common stock warrants outstanding at

November 30, 2014:

Warrants Exercisable

Weighted

Weighted

Weighted

Range of

Average

Average

Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Price

Outstanding

Contractual Life

Price

Exercisable

Price

$

1.50

250,000

.38 Years

$

1.50

$

250,000     $

1.50

$

2.70

463,772

.20 Years

$

2.70

$

463,772     $

2.70

$

3.00

135,662

.42 Years

$

3.00

$

135,662     $

3.00

849,434

.29 Years

$

2.39

$

849,434     $

2.39

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2014 and 2013

6.  EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three and six months ended November 30, 2014 and 2013 are calculated by dividing net income by weighted-average common shares outstanding during the period.

Diluted earnings per common share for the three and six months ended November 30, 2014 and 2013 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

For the three months

For the three months

ended November 30,

ended November 30,

2014

2013

Net earnings (loss) from operations

$

(1,561,443)

$

(1,423,641)

Weighted-average common shares

71,868,049

64,332,583

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

71,868,049

64,332,583

Net earnings per share from operations:

Basic

$

(0.02)

$

(0.02)

Diluted

$

(0.02)

$

(0.02)

For the six months ended      For the six months ended

November 30, 2014

November 30, 2013

Net earnings (loss) from operations

$

(2,897,215)

$

(3,562,444)

Weighted-average common shares

70,119,307

64,308,589

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

70,119,307

64,308,589

Net earnings per share from operations:

Basic

$

(0.04)

$

(0.06)

Diluted

$

(0.04)

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

For the six months ended November 30, 2014 and 2013

6.  EARNINGS-PER-SHARE CALCULATION - CONTINUED

These securities below were excluded from the calculations above because to include them would be anti-

dilutive:

For the three months

For the three months

ended November 30,

ended November 30,

2014

2013

Common Stock Equivalents:

Warrants

849,434

2,842,992

Options to purchase common stock

2,978,332

3,716,667

Total of Common Stock Equivalents:

3,827,766

6,559,659

For the six months

For the six months

ended November 30,

ended November 30,

2014

2013

Common Stock Equivalents:

Warrants

849,434

2,842,992

Options to purchase common stock

2,978,332

3,716,667

Total of Common Stock Equivalents:

3,827,766

6,559,659

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2014 and 2013

7.   STOCK – BASED COMPENSATION

2009 Stock Option Plan – Abakan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009,

as amended on June 14, 2012, which provides for the granting and issuance of up to 10 million shares of our common stock. The total value of employee and non-employee stock options granted during the six months ended November 30, 2014 and 2013, was $-0- and $234,271, respectively.

A summary of the options granted to employees and non-employees under the plan and changes during the six months ended November 30, 2014 year ending May 31, 2014 is presented below:

Weighted

Weighted

Average

Average

Remaining

Aggregate

Number of

Exercise

Contractual

Intrinsic

Options

Price

Terms(In Years)

Value

Balance at June 1, 2013

3,800,000

$

1.26

7.78 years

$

108,750

Granted

850,000

1.35

Exercised

-

-

Forfeited or expired

(1,230,006)

$

1.35

Balance at May 31, 2014

3,419,994

$

1.36

7.90 years

$

126,750

Granted

-

-

Exercised

(50,000)

.65

Forfeited or expired

(391,662)

$

1.87

Balance at November 30, 2014

2,978,332

$

1.38

7.34 years

$

104,500

Exercisable at November 30,

2,060,001

$

1.30

7.34 years

$

--

2014

Weighted average fair value of

options granted during the six

months ending November 30,

2014

$

N/A

8.   COMMITMENTS

There were no new commitments for the six month period ending November 30, 2014.

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended November 30, 2014 and 2013

9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. Abakan has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the following:

Employment agreement

On December 20, 2014, we entered into an employment agreement effective January 1, 2015 with a related individual to perform duties as the Chief Operating Officer of Abakan and to continue to serve as the Chief Executive Officer of Abakan’s subsidiary, MesoCoat under this agreement.  The individual

also serves as a director of Abakan and MesoCoat.   The employee retains previously granted stock

options for his service as a director. The terms of the employment agreement include a $20,000 per month salary of which a portion is deferred, and granted 1,000,000 stock options with an exercise price of $0.60 per share that will expire ten years from the option grant date that vest in equal parts on May

31, 2015 and May 31, 2016. The employment agreement will end on December 31, 2016 and which time it can be renewed for 2 one year periods.  In the event that this agreement is terminated early, the employee may be eligible for a severance payment.

Stock Options

On December 11, 2014, we granted 100,000 stock options to a consultant of Abakan with an exercise price of $0.65 per share that will expire ten years from the grant date, and vest in equal one third parts commencing on the date of grant and on each anniversary of the option grant date.

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

MesoCoat, Inc. (“MesoCoat”) and an affiliated entity, Powdermet, Inc. (“Powdermet”).

Abakan owns an 88.08% controlling interest in MesoCoat and a 24.1% non-controlling interest in

Powdermet. Powdermet owns a 11.92% interest in MesoCoat.  Abakan’s interest in Powdermet represents an additional 2.87% indirect interest in MesoCoat.  Abakan’s combined direct and indirect interest in

MesoCoat is equal to 90.95% ownership.

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

MesoCoat in March of 2008. Thereafter, in July of 2008, the coatings and cladding assets of Powdermet were conveyed to MesoCoat through an asset transfer, an exclusive IP license and technology transfer,

and a manufacturing support agreement.

MesoCoat has since developed a proprietary metal cladding application process known as CermaClad and advanced nano-composite coating materials known as PComP, that work to combine corrosion and wear resistant alloys, and nano-engineered cermet materials with proprietary high-speed coating or cladding application systems. Ten of MesoCoat’s products; 3 Corrosion Resistant Alloy (CRA) materials (625,825,

316L), 3 Wear Resistant Alloy (WRA) material. (Tungsten Carbide (WC), Chrome Carbide (CRC),

Structurally Amorphous Metal (SAM) Alloys) and 4 PComP product families (PComPW, PComPT,

PComPS and PComPM) have either undergone extensive testing, or are being tested by oil and gas majors, pipe manufacturers, oil field equipment manufacturing and service companies, original equipment manufacturers (OEMs) and other end users.

MesoCoat’s revenues are comprised of sales of PComP powder along with thermal spray applications and research and development grants. Current grants from U.S. government agencies are to develop new uses for PComP powders and CermaClad applications to develop solutions to critical problems, including certain projects for the Environmental Protection Agency, the National Aeronautics and Space Agency,

the Department of Energy and the National Insitute of Health. Meanwhile CermaClad products, which are intended to include the cladding of the inside of a full length pipe for use within the oil and gas, and mining industries, are in the development and qualification stage.

The recent dramatic decline in oil prices may affect Abakan’s business to some extent should current prices remain consistent or continue to decline. Even so, Abakan believes that the impact on its business over the short and long term would be minimal. The best alternative to clad pipe for the transportation of corrosive oil is pipe made from solid alloy which is at least five times more expensive than clad pipes. Lower prices paid for energy might in fact compel oil and gas companies to choose clad pipe over solid alloy pipe. Since more than 70% of the remaining oil fields in the world are highly corrosive the use of clad pipes for these fields may no longer an option but a necessity. Furthermore,

almost 40% of the new projects that require clad pipes are for gas and not oil. Natural gas prices in Asia-

Pacific and Africa (where most of these projects are located) are about three to five times higher than what  you find in the United States.

Most industry analysts are confident that oil will stabilize at $60-70 per barrel within the next 6 months.

Oil prices though cyclical in nature are now seeing far lower recovery periods, down from a decade to a year. Therefore, Abakan expects the falling oil prices to be a 6 month concern rather than a 5 year problem. Abakan’s independent analysis coupled with several research reports clearly reflect that more than 80% of conventional oil fields have a lower than $45 per barrel cost of production, which means that oil companies will still be making more than a decent margin if the oil prices settle at $60-70 per barrel.

Certainly, moon-shot oil and gas projects, like drilling in Arctic have been shelved, but we do not believe that this immediate industry reaction will result in a lasting impact for most oil and gas projects under consideration.

Although the oil and gas industry is important to Abakan it is not the only one that could benefit from our business. The U.S. Department of Commerce counts 800 industry classifications that face problems with corrosion, which is a growing issue faced by companies worldwide. Abakan’s advanced metal coating solutions addresses the concerns of several other large industries including mining, aerospace and defense, chemical, petrochemical, infrastructure, nuclear, desalination, and others. For example, the U.S.

military alone spends over $40 billion annually to address wear and corrosion of its assets (Source: The

U.S. Army’s SBIR Commercialization Brochure, 2010)

According to ‘The World Corrosion Organization’, the cost of corrosion to the global economy is $2.2 trillion annually, or roughly 3% of the world’s GDP.  The global market for products and services to combat wear and corrosion is estimated at over $200 billion, which includes more than $103 billion annually in paints and coatings, and a forecasted $100 billion in specialty steel, alloys, and metal composites (Sources: Data Monitor and BCC Research).

Abakan in partnership with UP Scientech Materials Corp. (“UP Scientech”), one of the largest wear-plate manufacturer in the world, is now focusing additional effort to cater to the mining and cement industry,

which constitutes roughly 85% of UP Scientech’s market. Mining, cement, and steel are all industries that realize the most losses due to wear, when components have to be discarded and replaced often due to the highly abrasive environment. Abakan’s CermaClad technology is now being used to develop long-life wear-resistant clad plates that it expects will be distributed through UP Scientech’s existing sales and marketing channels in over 35 countries.

Furthermore, Abakan is also developing solutions for the nuclear, healthcare, medical, and steel industries, primary funded by government agencies.

PComP.

PComP is a family of nano-composite cermet coating materials used to impart wear and corrosion resistance and to restore dimensions of worn metal components.  Named for its particulate composite powders, PComP, is the result of over a decade of nano-engineered materials development, and is now one of the few commercially viable industry replacement solutions for hard chrome and carbides.

PComP competes against thermally sprayed carbide and other coatings such as chrome and nickel plating in the $32 billion dollar (source, BCC Inc.) inorganic metal finishing market.  Competing materials like hexavalent chrome, carbides and tungsten carbide-cobalt have become a major concern for industrial producers in the metal finishing industry since these materials are on the EPA’s hazardous materials watch list and are legally banned in many countries. While businesses grapple with the need to transition away from these harmful products, they continue to spend billions on these materials despite the harm done to the environment. The adoption of green products and processes such as PComP thermal spray coatings would place the business at a competitive advantage over destructive solutions while at the same time mitigating environmental liabilities. PComP thermal spray coatings comprise a performance leading solution platform which has shown order of significant improvements in head to head wear and corrosion performance tests while offering a significantly better value proposition over other hard chrome alternatives.

On the PComP platform, MesoCoat has developed and patented a family of corrosion resistant and wear resistant coating solutions that combine extreme corrosion and/ or wear resistance, fracture toughness

(resiliency), and a low friction coefficient all in one product.   In conventional materials science toughness

normally decreases as hardness and wear resistance increases. However, by combining nano-level structure control and advanced ductile phase toughening materials science, MesoCoat has developed a material structure that can be both very tough and very wear resistant (hard). Equally important, the hardness of a wear coating normally limits the ease with which it can be machined. The unique hierarchical structure of the PComP coating solutions results in a coating that can be machined through a finish grinder much faster than a product with a traditional carbide coating which needs to be diamond ground. The speed of coating application and final machining results in higher productivity and lower costs in metal finishing operations.

The revolutionary nano-structure of the PComP coatings produces a coating that is self-smoothing in service, resulting in friction properties approaching those of diamond-like carbon films and solid lubricants, with the ability to be used structurally and applied to large components at a fraction of the cost of coatings such as diamond-like carbon.  This low friction property reduces wear, and improves energy efficiency and life in sliding components such as drilling rotors, plungers, mandrels, ball and gate valves,

rotating and sliding seals, and metal processing equipment.

The PComP product platform, combined with metal finishing applications of the large area weld overlay technologies underlying the CermaClad clad steel product family provides a high degree of product differentiation and a sustainable competitive advantage, which includes OEM components and the maintenance, repair, and overhaul of industrial assets and machinery in the “components manufacturing and repair” segment of MesoCoat’s business.

The PComP family of nano-composite coatings currently consists of five products, not including variation in composition, all of which have shown in testing by third parties to provide better wear, corrosion and mechanical properties at a lower life cycle cost than these, and several other alternatives are as follows:

Wear and Corrosion Resistance and Dimensional Restoration

PComP T is a titanium carbo-nitride based high corrosion/wear resistant, low friction high velocity oxygen fuel (HVOF) coating that competes with hard chrome and diamond like carbon PVD (physical vapor deposition) alternatives for hydraulic cylinders, piston rings, bearings, rotating shafts, and valve components where low stick-slip, corrosion, and modest wear resistance are required. PComP provides both wear and corrosion resistance (unlike chrome), and significantly reduces environmental safety and health liabilities.  Furthermore, in many applications, thermal spray coatings such as PComP provide life multiples over chrome (80 times in cylinder liner application in testing reported by Caterpillar).  Lower coefficient of friction protects seals from premature wear and reduces energy consumption in rotating components through lower friction losses, and the lower coating stresses and higher toughness enable thicker coatings to be applied than chrome or other alternatives, meaning component life can be extended through enabling additional repair cycles. Grinding and finishing of PComP T coatings can be done faster and cheaper with conventional grinding techniques compared to the expensive diamond finishing process used for competing carbide coatings.

PComP S is a silicon-nitride based hard chrome replacement solution for aerospace applications that exhibits high toughness, wear resistance and displays increased spallation resistance. PComP S also has the lowest density of any chrome alternative, enabling significant fuel savings to be realized in transportation markets.

PComP W is MesoCoat’s “nano-engineered” tungsten carbide coating solution that offers industry leading toughness and wear resistance for thermal spray coatings, making it better for critical high wear applications such as gate valves and downhole drilling tools. PComP W replaces conventional tungsten carbide cobalt in the thermal spray industry and provides increased wear resistance, design allowable

(stress levels), and reduced friction in abrasive wear applications, with higher toughness and impact resistance than ceramic alternatives such as alumina-titania.

Liquid Metal Corrosion

PComP M is a hierarchically structured molybdenum boride coating designed for use in liquid metal corrosion application, especially the rolls used in galvanizing baths.  PComP M has demonstrated, in laboratory and initial field testing, vastly improved molten metal corrosion resistance, combined with increased durability and reliability, in the rapidly changing environment encountered in molten metal contact when compared to conventional materials. MesoCoat believes that its PComP M will be able to provide significant cost savings to industrial customers and generate a new revenue stream within the

$150+ million primary metals production equipment coatings market. We expect to focus PComP M initially on zinc pot stabilizer roll and pot bearing roll refurbishment market.

Thermal Barrier Coatings

ZComP is MesoCoat’s nano-composite thermal barrier coatings that offers 50% lower thermal conductivity, with improved toughness and cyclic thermal life compared to conventional thermal barrier coatings in the $500 million thermal barrier coatings market.  MesoCoat has received interest from multiple companies in multiple industries needing improved thermal barrier materials, but to date Abakan has not formed any partnership with such entities. Abakan initially wants to introduce ZComP materials into the turbine engine market.

CermaClad

CermaClad is a multiple award winning technology to produce coatings that protect metal, primarily carbon steel, from wear and corrosion, that offers the benefits of corrosion resistant alloys such as stainless steel, nickel, or titanium based alloys and wear resistant materials such as tungsten carbide and chrome carbide at a significantly lower cost by permanently altering, or cladding, the surface of a high strength, low cost carbon steel with a layer of a much higher cost wear or corrosion resistant alloy.  The result is a hybrid product offering the wear and corrosion performance of costly alloys with the ease of fabrication and the lower cost of traditional steel material.

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

CermaClad clad steel is a metallurgically bonded, clad carbon steel materials solution that is optimized to manage the risks and consequences of wear and corrosion damage and the failure of large assets including oil and gas risers and flowlines, refinery/chemical processing towers and transfer lines,

power plant heat exchanger tubes, and other steel infrastructure. In corrosive environments, including seawater, road salt, mining slurry transport lines, unprocessed oil containing water, sulphides and carbon dioxide, chemical processing and transportation equipment, metals production, and other large industrial applications, asset owners and operators either need to continually maintain and replace major assets, or fabricate these assets using expensive, corrosion resistant alloy (CRA) materials, which substantially increase capital costs.

Clad steel, and CermaClad in particular, offer a competing, lower cost solution to these alloys, allowing the owner or operator to use clad carbon steel which typically costs about half of solid CRA.  Combining the reduced material cost with reduced fabrication, installation, and maintenance costs, cladding solutions such as CermaClad are estimated to save up to 75% over the cost of using solid alloys, while still providing essentially maintenance free corrosion lifetimes equal to the life of the asset. In the last 20 years, clad steel products have gained wide acceptance and continually increased its market share in oil and gas exploration and production, mining, petrochemical processing and refining, nuclear, and power generation industries.  The oil and gas industry is the largest consumer of clad steel products. In order to meet growing global energy demands, oil companies continue to extend their offshore drilling efforts into deeper waters farther from shore. The higher temperatures and corrosivity (carbon dioxide, sea water,

hydrogen disulfide content, etc.) of these new reserves are resulting in a significantly increased demand for corrosion resistant alloys.

Currently used cladding processes include weld overlay, roll-bonding, co-extrusion, explosion cladding,

and mechanical lining. While cladding carbon steel pipes is cheaper than using a solid stainless steel alloy, current production technologies still have significant limitations which CermaClad is believed to overcome.  Directly comparable metallurgically clad pipes are primarily manufactured using roll-bonded

clad plate which is bent and welded to form a pipe.   Though a higher productivity process, Roll-bonded

pipe involves a lot of welded area and the failure of that weld is the single most common reason for pipeline leaks.  Furthermore, current bimetal rolling mills are limited to around 40 feet in length by 5 feet in width (less than 20 inch diameter), limiting the size of pipe that can be fabricated.  Expanding roll mill size to enable the production of larger diameter pipe needed for large gas projects in Southeast Asia would require very large investments, estimated to be in excess of a $400 million compared to similar capacity from an 8-line CermaClad™ large diameter pipe production facility budgeted to cost $43 million.

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

NDT (non-destructive testing) inspections. Co-extrusion is another process that involves extruding a bimetal billet into a clad pipe.  Co-extrusion has not been successful in producing long lengths of larger diameter pipes, and would require significant capital investment and further technology development to meet growing demand for the thicker wall and larger diameter clad pipes that CermaClad is targeted.  The remaining production process, weld overlay, does not have the productivity needed to meet clad pipe demand, and is primarily used for smaller diameter and complex shapes, such as manifolds and

“Christmas tree’s” used in oil and gas, although weld overlay is a dominant technology for wear resistant overlays that cannot be produced by the other techniques.

CermaClad clad steel utilizes MesoCoat’s proprietary cladding process based on the use of a high-

intensity arc lamp to rapidly melt, fuse, and metallurgically bond (make inseparable) the protective,

proprietary cladding materials onto steel pipes and tubes (internal and external surfaces), plates, sheets,

and bars. The CermaClad clad steel product portfolio combines this high-speed fusion cladding process with proprietary corrosion resistant alloy (“CRA”) and wear resistant alloy (“WR”) coating materials which incorporate patented micro-structural and compositional modifications.  The HDIR process melts and fuses material onto the inside of a pipe within seconds to produce the CermaClad product that offers a seamless metallurgical bond, a smooth surface, low porosity, and minimal dilution of the overlay, along with good strength retention of the substrate . More importantly, CermaClad clad pipe is easier to inspect and install (reel) irrespective of the size and thickness of the pipe compared to current alternatives.

Clad steel is a specialized, profitable segment of the steel industry where demand has outstripped supply and margins are high as a result.  Historically, the typical contract for clad pipe was for 3 to 5 kilometers of product with larger contracts for 20 to 30 kilometers of product. Typical requirements today, even for those projects that will be put on hold or reevaluated with the recent drop in energy prices, are for tens of kilometers with a number of long term projects needing hundreds of kilometers per project. As a result the clad pipe market has grown rapidly and the limitations of current solutions in terms of installation,

inspectability, quality, and availability are inhibiting growth. Future, commercialization of CermaClad clad pipes should be able to address these constrains to clad pipe market growth.

Management believes the competitive advantages of CermaClad over current competing technologies and products are:

▪     CermaClad clad steel provides a metallurgically bonded overlay, making the clad pipes easier to inspect, bend, reel, and install compared to the widely used and slightly lower cost mechanically bonded clad pipes.

▪     CermaClad clad steel offers a seamless metallurgical cladding requiring only girth welds, unlike the pipes made from metallurgically clad plates which have longitudinal welds.

▪     CermaClad application technology utilizes a 30cm wide, high density, infrared “lamp” compared to a 0.7 cm wide laser “torch” for laser or inert gas welding torches, resulting in application rates much faster than current weld overlay technologies.

▪     The proprietary process used to make CermaClad clad steel products is more flexible (it can do both wear and corrosion resistant alloys, for example), and has relatively low capital costs for initial and added capacity.  This provides the advantage of being able to respond to customer needs, such as meeting local content requirements, faster and with less investment risk than currently established alternatives.

▪     CermaClad products exceed the requirements of the defining API 5LD and DNV OS F101 standard requirements for clad pipe.

▪     CermaClad offers a smoother surface, minimal dilution, greater flexibility in materials, and the ability to do thinner, lower cost claddings than current production technologies.

The CermaClad clad steel product lines under development include:

▪     CermaClad CRA (Corrosion Resistant Alloys). 1-3mm thick CRA clad steel that offers a lower cost alternative to solid nickel, stainless steel, and titanium alloys for oil and gas, mining,

desalination, pulp and paper, and chemical process.

▪     CermaClad WR (Wear Resistant). 1-15mm thick carbide, metal matrix composite, structurally amorphous metal, and nano-composite wear resistant clad steel that extends the life of steel structures such as hydrotransport slurry lines, pump components, valve components, spools, T’s,

and elbows for oil sands, heavy oil, mining and mineral processing.

▪     CermaClad HT (High Temperature). Steel clad with nickel-chromium and metal-chromium-

aluminum alloys for high temperature applications such as heat exchanger tubing, boiler waterwalls, and other energy production components offering greater compositional control

(higher performance) and lower cost than solid alloys or traditional weld overlays.

▪     CermaClad LT (Low Thickness). Lower cost thin-clad steel that exploits the unique high purity capabilities of the HDIR application process to provide thin one millimeter claddings that should provide 50-200 year corrosion free life in atmospheric and seawater corrosion environments.

This “stainless steel paint” is applicable to the outside diameter transportation pipelines, marine structures, fuel and cargo tanks, bridges, architectural steel, and transportation structures.

Current Grants

Abakan’s subsidiary MesoCoat has consistently received highly-competitive funding from several federal and state agencies, which has significantly assisted MesoCoat in developing a robust product pipeline;

MesoCoat’s PComP nano-composite coating materials were incubated and developed using federal funding. Below is a brief summary of ongoing federally funded projects that provide an overview of the product pipeline.

Developing CermaClad as an Alternative to Toxic Galvanizing

The Environmental Protection Agency (EPA) provided $100,000 in funding to MesoCoat to develop zinc coatings that have excellent corrosion resistance using its R&D100 award-winning CermaClad process,

which uses a high-density infrared (HDIR) lamp to fuse a uniform layer of metal onto metal surfaces.

Under this program, MesoCoat’s CermaClad process was used to coat the base materials with Zn in order to minimize the detrimental effect on environment caused by the pickling step in the galvanizing process conventionally used for coating steel parts.

Zinc powder was sourced to confirm a suitable supply for the CermaClad process.  The powders were evaluated for relative ease in manufacturing of an alloy precursor, prior to coating fusion on steel surfaces.  Precursor composition and thickness were down-selected and lamp processing parameters determined to successfully melt and fuse a thin (0.1 mm) layer of zinc to plain carbon steel surfaces. The coating surface composition contained 2-3 wt% Fe; the corresponding microstructure was evaluated and found similar to commercial hot dip galvanized plates, having significant volume fraction -phase encased by solid solution zinc.  It was shown that fused zinc coatings behaved similarly to commercial galvanized steel coatings.  Finally extensive testing was performed on both CermaClad zinc coatings and commercial galvanized coatings. The CermaClad zinc coatings exhibited similar or better corrosion properties than the commercially galvanized steel, surviving 500 hours of ASTM B117 Salt Fog testing.

High-Temperature Coatings for Nuclear Reactors

National Aeronautics and Space Agency (NASA) provided $125,000 in funding to MesoCoat to develop a series of nano-/micro-composite coated nuclear reactor facing components using MesoCoat's

CermaClad process. MesoCoat's CermaClad process has been used to coat carbon-carbon substrates with

Tungsten (W), and Molybdenum (Mo). The different combinations of substrates and coatings produced a material structure that is capable of high heat transfer and be able to withstand the high-temperature and high-heat flux environments present in fission energy reactors, such as nuclear thermal rockets. The proposed concept is ideal for fission energy technology applications at high temperatures (less than

4400oF) where these nano-composite coatings that can withstand extreme heat and facilitate high heat transfer for an extended period of time.

Extreme Coatings for Gears, Bearings, and Shafts

NASA provided $125,000 funding to MesoCoat to develop advanced coatings that self-lubricate to minimize friction and wear in extreme environments. MesoCoat’s R&D100 award-winning PComP™

nanocomposite coatings have the same characteristics as diamond like carbon coating, but the additional advantages of low cost application, ability to shield the substrate, and the ability to incorporate solid lubricants into the nanocomposite, and offer one of the few viable alternatives to DLC coatings with a (in at least one experts opinion) significantly higher probability of success in the gearbox application.

MesoCoat achieved the goal of this program by thermal spraying of hierarchical nanostructured hard particle-based powders with specific chemistry. MesoCoat conducted preliminary testing to prove the high wear resistance and low friction of novel materials under specified conditions. Under this program,

MesoCoat successfully demonstrated that the nanostructured thermally sprayed coatings exhibits wear rates that is under the detection limit. MesoCoat successfully demonstrated that the proposed material is a viable candidate for gear, bearings or shafts.

Joining Dissimilar Metals

MesoCoat along with Oak Ridge National Laboratory (ORNL), have been awarded $1 million by the

Department of Energy (DOE) to develop a process to join dissimilar metal alloys. The primary objective of this project is to develop functional gradient transition joints between carbon steel and austenitic stainless steel for nuclear reactors. The research will directly address the needs described in development of advanced joining techniques for materials for nuclear fission reactor applications. This collaborative project capitalizes on recent advances made by each organization in the field of dissimilar metal joining and application of high-energy density plasma arc lamp processing. This project will use high density infrared generated by plasma arc lamp to build gradient transition joint for dissimilar metal welding.

In order to add new design and functionalities to metal components, equipment, and structures; it is essential that engineers are provided with the tools to join dissimilar metals. For example, on the inside the reactor may need corrosion or wear protection and on the outside heat-resistance or toughness. By providing the technology to join dissimilar metals, MesoCoat is providing designers and engineers the capabilities to explore, design, and develop new material systems. The uniqueness of MesoCoat’s

CermaClad process is the ability to melt, fuse, and metallurgically bond dissimilar materials; and that is the primary reason why the Department of Energy has entrusted MesoCoat with the responsibility of protecting our nation’s critical assets in the nuclear industry.

Improving the ability to join dissimilar materials with engineered properties are enabling new approaches to add limitless functionalities to metals, light-weighting automotive structures, improving methods for energy production, creating next generation medical products and consumer devices, and many other manufacturing and industrial uses. Further, CermaClad technology is ideally-suited for additive manufacturing, the newest trend in manufacturing to add layers of metals one upon the other for dimensional restoration and extending the useable life of metal assets. Not many are aware of the problems caused by metal components, equipment, and structures that do not last long enough. Apart from the massive costs involved with infant failure of metals which includes downtime, maintenance, and replacement costs; it is estimated that every tonne of metal production leads to 2.4 tonnes of CO2 emission. The impact of metals that could last three to six times longer would be significant development that could lead to a paradigm shift in metal asset protection and life extension.

Antimicrobial Coating for Healthcare

National Institute of Health (NIH) provided $150,000 funding to MesoCoat to develop copper-based antimicrobial coatings primarily for contact surfaces like door knobs, handles, rails, carts, poles, sinks,

etc. In addition to hospital use, these coatings could also be applied to many other public areas such as airports, bus and railway stations, schools, restaurants and work places. Antimicrobial coatings could have a significant positive impact on public health by preventing the onset of infections and diseases

Under this program, MesoCoat intends to demonstrate the technical and manufacturing feasibility and capabilities of producing durable, aesthetically pleasing and cost-effective, antimicrobial touch surfaces for hospitals and public places. This development combines known antimicrobial copper alloys with a low cost high volume process such as CermaClad capable of achieving touch surface market penetration by offering a corrosion resistant aesthetically pleasing solution that is lower cost than stainless steel components currently used with the known benefit of being anti-microbial. The project is designed to provide the evidence and experience to verify the technical and economic feasibility of producing and using copper-alloy cladded steel as a cost-effective, visually attractive antimicrobial material for touch surfaces in the medical and healthcare and other industries.

Recent Developments

The PComP ramp up of coating materials to 18 tonnes has been delayed due to the need to implement necessary modifications to our existing production facility in Euclid Ohio. MesoCoat had expected that the modifications would be completed by December 2014. However, the decision taken in December to construct a new facility dedicated to the production of PComP, to enable the second stage ramp up in production of PComP powders to 160 tonnes, caused us to expand the scope of the modifications to ensure that our modified infrastructure could be readily transferred for use within that new facility. We now expect that our expanded modification of our existing facility will be completed in February 2015.

Meanwhile, as modifications come back on line we have realized an initial increase in powder production,

production efficiencies have doubled when compared to materials used in the process prior to beginning the modifications and most importantly we are already seeing an increase in the quality of the product.

During August of 2014, we also installed technology upgrades to our facility in Euclid. MesoCoat installed fiber optic data lines for both a new server and phone system. Several new computers purchased and installed. We also upgraded our security with a stronger anti-virus and firewall system. New software was acquired to network our computers and upgrade office production and engineering design software.

The upgrades have vastly improved both communication and security at the facility. The new systems are fully backed up both on site and remotely in a fully encrypted format in compliance with best industry practice.

Abakan’s sales agent in Mexico, Metallurgic Solutions, S.A. de CV (“MetalSol”) are proceeding with trial runs and the evaluation of  roller screens (Rolls) coated with MesoCoat’s PComP W104 by one of

Mexico’s largest steel manufacturers. Results to date have been excellent and we expect to procure an annual contract to coat Rolls with PComP W104 at the facility in which these results were obtained when the evaluation process is completed. Meanwhile, MetalSol continues to converse with both the federal and state government agencies. The state government of Campeche, known as the center of the off-shore oil and gas industry in Mexico, has indicated an interest in making land available to us on we could build a production facility within a new oil services port currently under construction, Furthermore, MetalSol has been in discussions with the national standards office to assist in establishing standards for clad pipe that are similar to those maintained by the API. Finally, we are in discussions for a grant/contract with the faculty of aeronautical engineering at the University of Queretero to assist us in the further development of our Cermaclad products in particular in the development of binders and CFD modeling.

On November 13, 2014, Abakan entered into a Letter Agreement with UP Scientech Materials Corp.

(“UP Scientech”) to procure a strong industry partner, that included a provision for an exclusive Sales

Agency Agreement for PComP sales in Japan, South Korea, China and Taiwan and a series of options granted to UP Scientech to cause Abakan to establish up to four joint venture companies for the manufacture and sale of PComP, CermaClad Plate and CermaClad Pipe on a global basis.  The Letter

Agreement also included a provision that caused UP Scientech to make a $3 million equity investment in

Abakan.

MesoCoat’s partnership to establish a prototype demonstration facility for developing, testing and commercializing wear-resistant clad pipe and components in Alberta, Canada was delayed due some facility inadequacies that have since been addressed. A lamp system was shipped to the demonstration facility in December for installation. The equipment is now in the process of being installed.

CermaClad product development plans to move ahead with ever longer runs of steel pipe both in time and coated area. Initial quality control inspection of runs made to date has proven satisfactory and additional metallurgical tests have validated this success.  Further, in order to concentrate all research and development under one roof, we completed the relocation of our second and third lamp system to Euclid,

Ohio, which equipment was previously installed in our R &D facility in Eastlake, Ohio. We expect to commence experimental runs on larger diameter pipe early in 2015.

Anticipated Product Development Timeline

The anticipated product development timeline detailed below is based on management’s estimate of the time requisite to bring the respective products to market, all of which products are subject to uncertainties surrounding the actual completion date of any number of items as is normal in product development.

Note, certain of the anticipated commercial timelines presented have not advanced since the end of our last reporting period. Unless otherwise explained below in respect to specific products, the unanticipated delays are attributed, in large part, to ongoing supply and support issues with our arc lamp component supplier, personnel changes, the need to replace aging equipment associated with  PComP and the availability of financing.

TIME TO

PRODUCT

COMMERCIAL STATUS

COMMERCIALIZE

(MONTHS)

PComP W

Growth and Expansion

Current

PComP T

Market Entry

Current

PComP M

Field Testing

Current

PComP S

Prototype Qualification

12

PComP Coating Services

Market Entry

Current

ZComP

Development

18

CermaClad CRA Euclid, Ohio

Full scale product API qualification

9 for small scale orders

CermaClad CRA 4 line plant

Full scale product API qualification

28 full scale production

CermaClad WR

Development

8 plate sales from OH

CermaClad LT

Development Delayed

24

CermaClad HT

Incubation

36

Product Commercial Expansion Timeline

Abakan’s near term plan is to expand the presence of its products in North America and the Asia-Pacific market. We expect to soon enter into negotiations to construct a production facility in Taiwan in partnership with UP Scientech. Metalsol has been working to get financial support from local government and corporate entities to build a production facility in Mexico. Meanwhile, our wholly owned Asian subsidiary, PT MesoCoat Indonesia, in positioned to construct a manufacturing plant on the island of

Batam, Indonesia at such time as CermaClad product development draws close to commercialization.

Results of Operations

(000)

For the three months ended

For the six months ended

November 30,

Change

November 30,

Change

Revenues

2014

2013

$

%

2014

2013

$

%

Commercial

$

69      $

112      $

(43)

(38)

$

155   $

137   $

18

13

Contract and grants

82

72

10

14

323

135

188

139

Other income

0

10

(10)

(100)

0

10

(10)

(100)

151

194

(43)

(22)

478

282

196

69

Gross profit

46

87

(41)

(47)

266

95

171

179

General and administrative

1,394

1,474

80

5

2,539

3,572

1,033

29

Stock options expense

202

301

99

33

524

620

96

15

Operation Loss

(1,550)

(1,688)

138

8

(2,797)

(4,097)

1,300

32

Interest exp & amortization

of discount on debt

(130)

(61)

(69)

(113)

(267)

(237)

(30)

(13)

Other income (expense)

21

(78)

99

127

2

(222)

224

101

Loss before non-

controlling interest

(1,659)

(1,827)

168

8

(3,062)

(4,556)

1,494

33

Non-Controlling interest in

MesoCoat loss

97

403

(306)

(76)

165

994

(829)

(83)

Loss before income taxes

(1,562)

(1,424)

(138)

(10)

(2,897)

(3,562)

665

19

Income taxes

-

-

-

-

-

-

Net Income

(1,562)

(1,424)

(138)

(10)

(2,897)

(3,562)

665

19

Revenues

The $43,000 decrease in revenue, or 22% from $151,000 for the current three month period as compared to the prior comparative period revenue of $194,000, is the result of delayed shipments at the request of the customer.  Meanwhile, we continued production and inventoried $34,560 of raw material, work-in-

progress and finished goods at the end of the current period.  The $196,000 increase in revenue, or 69%

from $478,000 for current six month period over the prior comparative period revenue of $282,000, is the result of increased factory production and the award of three grants.

We expect grant revenue to increase over the next twelve months, which will include the award of a $1 million grant, to be shared equally with the Oak Ridge National Laboratory over thirty months, from the

DOE, to develop a process to join dissimilar metal alloys. MesoCoat also won a $150,000 SBIR (Small

Business Innovation Research), award from the NIH during the current quarter, to develop antimicrobial coatings based on its high-speed large-area metal cladding technology CermaClad.  Work on the SBIR is anticipated continue through the next two quarters.

We expect an increase in commercial revenue over the next twelve months as MesoCoat completes its

PComP expansion plan. MesoCoat expects to better penetrate the market for PComP through qualified application partners applying PComP in Houston, Calgary, and Florida, while simultaneously working directly with OEMs, to build demand and market acceptance. MesoCoat is also relying on agents and partners including MetalSol/Mexico and UP Plate/Taiwan to augment direct marketing resources to pursue industry projects, get placed on approved vendors list, create demand and eventually preference,

and manage market acceptance risk.   While implementing the PComP expansion, we continue to focus on the development of both current and new products.

Gross Profit

Gross profits in both periods can be wholly attributed to the operations of MesoCoat.  The $41,000 decrease in gross profit, or 47% from $46,000 for the current three month period as compared to the prior comparative period of $87,000, can be partially attributed to the delayed shipments at the request of the customer.  The $171,000 increase in gross profit, or 179% from $266,000 for current six month period over the prior comparative period of $95,000, is attributable to the award of additional grants during the current and prior periods.

We expect gross profit to increase over the next twelve months as MesoCoat expands its PComP product line and increases in grant revenue due to the awards received after the end of the quarter.

Net Losses

We do not expect to realize net income in the near term due to anticipated operational expenses associated most significantly with facility expansion, research and development, consulting, payroll expenses and the depreciation and amortization of existing assets. The increase in expenses are expected to be the direct result of continued research and development costs associated with the CermClad™ product line in addition to costs anticipated for the building of a manufacturing plant.

Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2015.

Expenses

The $80,000 decrease in operating expense, or 5% from $1,394,000 for the current three month period as compared to the prior comparative period of $1,474,000, can be attributed to lower payroll, research and development and consulting fees as result of increased efficiencies. The decrease for the quarter was partially offset by higher professional fees and administrative expense as a result of additional audit fees incurred for the year-end audit, costs associated with the share exchange transaction with Powdermet, and travel expenses incurred to expand our partnership base on the PComP product line.

The $1,033,000 decrease in operating expense, or 29% from $2,539,000 for the current six month period as compared to the prior comparative period of $3,572,000, can be attributed to a realignment of our management team and labor force that included the decision not to fill non-critical positions eliminated in the realignment, and our renewed focus on operating efficiencies that caused us to further examine our research and development practices.

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

Interest Expense and Amortization of Discount on Debt

The $69,000 increase in interest expense, or 113% from $130,000 for the current three month period as compared to the prior comparative period of $61,000, can be attributed to the increase in our debt load and the accrual of higher interest expenses associated with certain debt defaults which are currently being contested through the judicial process. The $30,000 increase in interest expense, or 13% from $267,000 for current six month period over the prior comparative period of $237,000, is similarly attributable to the increase in our debt load and the accrual of higher interest expenses on certain debt defaults. The increase was partially offset by the prior period discount on debt being fully amortized in the period.

Other Expense/Income

The $99,000 and $224,000 positive change in other expense / income in the three and six month period ending November 30, 2014, over the prior comparative periods, was mainly due to the decrease in

Abakan’s equity interest in Powdermet for the current period over the prior comparative period.

We expect to continue to incur other expense in future periods based on the accrual of interest of existing debt and that debt anticipated in future periods to support future expansion.

Non-controlling interest in MesoCoat loss

The $306,000 and $829,000 decrease in non-controlling interest of MesoCoat loss in the three and six month period ending November 30, 2014, over the prior comparative periods, was due to the increase in

Abakan’s equity interest in MesoCoat and the corresponding decrease in its equity interest as a minority owner of Powdermet.

We expect to continue to record the allocation of a non-controlling interest in MesoCoat in the future until such time as Abakan’s ownership of MesoCoat increases to 100%.

Income Tax Expense (Benefit)

Abakan may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit once taxable income is generated.

Capital Expenditures

Abakan has spent a significant amounts of investment activities for the period from June 27, 2006,

(inception) to November 30, 2014, which amounted to $9,693,846.  A large portion of these expenditures are related to plant, property and equipment in the construction of the manufacturing facility in Euclid,

Ohio, and to its minority interest in Powdermet.

Liquidity and Capital Resources

Abakan has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

Abakan had stockholders’ equity of $6,593,281 and a working capital deficit of $6,553,056 at November

30, 2014.

Cash flows

Key elements to the Consolidation Statement of Cash Flows for the six months ended November 30, 2014 and 2013:

2014

2013

Net Change in Cash and Cash Equivalents

Provided by (used in):

Operating activities

$

(2,365,652)     $

(1,349,762)

Investing activities

(226,259)

(454,287)

Financing activities

4,108,485

1,662,377

Net Change in cash and cash equivalents

$

1,516,574     $

(141,672)

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

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Abakan will require additional debt or equity financing. Management to this end initiated a private equity placement prior to period end of its restricted common stock, at a price of $0.40 a share pursuant to which Abakan raised $3,535,800 as of the filing date of this report and settled debt, accounts payable and services in an amount of $180,000. Despite the realization of proceeds from the most recent private equity placement, additional capital will still be required to meet obligations and needs over the next twelve months. Except for the private equity placement noted, we had no other commitments or arrangements for financing at November 30, 2014, though we continue to pursue a number of prospective sources that include industry or strategic partners, sale of additional equity, the procurement of long term debt, shareholder loans or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that Abakan will be able to obtain the financing required to meet its stated objectives or even to continue as a going concern.

Abakan does not expect to pay cash dividends in the foreseeable future.

Abakan has a defined stock option plan titled “The Amended Abakan Inc., 2009 Stock Option Plan” and contractual commitments with all of its officers and directors.

Abakan has plans for the purchase of plant or equipment in connection with expansion of the PComP powder production commercial line.

Abakan intends to increase the number of employees engaged by MesoCoat on completion on the PComP product line expansion and upon completion of development and commercialization of the Cermaclad product in the Euclid, Ohio manufacturing facility.

Off Balance Sheet Arrangements

As of November 30, 2014, Abakan had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of November 30, 2014. Disclosure

controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sonoro Invest S.A.

Sonoro Invest S.A. (“Sonoro”) initiated legal proceedings against Abakan on October 2, 2014, in the United States District Southern District of Florida. The claim is based on Abakan’s failure to pay amounts due on certain promissory notes. The complaint seeks $3,187,056.98 plus interest and legal fees. On November 6, 2014, Sonoro obtained a Temporary Restraining Order enjoining Abakan from undertaking certain actions pending the outcome of the legal proceedings. Abakan believes that it has mitigating defenses to the lawsuit, and has responded to the complaint accordingly.

Joe T. Eberhard

Joe T. Eberhard initiated legal proceedings against Abakan on August 29, 2014, in the United States District Southern District of Florida. The claim is based on Abakan’s failure to repay amounts due on certain promissory notes. The complaint seeks $720,698.72 plus interest, penalties and legal fees. Abakan believes that it has mitigating defenses to the lawsuit. Court proceedings are in discovery.

Paloma Capital Group Ltd.

Abakan initiated legal proceedings against Paloma Capital Group Ltd (“Paloma”) on July 2, 2013, in the Circuit Court in and for Miami-Dade County. The claim was based on Paloma’s failure to perform according to the terms of a consulting agreement dated May 2, 2011. Abakan no longer intends to proceed with its complaint and expects that the legal proceedings will be dismissed without prejudice.

Securities and Exchange Commission

Abakan received notice of a non-public fact finding inquiry from the Securities and Exchange Commission (“Commission”) on November 21, 2014, with a formal order to produce certain documentation. The Commission seeks to determine whether there have been any violations of federal securities laws. The inquiry does not mean that the Commission has concluded that Abakan or anyone associated with Abakan has violated federal securities laws or that the Commission has a negative opinion of any Abakan related person, entity or security. Abakan is cooperating with the Commission’s investigation and has filed a claim with our D&O insurance carrier to offset covered expenses.

ITEM 1A.       RISK FACTORS

Abakan’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our business, financial condition, and/or results of operations as well as the future trading price and/or the value of our securities.

Abakan is the subject of a formal inquiry by the Commission which inquiry may harm our business and results of operations.

Abakan is the subject of a non-public fact finding inquiry instigated by the Commission. We can neither determine the focus of the inquiry nor predict its outcome. We have incurred and will continue to incur expenses related to the Commission’s inquiry, which expenses may be substantial, including indemnification costs for which we may be responsible. Abakan does carry Director’s & Officers liability insurance, which coverage may mitigate the financial expense associated with this inquiry. Should there be an adverse event in connection with the Commission’s inquiry, our business and results of operations may be adversely impacted. Furthermore, our responses to the Commission’s inquiry may require significant diversion of management’s attention and resources.

Abakan has a history of significant operating losses and such losses may continue in the future.

Abakan incurred net losses of $22,399,312 for the period from June 27, 2006 (inception) to November 30, 2014. Since we have been without significant revenue since inception and have only recently transitioned to producing revenue that is insufficient to support operations, losses may likely continue for the foreseeable future.

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

Should MesoCoat be unable to repay amounts due to a third party creditor of approximately $1,341,963 on April 27, 2015, all of its assets, with limited exceptions, absent any change in certain loan documents, will become the property of a third party creditor on declaration of default. Abakan is in the process of securing a financing sufficient to repay said creditor and is confident that MesoCoat’s obligations will be satisfied or otherwise amended to avert any default. However, neither the financing to satisfy MesoCoat’s loan obligations nor any changes to the existing terms and conditions of the loan documents have been agreed.

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

Abakan’s certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to us and our stockholders; further, Abakan is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. Abakan may also have additional contractual indemnification obligations under its employment agreements with its executive officers and indemnification obligations to its directors. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which Abakan may be unable to recoup. Although Abakan does carry Director’s & Officers liability insurance, which coverage may mitigate the financial expense associated with indemnification claims, these provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against Abakan’s directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

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

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;  (3) the offeree is a former officer and director of Abakan and (4) the offeree is financially sophisticated.

On July 31, 2014 our board of directors authorized the issuance of 18,800 restricted shares at $0.71 per share to CFO Consultants, Inc. for services rendered in accordance with a consulting agreement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is an entity owned by a former officer and director of Abakan and (4) the offeree is financially sophisticated.

On October 7, 2014, Abakan authorized the issuance of 1,069,500 shares of restricted common sharesat an exercise price of $0.40 to the following entities for cash, in reliance upon the exemption from registration provided by Section 4(2), Regulation D/Regulation S of the Securities Act:

Name	Consideration	Basis	Shares	Exemption
Susan S. Almendinger	$20,000	Cash	50,000	Sec. 4(2)/Reg D
Warren D. Lydon	$20,000	Cash	50,000	Sec. 4(2)/Reg D
Highpoint Investments L.L.C.	$20,000	Cash	50,000	Sec. 4(2)/Reg D
Terry L. Poltorek	$20,000	Cash	50,000	Sec. 4(2)/Reg D
Emsarida, LLC	$100,000	Cash	250,000	Sec. 4(2)/Reg D
Tangies, LLC	$25,000	Cash	62,500	Sec. 4(2)/Reg D
RJ & CS St. Germain Partnership Ltd.	$12,000	Cash	30,000	Sec. 4(2)/Reg D
Bruce M. Weinstein	$20,000	Cash	50,000	Sec. 4(2)/Reg D
Jeremy Siders	$35,000	Cash	87,500	Sec. 4(2)/Reg D
Jeremy Siders	$45,000	Cash	112,500	Sec. 4(2)/Reg D
Donald Latore	$20,000	Cash	50,000	Sec. 4(2)/Reg D
Tom Edwards	$4,800	Cash	12,000	Sec. 4(2)/Reg D
Frank Stafford	$26,000	Cash	65,000	Sec. 4(2)/Reg D
Mark W. Sullivan	$60,000	Cash	150,000	Sec. 4(2)/Reg D

 On October 7, 2014, Abakan authorized the issuance of 1,792,973 restricted shares as result of the down-side protection offered to investors in the April and May 2014 private placements. Abakan offered downside stock price protection in two private placements that totaled 1,664,973 shares that closed in April 2014 and May 2014. The down-side protection offered additional shares if new private placements were offered within one year at a lower price. After receipt of these additional shares, the placees would hold the same quantity of shares as if they would have had participated in any subsequently lower price private placement. The placees agreed to cancel warrants to purchase 832,487 additional restricted shares.  Abakan is obligated to issue additional 88,775 shares if new private placements are issued below $.40 for every $.01 decrease through May 2015.  Abakan cannot estimate if any additional shares will be issued in the future.  The restricted common shareswere issued, in reliance upon the exemption from registration provided by Section 4(2), Regulation D/Regulation S of the Securities Act:

Name	Basis	Shares	Exemption
Warren D. Lydon	Downside Protection Clause	55,000	Sec. 4(2)/Reg D
Chris Bennett	Downside Protection Clause	30,000	Sec. 4(2)/Reg D
Steven R. Ferris	Downside Protection Clause	424,000	Sec. 4(2)/Reg D
Stratton S.A.	Downside Protection Clause	205,990	Sec. 4(2)/Reg D
Green Chip S.A.	Downside Protection Clause	492,983	Sec. 4(2)/Reg D
Orsa & Co.	Downside Protection Clause	50,000	Sec. 4(2)/Reg D
Kevin McDonell	Downside Protection Clause	10,000	Sec. 4(2)/Reg D
Susan S. Almendinger	Downside Protection Clause	25,000	Sec. 4(2)/Reg D
Ammon & Associates Inc.	Downside Protection Clause	500,000	Sec. 4(2)/Reg D

On November 11, 2014, Abakan authorized the issuance of 7,500,000 shares of restricted common sharesat an exercise price of $0.40 to UP Scientech Materials Corp for cash, in connection with entering into a strategic alliance to form joint ventures, in reliance upon the exemption from registration provided by Section 4(2) and Regulation S of the Securities Act.

On November 26, 2014, Abakan authorized the issuance of 720,000 shares of restricted common sharesat an exercise price of $0.40 to the following entities for cash or settlement, in reliance upon the exemption from registration provided by Section 4(2), Regulation D/Regulation S of the Securities Act:

Name	Consideration	Basis	Shares	Exemption
RJ & CS St. Germain Partnership Ltd.	$8,000	Cash	20,000	Sec. 4(2)/Reg D
Warren D. Lydon	$10,000	Cash	25,000	Sec. 4(2)/Reg D
Richard A. Beck	$10,000	Cash	25,000	Sec. 4(2)/Reg D
Stephen C. Goss	$50,000	Cash	125,000	Sec. 4(2)/Reg D
Orsa & Company	$40,000	AP Settlement	100,000	Sec. 4(2)/Reg D
Steven R. Ferris	$140,000	Debt Settlement	350,000	Sec. 4(2)/Reg D
Jeremy Siders	$30,000	Cash	75,000	Sec. 4(2)/Reg D

On December 11, 2014, Abakan authorized the grant of 100,000 stock options with an exercise price of $0.65 per share that expire ten years from the date of grant vesting in equal one-third parts annually beginning on date of grant to CFO Consultants Inc., in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was a isolated private transaction by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; (3) the offeree is an entity owned by a former officer and director of Abakan and (4) the offeree is financially sophisticated.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

On January 1, 2015, Stephen Goss was appointed as the Chief Operating Officer of Abakan pursuant to the terms and conditions of an Employment Agreement dated December 20, 2014. He will continue to serve as the Chief Executive Officer of MesoCoat under the Employment Agreement. The terms of the employment agreement include a $20,000 per month salary of which a portion is deferred, and granted 1,000,000 stock options with an exercise price of $0.60 per share that will expire ten years from the option grant date that vest in equal parts on May 31, 2015 and May 31, 2016. The Employment Agreement will end on December 31, 2016 and which time it can be renewed for 2 one year periods.  In the event that this agreement is terminated early, the employee may be eligible for a severance payment. Mr. Goss continues to also serve as a director of Abakan and MesoCoat.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 43 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abakan Inc.

Date

/s/ Robert H. Miller

January 14, 2015

By: Robert H. Miller

Its: Chief Executive Officer, and Director

/s/ Costas Takkas

January 14, 2015

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

10.24*

Letter Agreement dated November 13, 2014, incorporated hereto by reference to the Form 8-

K filed with the Commission on November 25, 2014.

10.25

Employment Agreement dated December 20, 2014 between Abakan and Stephen Goss.

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

44