Form 10-Q
period 2015-02-28
ABAKAN, INC
filed 2015-05-04
CIK 1400000

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended February 28, 2015.

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

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the only class of voting stock), at May 4, 2015 was 79,501,088.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed Consolidated Balance Sheets for the period ended

4

February 28, 2015 (unaudited)  and May 31, 2014

Unaudited Condensed Consolidated Statements of Operations for the

5

Three and nine months ended February 28, 2015 and  2014

Unaudited Condensed Consolidate Statements of Comprehensive Income for the

three and nine months ended February 28, 2015 and 2014

Unaudited Condensed Consolidated Statements of Cash Flows for the

7

nine months ended February 28, 2015 and 2014

Condensed Notes to Consolidated Financial Statements (Unaudited)

8

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

21

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

38

Item 4.

Controls and Procedures

39

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

40

Item 1A.

Risk Factors

41

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

45

Item 3.

Defaults Upon Senior Securities

45

Item 4.

Mine Safety Disclosures

45

Item 5.

Other Information

46

Item 6.

Exhibits

46

Signatures

47

Index to Exhibits

48

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

ABAKAN INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

February 28,

May 31,

2015

2014

(unaudited)

ASSETS

Current assets

Cash and cash equivalents

$

271,377     $

31,111

Accounts receivable

139,797

119,122

Inventory

34,560

-

Prepaid expenses

57,723

185,770

Total current assets

503,457

336,003

Non-current assets

Deferred finance fees, net

11,638

14,070

Property, plant and equipment, net

5,271,465

5,539,549

Patents and licenses, net

6,114,378

6,106,686

Assignment agreement - MesoCoat

141,450

171,055

Investment - Powdermet (Note 3)

2,267,392

2,151,817

Goodwill

364,384

364,384

Total Assets

$

14,674,164     $

14,683,564

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

1,035,376     $

1,552,402

Accounts payable - related parties

231,383

675,041

Capital leases - current portion

31,825

31,465

Loans payable

5,148,515

4,820,816

Accrued interest - loans payable

642,519

306,160

Loan payable- related parties

359,468

224,799

Accrued interest – related parties

20,961

480

Deferred rental revenue

150,038

-

Accrued liabilities

929,625

652,212

Total current liabilities

8,549,710

8,263,375

Non-current liabilities

Loans payable (Note 4)

921,103

1,056,106

Capital leases - non-current portion (Note 4)

48,625

54,040

Total liabilities

9,519,438

9,373,521

Commitments and contingencies

Stockholders' equity

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

79,501,088 issued and outstanding – February 28, 2015,

68,374,815 issued and outstanding - May 31, 2014

7,952

6,840

Subscription receivable

-

(28,000)

Paid-in capital

29,096,649

24,530,074

Contributed capital

5,050

5,050

Accumulated deficit

(24,046,944)

(19,502,097)

Accumulated other comprehensive income

766

-

5,063,473

5,011,867

Non-controlling interest

91,253

298,176

Total stockholders' equity

5,154,726

5,310,043

Total liabilities and stockholders' equity

$

14,674,164     $

14,683,564

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended

For the nine months ended

February 28,

February 28,

Revenues

2015

2014

2015

2014

Commercial

$

55,090     $

69,120     $

210,329      $

206,507

Contract and grants

189,022

94,400

511,949

229,428

Rental Revenue and other income

51,169

-

51,169

10,094

295,281

163,520

773,447

446,029

Cost of revenues

211,282

77,824

423,390

264,996

Gross profit

83,999

85,696

350,057

181,033

Expenses

General and administrative

General and administrative

202,341

210,582

724,501

589,692

Professional fees

432,801

99,275

788,649

558,810

Professional fees - related parties

10,910

15,000

40,910

48,028

Consulting

208,438

280,008

611,472

799,475

Consulting - related parties

72,185

61,500

200,185

180,500

Payroll and benefits expense

195,456

230,890

473,841

1,070,926

Depreciation and amortization

237,976

191,859

641,637

583,924

Research and development

115,424

203,623

456,589

1,033,571

Stock expense on debt conversion

-

-

76,500

-

Stock options expense

262,341

352,816

786,717

972,481

Total expenses

1,737,872

1,645,553

4,801,001

5,837,407

Loss from operations

(1,653,873)

(1,559,857)

(4,450,944)

(5,656,374)

Other (expense) income

Interest expense:

Interest – loans

(138,709)

(79,359)

(400,063)

(178,639)

Interest - related parties

(15,504)

-

(21,980)

(1,113)

Amortization of discount on debt

-

-

-

(137,364)

Total interest expense

(154,213)

(79,359)

(422,043)

(317,116)

Interest income

2

7

6

14

Loss on debt settlement

-

(510)

(2,651)

(510)

Loss on sale of assets

(34,139)

-

(34,139)

-

Equity in Powdermet gain (loss)

110,561

(73,047)

115,575

(295,617)

Total other (expense) income

(77,789)

(152,909)

(343,252)

(613,229)

Net loss before non-controlling interest

(1,731,662)

(1,712,766)

(4,794,196)

(6,269,603)

Non-controlling interest in MesoCoat loss

84,030

341,231

249,349

1,335,624

Net loss attributable to Abakan Inc.

(1,647,632)

(1,371,535)

(4,544,847)

(4,933,979)

Provision for income taxes

-

-

-

-

Net loss

$      (1,647,632)     $     (1,371,535)

(4,544,847)

(4,933,979)

Net loss per share - basic

$

(.02)

(.02)

(.06)

(.08)

Net loss per share – diluted

$

(.02)     $

(.02)

(.06)

(.08)

Weighted average number of common

79,501,088

64,481,144

73,212,202

64,365,475

shares outstanding – basic

Weighted average number of common

79,501,088

64,481,144

73,212,202

64,365,475

shares outstanding – diluted

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three months ended

For the nine months ended

February 28,

February 28,

2015

2014

2015

2014

Net loss

$      (1,647,632)     $     (1,371,535)     $    (4,544,847)      $

(4,933,979)

Other comprehensive income (loss)

Change in foreign currency translation,

766

-

766

-

net of tax effects of $0, $0, $0 and $0

respectively

Total comprehensive loss

$      (1,646,866)     $     (1,371,535)     $    (4,545,613)      $

(4,933,979)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended

February 28,

2015

2014

NET CASH USED IN OPERATING ACTIVITIES

$

(3,196,522)     $

(1,656,379)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, equipment and website

(380,260)

(517,519)

Proceeds from sale of capital asset

18,000

-

Capitalized patents and licenses

(22,458)

(31,581)

NET CASH USED IN INVESTING ACTIVITIES

(384,718)

(549,100)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock

3,535,798

76,244

Proceeds from loans payable

978,184

1,970,000

Payments on loans payable

(652,688)

(29,435)

Proceeds from loans payable - related parties

1,501

-

Payments on loans payable – related parties

(65,000)

-

Repayments of capital leases

(5,055)

(4,717)

Stock issuable

28,000

20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES

3,820,740

2,032,092

EFFECT OF EXCHANGE RATE CHANGES ON CASH

766

-

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS

240,266

(173,387)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

31,111

233,040

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

271,377     $

59,653

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of

America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly,

they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)

considered necessary for a fair presentation of Abakan’s financial position as of February 28, 2015, and the results of its operations and cash flows for the nine months ended February 28, 2015, have been made.

Operating results for the nine months ended February 28, 2015, are not necessarily indicative of the results for the year.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2014, contained in  Abakan’s Form 10-K.

Consolidation Policy

The accompanying February 28, 2015, financial statements include Abakan’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Abakan’s ownership of its subsidiaries as of February 28, 2015, is as follows:

Name of Subsidiary

Percentage of Ownership

AMP SEZC (Cayman)

100.00%

AMP Distributors (Florida)

100.00%

MesoCoat, Inc.

88.08%

MesoCoat’s ownership of its subsidiaries as of February 28, 2015, is as follows:

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

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. Abakan provides an allowance for doubtful accounts based on management's periodic review of accounts, including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of February 28, 2015, management has determined that no allowance for doubtful accounts is required.

Revenue Recognition – Rental Revenue

Operating leases arise from leasing of the Company’s equipment to a customer in Canada.  The initial

lease term is 24 months.  The Company recognizes revenue ratably over the lease term.   Amounts

received in excess of the leasing revenue recognized are reported as a deferred rental revenue liability on

the balance sheet.   Depreciation expense for assets subject to operating leases is provided on a straight-

line method. Depreciation expense relating to equipment was $77,747 and none for the nine months ended February 28, 2015 and 2014, respectively.

Operating Leases - Lessor

The cost of equipment leased is included in property, plant and equipment on the balance sheet.

Depreciation expense for assets subject to operating leases is provided on the straight-line method.

Depreciation expense relating to the equipment was $77,747 and none for the nine months ended

February 28, 2015 and 2014, respectively.

Investment in operating leases is as follows at February 28, 2015 and May 31, 2014:

February 28, 2015

May 31, 2014

Equipment, at cost

1,681,200

-

Accumulated depreciation

(77,747)

-

Net book value

1,603,453

-

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly to a separate component of shareholders' equity. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, Abakan has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued (Note 11).

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Abakan will continue as a going concern.  Abakan had net losses for the period of June 27, 2006 (inception) to the period ended

February 28, 2015, of $24,046,944 and a working capital deficit of $8,046,253.  These conditions raise substantial doubt about Abakan’s ability to continue as a going concern. Abakan’s continuation as a going concern is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock,

debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   INVESTMENT IN NON-CONTROLLING INTEREST

Powdermet, Inc.

Abakan owns a 24.1% interest in Powdermet.  Powdermet owns 11.92% of MesoCoat as of February 28,

2015.  Abakan’s 24.1% ownership of Powdermet, results in indirect ownership of the shares of MesoCoat that Powdermet owns.  Abakan’s ownership in Powdermet decreased at the beginning of June 2014 from

24.99% to 24.1% as result of Powdermet’s management exercising certain stock options resulting in a higher number of shares outstanding. On May 31, 2014, Powdermet’s ownership of MesoCoat changed from 48.00% to 11.92% and therefore Powdermet has begun to account for its investment using the cost method.

On June 13, 2013, Powdermet formed a wholly owned subsidiary, Terves Inc. On June 10, 2014,

Powdermet distributed shares to Terves management which reduced ownership to 84.54%. Powdermet’s controlling interest in Terves requires that its operations be included in their consolidated financial statements.  The equity interest of Terves that is not owned by Powdermet is shown as non-controlling interest in their consolidated financial statements.

We have analyzed our investment in Powdermet accordance of “Investments – Equity Method and Joint

Ventures” (ASC 323), and concluded that the 24.1% minority interest gives us significant influence over

Powdermet’s business actions, board of directors, and its management, and therefore we account for our investment using the Equity Method. The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

Investment balance, May 31, 2014

$

2,151,817

Equity in gain for nine months ended February 28, 2015

115,575

Investment balance, February 28, 2015

$

2,267,392

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

3.   INVESTMENT IN NON-CONTROLLING INTEREST - CONTINUED

Below is a table with summary consolidated financial results of operations and financial position of

Powdermet.

Powdermet Inc. & Subsidiary

For the nine months

For the nine months

ended

ended

February 28, 2015

February 28, 2014

Equity Percentage

24.1%

41%

Condensed consolidated income statement

information:

Total revenues

$

2,842,112     $

1,593,405

Total cost of revenues

1,074,922

482,462

Gross margin

1,767,190

1,110,943

Total expenses

(995,989)

(1,401,889)

Other income/ (expense)

28,862

(853,525)

Non-controlling interest in Terves

(48,476)

-

Provision for income tax benefit

(272,022)

423,455

Net profit/ (loss) attributed to Powdermet Inc.

$

479,565     $

(721,016)

Abakan’s equity in net profit/(loss):

$

115,575     $

(295,617)

Condensed consolidated balance sheet

February 28, 2015

May 31, 2014

information:

Total current assets

$

2,310,907     $

624,299

Total non-current assets

3,178,227

2,884,479

Total assets

$

5,489,134     $

3,508,778

Total current liabilities

$

1,028,772     $

422,849

Total non-current liabilities

1,824,389

925,521

Total equity

2,635,973

2,156,408

Total liabilities and equity

$

5,489,134     $

3,504,778

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

4.  LOANS PAYABLE

As of February 28, 2015 and May 31, 2014, the loans payable balance comprised of:

Description

February 28, 2015

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

Uncollateralized demand note to an unrelated entity bearing 5% interest per annum

250,000

250,000

Uncollateralized demand note to an unrelated entity bearing 5% interest per annum

406,766

130,000

Secured convertible promissory note to an unrelated  entity bearing 5% imputed interest per

1,341,963

1,341,963

annum which matures on April 27, 2015

Collateralized term note to an unrelated  entity bearing 5.15% interest per annum which

111,401

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

954,743

1,000,000

per annum for years two – seven.

Uncollateralized demand note to a related entity bearing 6% interest per annum

60,000

-

Convertible demand note to an unrelated  entity bearing 7.5% imputed interest per annum

33,877

40,134

which matures on July 10, 2018.

Uncollateralized demand notes to an unrelated entity bearing 5% interest per annum

405,000

405,000

Capital leases payable to various vendors expiring in various years through September 2016;

80,450

85,505

collateralized by certain equipment with a cost of $205,157.

6,509,536

6,187,226

Less current liabilities

5,539,808

5,077,080

Total long term liabilities

$

969,728     $

1,110,146

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

4.  LOANS PAYABLE - CONTINUED

On August 28, 2014, Joe Eberhard filed a complaint in the United States District Southern District of

Florida alleging that Abakan defaulted on a convertible note and promissory note in the principal aggregate amount of $550,000. The complaint seeks $720,699 plus interest, penalties and legal fees.

Abakan believes that it has mitigating defenses to the lawsuit. Court proceedings are in the discovery stage and Abakan has been in settlement discussions with Sonoro through a mediator.

On October 2, 2014, Sonoro Invest, S.A. (“Sonoro”) initiated legal proceedings against Abakan alleging that Abakan defaulted on two convertible debt obligations and a promissory note due to Sonoro in the principal aggregate amount of $2,105,000. The complaint seeks $3,187,057 which amount includes interest, penalties and legal fees. The Court granted a Temporary Restraining Order in favor of Sonoro on

November 6, 2014 and on February 11, 2015, the Company and Sonoro’s attorneys agreed to terms of a

Preliminary Injunction enjoining Abakan from undertaking certain actions “outside of its normal business without Sonoro’s consent, which will not be unreasonably withheld” pending the outcome of the legal proceedings. The actions that Abakan is enjoined from undertaking, include paying dividends, acquiring its own shares, becoming liable for significant new debt outside its normal course business, disposing of significant amounts of its assets, lending amounts in excess of $100,000, and effecting any distribution of its capital stock outside of a previously approved equity placement. Court proceedings are in the discovery stage. Abakan believes that it has mitigating defenses to the lawsuit. A trial date has been set for October 5, 2015.

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

5.  STOCKHOLDERS' EQUITY

Common Stock Issuances

For the nine months ended February 28, 2015, Abakan issued the following shares in private placements and the conversion of debt to shares:

On July 31, 2014, we issued 43,800 shares of our common stock for services to be performed valued at

$31,098.  In connection with this placement we had no offering costs.

On October 7, 2014, we issued 557,000 shares of our common stock in a private placement valued at

$222,800.  Abakan also issued 512,500 shares of its common stock for a subscription payable valued at

$205,000. In connection with this placement we had no offering costs.

On October 7, 2014, we issued 1,792,973 restricted shares due to a downside protection provision and obtained the agreement of the placees to relinquish the right to additional warrants to purchase  832,487 restricted shares. Abakan offered downside stock price protection in two private placements that totaled

1,664,973 shares that closed in April 2014 and May 2014. The down-side protection offered additional shares if new private placements were offered within one year at a lower price. After receipt of these additional shares, the placees would hold the same quantity of shares as if they would have had participated in any subsequent lower priced private placement.  As of the date of the issuance of this report, all private placements with downside protection are past the one year anniversary except 60,000 shares.

On November 11, 2014, we issued 7,500,000 shares of our common stock in a private placement valued at $3,000,000. In connection with this placement we had no offering costs.

On November 26, 2014, we issued 270,000 shares of our common stock in a private placement valued at

$108,000.  In connection with this placement we had no offering costs.

On November 26, 2014, we satisfied a debt obligation of $140,000, for 350,000 shares of our restricted common stock. In connection with this placement we incurred stock expense on satisfaction of $59,500.

On November 26, 2014, we satisfied accounts payable obligations of $40,000, for 100,000 shares of our restricted common stock. In connection with this placement we incurred stock expense on conversion of

$17,000.

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

5.  STOCKHOLDERS' EQUITY - CONTINUED

Common Stock Warrants

A summary of the common stock warrants granted, forfeited or expired during the nine months ended

February 28, 2015 and the year ended May 31, 2014, is presented below:

Weighted

Weighted

Average

Average

Remaining

Number of

Exercise

Contractual

Warrants

Price

Terms (In Years)

Balance at June 1, 2013

2,842,992

$

1.80

1.00 years

Granted

877,634

1.41

Exercised

-

-

Forfeited or expired

(1,681,058)

1.89

Balance at May 31, 2014

2,039,568

$

1.89

1.15 years

Granted

-

-

Exercised

-

-

Forfeited or expired

(1,429,645)

1.72

Balance at February 28, 2015

609,923

$

2.27

0.13 years

Exercisable at February 28, 2015

609,923

$

2.27

0.13 years

Weighted average fair value of

warranted granted during the three

months ended February 28, 2015

$

NA

The following table summarizes information about the common stock warrants outstanding at February

28, 2015:

Warrants Exercisable

Weighted

Weighted

Weighted

Range of

Average

Average

Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Price

Outstanding

Contractual Life

Price

Exercisable

Price

$

1.50

250,000

.13 Years

$

1.50

$

250,000     $

1.50

$

2.70

224,261

.09 Years

$

2.70

$

224,261     $

2.70

$

3.00

135,662

.17 Years

$

3.00

$

135,662     $

3.00

609,923

.13 Years

$

2.27

$

609,923     $

2.27

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

6.  EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three and nine months ended February 28, 2015 and 2014 are calculated by dividing net income by weighted-average common shares outstanding during the period.

Diluted earnings per common share for the three and nine months ended February 28, 2015 and 2014 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

For the three months

For the three months

ended February 28, 2015      ended February 28, 2014

Net earnings (loss) from operations

(1,647,632)

(1,371,535)

Weighted-average common shares

79,501,088

64,481,144

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

79,501,088

64,481,144

Net earnings per share from operations:

Basic

$

(0.02)

$

(0.02)

Diluted

$

(0.02)

$

(0.02)

For the nine months

For the nine months

ended February 28, 2015      ended February 28, 2014

Net earnings (loss) from operations

(4,544,847)

(4,933,979)

Weighted-average common shares

73,212,202

64,365,475

Effect of dilutive securities:

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

73,212,202

64,365,475

Net earnings per share from operations:

Basic

$

(0.06)

$

(0.08)

Diluted

$

(0.06)

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

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

6.  EARNINGS-PER-SHARE CALCULATION – CONTINUED

These securities below were excluded from the calculations above because to include them would be anti-

dilutive:

For the three months

For the three months

ended February 28,

ended February 28,

2015

2014

Common Stock Equivalents:

Warrants

609,923

2,136,397

Options to purchase common stock

3,928,327

4,166,667

Total of Common Stock Equivalents:

4,538,250

6,303,064

For the nine months

For the nine months

ended February 28,

ended February 28,

2015

2014

Common Stock Equivalents:

Warrants

609,923

2,136,397

Options to purchase common stock

3,928,327

4,166,667

Total of Common Stock Equivalents:

4,538,250

6,303,064

7.  COMPREHENSIVE INCOME

Comprehensive income consist of two components, net income and OCI.  OCI refers to revenue,

expenses, and gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income.  Abakan’s OCI consists of foreign currency translation adjustments from its Canadian subsidiary not using the U.S. dollar as their functional currency.

The following table shows the changes in OCI by component for the three months ended February 28,

2015.  There was no OCI prior to November 30, 2014.

Cumulative

Foreign

Currency

Translation

Total

Balance at November 30, 2014

$

-     $

-

Other comprehensive income

766

766

Tax effect

-

-

Balance at February 28, 2015

766

766

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

8.   STOCK – BASED COMPENSATION

2009 Stock Option Plan – Abakan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009,

as amended on June 14, 2012, which provides for the granting and issuance of up to 10 million shares of our common stock. The total value of employee and non-employee stock options granted during the nine months ended February 28, 2015 and 2014, was $424,623 and $234,271, respectively.

We granted 100,000 stock options to a consultant on December 11, 2014, at an exercise price of $0.65 per share that expire in ten years from the grant date, and vest one third parts commencing on the date of the grant and each anniversary.

We granted 1,000,000 stock options to an employee on January 1, 2015, at an exercise price of $0.60 per share that expire in ten years from the grant date, and vest in equal one half parts on May 31, 2015 and

May 31, 2016.

A summary of the options granted to employees and non-employees under the plan and changes during the nine months ended February 28, 2015 year ending May 31, 2014 is presented below:

Weighted

Weighted

Average

Average

Remaining

Aggregate

Number of

Exercise

Contractual

Intrinsic

Options

Price

Terms(In Years)

Value

Balance at June 1, 2013

3,800,000

$

1.26

7.78 years

$

108,750

Granted

850,000

1.35

Exercised

-

-

Forfeited or expired

(1,230,006)

$

1.35

Balance at May 31, 2014

3,419,994

$

1.36

7.90 years

$

126,750

Granted

1,100,000

.61

Exercised

(50,000)

.65

Forfeited or expired

(541,667)

$

1.87

Balance at February 28, 2015

3,928,327

$

1.14

7.86 years

$

Exercisable at February 28,

2,178,335

$

1.33

6.62 years

$

82,000

2015

Weighted average fair value of

options granted during the nine

months ending February 28,

2015

$

.61

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

9.   RELATED PARTY

Employment agreement

On December 20, 2014, we entered into an employment agreement effective January 1, 2015, with a related individual to perform duties as the Chief Operating Officer of Abakan and to continue to serve as the Chief Executive Officer of Abakan’s subsidiary, MesoCoat. The individual also serves as a

director of Abakan and MesoCoat.   The employee retains previously granted stock options for his service as a director. The terms of the employment agreement include a $20,000 per month salary of which a portion is deferred, and a 1,000,000 stock options grant with an exercise price of $0.60 per share that will expire ten years from the option grant date that vest in equal parts on May 31, 2015 and

May 31, 2016. The employment agreement will end on December 31, 2016 and at which time it can be renewed for two one year periods.  In the event that this agreement is terminated early, the employee may be eligible for a severance payment.

10.   COMMITMENTS

Contribution Agreement

Abakan and MesoCoat entered into a Contribution Agreement with Northern Alberta Institute of

Technology to establish a prototype demonstration facility for developing, testing and commercializing wear-resistant clad pipe and components in Alberta, Canada.  Out of the total project cost of $4,110,000;

CDN $2,750,000 is being provided by Alberta’s Ministry of Innovation and Advanced Education and

Western Economic Diversification Canada, CDN$160,000 by Northern Alberta Institute of Technology,

and the rest has been committed by MesoCoat and Abakan. The agreement requires Abakan and

MesoCoat to contribute cash of CDN$870,000 to the operating expenses and payroll of the facility which will be invoiced quarterly with equal payments through January 2017. In addition, Abakan has committed to spend CDN$330,000, either by itself or with industry partners, for product testing,

qualification, and the hiring of a sales person in Canada during the two year term of this project.

Abakan’s commitments in the agreement are a necessary precursor to commencing sales of CermaClad

wear resistant clad plate and pipe in Canada.   MesoCoat has delivered equipment and will lease the

equipment over 24 months for a total rental value of CDN$500,000 of which CDN$250,000 has been received as of February 28, 2015 and reflected in both rental revenue and deferred revenue liability.  For the nine months ending February 28, 2015 and 2014, Abakan has recorded no operating expense reimbursement as the facility is not yet commissioned. The amounts are to be settled in Canadian dollars and will be converted from US dollars at the exchange rate in effect at the time of payment.

Operating Leases – Lessor

Future minimum rental payments as of February 28, 2105, to be received on non-cancelable operating lease in Alberta, Canada are contractually due in Canadian dollars and will be converted to US dollars at the exchange rate in effect at the time of payment  are as follows:

Year Ending

May 31,

2015

CDN$

83,333

2016

CDN$

166,667

CDN$

250,000

ABAKAN INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended February 28, 2015 and 2014

11.  SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. Abakan has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the following:

Sonoro Invest S.A.

On April 21, 2015, Abakan notified Sonoro Invest S.A. of its intent to borrow funds to satisfy that amount due to George Town Associates S.A. on April 27, 2015.  Sonoro responded that it believed that Abakan was prohibited from borrowing additional funds not for the purpose of repaying amounts due to Sonoro.

The position taken by Sonoro is based on a Preliminary Injunction pursuant to which the Court enjoined

Abakan from assuming new debt. Abakan is in the process of seeking a settlement with Sonoro that would include its consent to the assumption of debt to repay George Town.

George Town Associates S.A.

On April 22, 2015, Abakan received a Notice of Violation from George Town Associates S.A., in connection with its failure to file a periodic report on Form 10-Q in a timely manner as required by the

Exchange Act pursuant to the terms and conditions of a Secured Convertible Promissory Note dated April

28, 2014.  The Notice was followed by a Default Notice dated April 30, 2015, due to Abakan’s failure to cure the violation within the time frame prescribed in the Note. Abakan is in the process of securing financing to satisfy amounts due to George Town.

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

Discussion and Analysis of Financial Conditions and Results of Operations section for the year ended

May 31, 2014, contained in Abakan’s Form 10-K.  Our fiscal year end is May 31.

Abakan

Abakan designs, develops, manufactures, and markets advanced nano-composite materials, innovative fabricated metal products, highly engineered metal composites, and engineered reactive materials for applications in the oil and gas, petrochemical, mining, aerospace and defense, energy, infrastructure, and processing industries. Our technology portfolio includes high-speed, large-area metal cladding technology, long-life nano-composite anti-corrosion and wear coating materials, high-strength,

lightweight metal composites, and high-strength dissolvable materials. Operations are conducted through our subsidiary, MesoCoat, Inc. (“MesoCoat”) and an affiliated entity, Powdermet, Inc. (“Powdermet”),

and Powdermet’s subsidiary Terves Inc. (“Terves”).

Abakan owned a 88.08% controlling interest in MesoCoat and a 24.1% non-controlling interest in

Powdermet as of February 28, 2015. Powdermet owns a 11.92% interest in MesoCoat, and a 82% interest in Terves.  Abakan’s interest in Powdermet represents an additional 2.87% indirect interest in MesoCoat.

Abakan’s combined direct and indirect interest in MesoCoat is 90.95%.

MesoCoat

MesoCoat’s Business

MesoCoat is an Ohio based materials science company intent on becoming a technology leader in metal protection and repair based on its metal coating and metal cladding technologies. These technologies are designed to address specific industry needs related to conventional oil and gas, oil sands, mining,

aerospace, defense, infrastructure, and shipbuilding. MesoCoat was originally formed by Powdermet to focus on the further development and commercialization of Powdermet’s nano-composite coatings technologies. The coatings and cladding assets of Powdermet were subsequently conveyed to MesoCoat in July of 2008.

MesoCoathas since developed a proprietary metal cladding application process known as CermaClad and a family of advanced nano-composite thermal spray coating materials known as PComP. CermaClad and

PComP combine corrosion and wear resistant alloys, and nano-engineered cermet materials with proprietary high-speed coating or cladding application systems. Ten of MesoCoat’s products; 3 Corrosion

Resistant Alloy (CRA) materials (625,825, 316L), 3 Wear Resistant Alloy (WRA) material (Tungsten

Carbide (WC), Chrome Carbide (CRC), Structurally Amorphous Metal (SAM) Alloys) and 4 PComP

product families (PComP-W, PComP-T, PComP-S and PComP-M) have either undergone extensive testing, or are being tested by oil and gas majors, pipe manufacturers, oil field equipment manufacturing and service companies, original equipment manufacturers (OEMs) and other end users. CermaClad products intended to clad the inside of a full length pipe and plates for the oil and gas, steel, mining, and other industries, are in the development and qualification stage.

MesoCoat’s revenues are comprised of sales of PComP powder along with thermal spray application services, research and development grants and equipment rental income. Current grants from U.S.

government agencies are to develop new uses for PComP powders and CermaClad applications to develop solutions to critical problems, including certain projects for the Environmental Protection

Agency, the National Aeronautics and Space Agency, the Department of Energy and the National

Institute of Health. Rental income is generated from a 24 month equipment lease as part of a Contribution

Agreement with the Northern Alberta Institute of Technology to establish a prototype demonstration facility for developing, testing and commercializing wear-resistant clad pipe and components in Alberta,

Canada.

Although the oil and gas industry is important to Abakan it is not the only industry that could benefit from our low life-cycle cost products. The U.S. Department of Commerce counts 800 industry classifications that face problems with corrosion and wear, which is a growing issue faced by companies worldwide.

Abakan’s advanced metal coating solutions addresses the concerns of several other large industries including mining, aerospace and defense, chemical, petrochemical, infrastructure, nuclear, desalination,

and others. For example, the U.S. military alone spends over $40 billion annually to address wear and corrosion of its assets (Source: The U.S. Army’s SBIR Commercialization Brochure, 2010). According to

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

PComP.

PComP is a family of nano-composite cermet coating materials used to impart wear and corrosion resistance and to restore dimensions of worn metal components.  Named for its particulate composite powders, PComP, is the result of over a decade of nano-engineered materials development, and is now one of the few commercially viable industry replacement solutions for hard chrome plating and thermal spray carbide coatings. Note that PComP is a manufacturing methodology and not a product, which means that with the PComP manufacturing methodology we can combine a variety of materials that usually do not go-well together leading to the best-in-class corrosion- and wear-protection.

PComP competes against thermally sprayed carbide and other coatings such as chrome and nickel plating in the $32 billion dollar (source, BCC Inc.) inorganic metal finishing market.  Competing materials like hexavalent chrome, carbides and tungsten carbide-cobalt have become a major concern for industrial producers in the metal finishing industry since these materials are on the EPA’s hazardous materials watch list and are legally banned in many countries. While businesses grapple with the need to transition away from these harmful products, they continue to spend billions on these materials despite the harm done to the environment. The adoption of green products and processes such as PComP thermal spray coatings would place the business at a competitive advantage over destructive solutions while at the same time mitigating environmental liabilities. PComP thermal spray coatings comprise a performance leading solution platform which has shown order of significant improvements in head to head wear and corrosion performance tests while offering a significantly better value proposition over hard chrome alternatives.

Using the PComP platform, MesoCoat has developed and patented a family of corrosion resistant and wear resistant coating solutions that combine extreme corrosion and/or wear resistance, fracture

toughness (resiliency), and a low friction coefficient all in one product.   In conventional materials science

toughness normally decreases as hardness and wear resistance increases. However, by combining nano-

level structure control and advanced ductile phase toughening materials science, MesoCoat has developed a material structure that can be both very tough and very wear resistant (hard). Equally important, the hardness of a wear coating normally limits the ease with which it can be machined. The unique hierarchical structure of the PComP coating solutions results in a coating that can be machined through a finish grinder much faster than a product with a traditional carbide coating which needs to be diamond ground. The speed of coating application and final machining results in higher productivity and lower costs in metal finishing operations.

The revolutionary nano-structure of the PComP coatings produces a coating that is self-polishing when in use, resulting in friction properties approaching those of diamond-like carbon films and solid lubricants,

with the ability to be applied to large components at substantially lower cost than coatings such as diamond-like carbon.  This low friction property reduces wear, and improves energy efficiency and life in sliding components such as drilling rotors, plungers, mandrels, ball and gate valves, rotating and sliding seals, and metal processing equipment. When MesoCoat began operations in 2008, the primarily goal was to commercialize the silicon-nitride based PComP S thermal spray coating material in the aerospace industry as it provided performance similar to the conventionally used tungsten carbide coating (most viable alternative for toxic chrome plating which is regulated by the Department of Defense) at 1/3rd the density which could reduce the weight of coatings by approximately 200 lbs. on a single aircraft thereby saving over $1 million a year in fuel costs.

However, when MesoCoat forayed into the oil and gas industry, it learned more about that industry’s thermal spray coating needs which rely heavily on conventional tungsten carbide thermal spray powders.

Even though these powders provide coatings that are very hard (can withstand significant impact), the higher hardness leads to lower toughness (cannot withstand stress, flexing, or vibrations) that leads to spallation (flaking). Since most components used in the oil and gas industry such as rolls, mandrels, and drilling tools, vibrate and flex in high-pressure environments, conventional tungsten carbide based coatings tend to flake causing failure. In early 2010, MesoCoat began development work on a replacement by integrating its PComP manufacturing process to produce a tungsten carbide coating material that is both hard and tough. The result was the PComP W family of coating materials, which produce coatings that are both hard and tough to withstand both impact and stress. PComP W coatings can enable most oilfield and industrial components to operate 3-10X longer than conventional coatings potentially saving millions of dollars in early replacement, downtime, and maintenance costs ordinarily associated with flaking. A further result of this work was the development and commercialization of titanium nitride based PComP T coatings.

MesoCoat is the only company that has been able to develop titanium-nitride (PComP T) and silicon-

nitride (PComP S) based thermal spray coatings. Researchers and scientists have been trying to develop titanium-nitride and silicon-nitride based thermal spray coatings for several decades with no success.

Nonetheless, MesoCoat has not just been able to develop these thermal spray coatings but has also demonstrated the value proposition for these coatings. Both the PComP S and PComP T families of thermal spray powders have lower density and in testing have offered at least 10X higher resistance to sliding wear compared to the widely used tungsten carbide coatings.

In 2013, MesoCoat with support from funds provided by Department of Energy, set its sight on developing a non-stick corrosion-resistant coating for molten metal applications using the PComP manufacturing methodology, which led to the development and commercialization of moly-boride based

PComP M coating materials. PComP M is like an industrial Teflon non-stick coating which protects metal components from liquid metal corrosion; which means in any application where metal components are submersed or exposed to liquid metals PComP M coatings can protect the metal component. PComP

M has shown more than a 6X life extension compared to the current state of art moly-boride based powder in lab testing, and is currently being sold at a cost comparable to the current state-of-art moly-

boride based thermal spray powder. Rolls used in galvanizing, nozzles used in steel processing, dies and trays used in aluminum production, and several other applications where liquid metal is used would see a significant reduction in early-replacement, downtime, and the maintenance usually associated with the early failure of conventional used moly-boride based coatings.

The PComP family of nano-composite coatings currently consists of five products, not including variation in composition, all of which have shown in testing by third parties to provide better wear, corrosion and mechanical properties at a lower life cycle cost than these, and several other alternatives are as follows:

Wear and Corrosion Resistance and Dimensional Restoration

PComP W is MesoCoat’s “nano-engineered” tungsten carbide coating solution offers industry leading toughness and wear resistance for thermal spray coatings, making it better for critical high wear applications such as gate valves and downhole drilling tools. PComP W is a replacement for conventional tungsten carbide cobalt in the thermal spray industry and provides increased wear resistance, design allowable (stress levels), and reduced friction in abrasive wear applications, with higher toughness and impact resistance than ceramic alternatives.

PComP T is a titanium nitride based high corrosion/wear resistant, low friction thermal spray coating that competes with hard chrome and diamond like carbon PVD (physical vapor deposition) alternatives for hydraulic cylinders, piston rings, bearings, rotating shafts, and valve components where low stick-slip,

corrosion, and modest wear resistance are required. PComP T provides both wear and corrosion resistance

(unlike chrome), and significantly reduces environmental safety and health liabilities.  Furthermore, in many applications, thermal spray coatings such as PComP T provide life multiples over chrome (80X in sliding wear application in testing reported by Caterpillar).  Lower coefficient of friction protects seals from premature wear and reduces energy consumption in rotating components through lower friction losses, and the lower coating stresses and higher toughness enable thicker coatings to be applied than chrome or other alternatives, meaning component life can be extended through enabling additional repair cycles. Grinding and finishing of PComP T coatings can be done faster and cheaper with conventional grinding techniques compared to the expensive diamond finishing process used for competing carbide coatings.

PComP S is a silicon-nitride based hard chrome replacement solution for aerospace applications that exhibits high toughness, wear resistance and displays increased spallation resistance. PComP S also has the lowest density of any chrome alternative, enabling significant fuel savings to be realized in transportation markets.

Liquid Metal Corrosion

PComP M is a hierarchically structured molybdenum boride based thermal spray coating material designed for use in liquid metal corrosion application, especially the rolls used in galvanizing baths.

PComP M has demonstrated, in laboratory and initial field testing, vastly improved molten metal corrosion resistance, improved thermal shock resistance, combined with increased durability and reliability encountered in molten metal environments when compared to competitive coatings. MesoCoat believes that its PComP M will be able to provide significant cost savings to industrial customers and generate a new revenue stream within the $150+ million primary metals production equipment coatings market. We intend to focus PComP M initially on the zinc pot stabilizer roll and pot bearing roll refurbishment market.

Thermal Barrier Coatings

ZComP nano-composite thermal barrier coating, that in testing has shown 50% lower thermal conductivity, with improved toughness and cyclic thermal life compared to conventional thermal barrier coatings in the $500 million thermal barrier coatings market.  MesoCoat has received interest from multiple companies in multiple industries needing improved thermal barrier materials, but to date Abakan has not formed any partnership with such entities. Abakan initially wants to introduce ZComP materials into the turbine engine market, given the long qualification cycles associated with aerospace applications.

The Company is currently evaluating the next steps to accelerate qualification and commercialization of

ZComP.

Recent Developments

Hundreds of PComP W coated pumps have now been used in the field for over three years by one of the largest oil field service companies operating in the oil sands of western Canada. Use of the PComP W product has demonstrated a minimum 3X life extension over existing products. The same customer is now using PComP W coated mandrels, plungers and other oil field components in field tests which also have demonstrated a 3X life extension and are yet to fail. The field testing continues.

Metallurgic Solutions, SA de CV (“MetalSol”), Abakan’s partner in Mexico, after six months of side by side testing, has secured test orders for PComP coatings with a large prospective customer in Mexico. Our

PComP coated roller screens looked as good as new, showing almost no sign of abrasion or dimensional loss and did not need to be replaced. By comparison, the rolls protected with the steel company’s existing coatings were absolutely battered, showed a dimensional loss of 6mm to 15mm and required replacement.

We have also received additional trial orders for coating other rolls and cladding components used in steel and mining industries. Abakan expects to receive its first large commercial order from Mexico within the next few weeks.

UP Scientech Materials Corp. (“UP Scientech”), Abakan’s partner in Asia, has begun its own evaluation of PComP coatings and is in the process of introducing these products through its existing distribution channels to drive adoption in China, Taiwan, Australia and elsewhere.

Meanwhile, Abakan has begun the testing and marketing of its powder and coating services in Canada,

Mexico, India, and China and is communicating with several entities in Thailand, Russia, Korea, Nigeria..

The ramp up of PComP powder production in Abakan’s Ohio manufacturing facility is in line with the anticipated demand. MesoCoat scaled the production of PComP powders  up to 6 tons/year by the end of

2014 and as of April of 2015 has scaled up that production to18 tons/year. On reaching that milestone,

MesoCoat will have scaled up production by 600% over a 12 month period, while continuing to sell all the powders that it has produced to date.

The anticipated increase in PComP powder production by the end of April, 2015, caused MesoCoat’s technical and sales team to recently spend a week in Houston visiting the largest oilfield services companies and coating application shops. The goal of this visit was to reiterate the value that PComP coatings would add to their operations, let these entities know that with increased powder production capacity MesoCoat would be ready to take large orders, learn about their most important challenges, and get test/sales orders. The MesoCoat team was successful on all of these fronts. The visit led to one of the largest coating shops visited initiating the testing and qualification of PComP coatings for oilfield and industrial components, one of the largest oilfield completion companies giving MesoCoat a component for coating (being sold in the order of thousands of components per month), and assurances from other oilfield completion companies that would begin testing and qualification of PComP coatings within the next few weeks.

CermaClad

CermaClad is a multiple award winning technology used to produce coatings that protect metal, primarily carbon steel, from wear and corrosion, that offers the benefits of corrosion resistant alloys such as stainless steel, nickel, or titanium based alloys and wear resistant materials such as tungsten carbide and chrome carbide at a fraction of the cost by adding a permanent thin layer of the expensive corrosion- and wear-resistant layer on the surface of low-cost carbon steel.  The result is a hybrid product offering the wear and corrosion performance of costly alloys with the ease of fabrication and the lower cost of traditional steel material.

Cladding refers to the process where a high performance wear or corrosion resistant metal alloy or composite (the cladding material) is applied through the use of high pressure and/or high temperature processes onto another dissimilar metal (the base metal or substrate) to enhance its durability, strength or appearance. The majority of clad products produced today use carbon steel as the substrate and nickel alloys, stainless steel, or various hard materials such as chrome carbides as the clad layer to protect that underlying steel base metal from the environment it resides in.  MesoCoat is utilizing a unique, patented,

“High Density Infrared (HDIR)” or ‘Plasma Arc Lamp’ technology, exclusively licensed from Oak Ridge

National Laboratory (“ORNL”) to produce clad steel.  Testing by ORNL and Abakan has shown that the plasma arc lamp is capable of applying a very high quality cladding at 2 to 10 times higher productivity

(100’s of Kg’s versus 3-20Kg/hr) than traditional laser bead or weld cladding techniques, in current wide commercial use.  MesoCoat believes that this plasma arc lamp represents the first truly scalable, large area cladding technology.  Scalable, low capital cost cladding technology enables the production of large volumes of customized, premium, high margin clad steel products.

CermaClad clad steel is a metallurgically bonded, clad carbon steel materials solution that is optimized to manage the risks and consequences of wear and corrosion damage and the failure of large assets including oil and gas risers and flowlines, refinery/chemical processing towers and transfer lines, power plant heat exchanger tubes, and other steel infrastructure. In corrosive environments, including unprocessed crude oil that contains water, sulfides, and carbon dioxide, seawater, road salt, mining slurry transport lines,

chemical processing and transportation equipment, metals production, and other large industrial applications, asset owners and operators either need to continually maintain and replace major assets, or fabricate these assets using expensive, corrosion resistant alloy (CRA) materials, which substantially increase capital costs. Clad steel offers a competing, lower cost solution to these alloys, allowing the owner or operator to use clad carbon steel which typically costs about half of solid CRA.  Combining the reduced material cost with reduced fabrication, installation, and maintenance costs, cladding solutions such as CermaClad are estimated to save up to 85% over the cost of using solid alloys, while still providing essentially maintenance free corrosion lifetimes equal to the life of the asset. In the last 20 years, clad steel products have gained wide acceptance and continually increased its market share in oil and gas exploration and production, mining, petrochemical processing and refining, nuclear, and power generation industries.  The oil and gas industry is the largest consumer of clad steel products. In order to meet growing global energy demands, oil companies continue to extend their offshore drilling efforts into deeper waters farther from shore. The higher temperatures and corrosivity (carbon dioxide, sea water,

hydrogen disulfide content, etc.) of these new reserves are resulting in a significantly increased demand for corrosion resistant alloys.

Currently used cladding processes include weld overlay, roll-bonding, co-extrusion, explosion cladding,

and mechanical lining. While cladding carbon steel pipes is cheaper than using a solid stainless steel alloy, current production technologies still have significant limitations which CermaClad is believed to overcome.  Directly comparable metallurgically clad pipes are primarily manufactured with roll-bonded clad plate, that is bent and welded to form a pipe.  Though a higher productivity process, Roll-bonded plate-to-pipe involves a lot of welded area and the failure of that weld is the single most common reason for pipeline leaks. Furthermore, current bimetal rolling mills are limited to produce sheets that are around

40 feet in length by 5 feet in width (less than 20 inch diameter), limiting the size of pipe that can be fabricated.  Expanding a roll-bonded plate manufacturing facility to enable the production of larger diameter pipe needed for large gas projects would require very large investments, estimated to be in excess of $400 million compared to an 8-line CermaClad large diameter pipe production facility that we budget would cost $38 million.

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

NDT (non-destructive testing) inspections. Co-extrusion is another process that involves extruding a bimetal billet into a clad pipe. Co-extrusion has not been successful in producing long lengths of larger diameter pipes, and would require significant capital investment and further technology development to be commercially acceptable.  The other production process, weld overlay, does not have the productivity needed to meet clad pipe demand, and is primarily used for smaller diameter and complex shapes, such as manifolds and “Christmas trees” used in oil and gas, although weld overlay is a dominant technology for wear resistant overlays that cannot be produced by the other techniques. A significant demand for thicker-

walled clad pipes also exists driven by higher pressure oilfields in Gulf of Mexico, and for large-diameter clad pipes driven by large gas filed in Asia-Pacific. The current cladding technologies have several quality and supply concerns regarding thick-walled and large-diameter clad pipes, and CermaClad provides the ideal solution for these clad pipes.

CermaClad clad steel utilizes MesoCoat’s proprietary cladding process based on the use of a high-

intensity arc lamp to rapidly melt, fuse, and metallurgically bond (make inseparable) the protective,

proprietary cladding materials onto steel pipes and tubes (internal and external surfaces), plates and sheets. CermaClad has been used for melting, fusing, and metallurgical bonding nickel based alloys,

stainless steel, copper based alloys, niobium, tungsten and chrome carbides, structurally amorphous materials, and several other materials including titanium on metal substrates – so there is no limitation on the materials that we can clad using CermaClad. The CermaClad clad steel product portfolio combines this high-speed fusion cladding process with proprietary corrosion resistant alloy (“CRA”) and wear resistant alloy (“WR”) coating materials, which incorporate patented micro-structural and compositional modifications.  The CermaClad process melts and fuses material within seconds to produce the

CermaClad product that offers a seamless metallurgical bond, a smooth surface, low porosity, and minimal dilution of the overlay, along with good strength retention of the substrate. More importantly,

CermaClad clad pipe is expected to be easier to inspect and install (reel) irrespective of the size and thickness of the pipe compared to current alternatives.

Clad steel is a specialized, profitable segment of the steel industry where demand has outstripped supply and margins are high as a result.  Historically, the typical contract for clad pipe was for 3 to 5 kilometers of product with larger contracts for 20 to 30 kilometers of product. Typical requirements today, even for those projects that will be put on hold or reevaluated with the recent drop in energy prices, are for tens of kilometers with a number of long term projects needing hundreds of kilometers per project. As a result the clad pipe market has grown rapidly and the limitations of current solutions in terms of installation,

inspectability, quality, and availability are inhibiting growth. The expected commercialization of

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

▪     CermaClad application technology utilizes a 30cm wide, high density, infrared, plasma arc lamp compared to a 0.7cm wide laser beam or inert gas welding systems, resulting in application rates much faster than current weld overlay technologies.

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

▪     CermaClad is the only cladding technology that allows metallurgical cladding of layers as thin as

0.15mm that meets all the required metallurgical and mechanical specifications. Conversely,

CermaClad has also demonstrated cladding as thick as 15mm.

▪     CermaClad products exceed the requirements of the defining API 5LD and DNV OS F101 standard requirements for clad pipes used in oil and gas applications.

▪     CermaClad offers a smoother surface, minimal dilution, greater flexibility in materials, and the ability to do thinner, lower cost claddings than current production technologies.

The CermaClad clad steel product lines under development include:

CermaClad CRA (Corrosion Resistant Alloys): 1-3mm thick CRA clad steel in a single pass, that offers a lower cost alternative to solid nickel, stainless steel, and titanium alloys for oil and gas,

mining, desalination, pulp and paper, and chemical process.

▪     CermaClad WR (Wear Resistant): 1-15mm thick carbide, metal matrix composite, structurally amorphous metal, and nano-composite wear resistant clad steel that extends the life of steel structures such as hydro-transport slurry lines, pump components, valve components, spools, T’s,

and elbows for oil sands, heavy oil, mining and mineral processing.

▪     CermaClad LT (Low Thickness): Lower cost thin-clad (0.15-1mm) steel that exploits the unique high purity capabilities of the CermaClad application process to provide thin claddings that should provide 50-200 year corrosion free life for steel components exposed to atmospheric and seawater corrosion environments.

▪     CermaClad HT (High Temperature): Steel clad with nickel-chromium and metal-chromium-

aluminum alloys for high temperature applications such as heat exchanger tubing, boiler waterwalls, and other energy production components offering greater compositional control

(higher performance) and lower cost than solid alloys or traditional weld overlays.

Recent Developments

MesoCoat continues to receive significant interest from oil and gas majors, national oil companies,

engineering firms, and steel companies globally due to quality and delivery concerns associated with the current manufacturers of clad pipes. Meanwhile MesoCoat’s continues to progress towards the development and qualification of its CermaClad clad pipes. MesoCoat expects to ship clad pipe sections to prospective end users for testing by the end of FY2015, and expects to have full-length clad pipes ready for qualification by the end of FY2016.

Since announcing its partnership with UP Scientech, MesoCoat has accelerated development of its clad plate products. MesoCoat has been cladding small clad plates/samples since 2010 and is now  scaling-up to larger plates to eventually clad plates that are 3 meter X 2.5 meter (which is the largest clad plate being sold at high volume in the industry currently). Unlike cladding pipes using CermaClad high intensity arc lamp system which is a fairly complex process, cladding plates using CermaClad is relatively simple and

MesoCoat expects to have mid-sized clad plates ready for sale within the next 6-9 months. MesoCoat has also decided to take commercial orders for smaller clad plates and flat components and expects to receive a test order shortly.

MesoCoat’s partnership to establish a prototype demonstration facility for developing, testing and commercializing wear-resistant clad pipe and components in Alberta, Canada was delayed due to some facility inadequacies that have since been addressed. A CermaClad cladding system was shipped to the demonstration facility in December for installation. Ancillary components and equipment have now been ordered and are being installed. We expect that this facility will be commissioned by the end of May,

2015.

Current Grants

Abakan’s subsidiary MesoCoat has consistently received highly-competitive funding from several federal and state agencies, which has significantly assisted it in developing a robust product pipeline. MesoCoat’s

PComP family of nano-composite thermal spray coating materials was incubated and developed using federal funding. Below is a brief summary of recently completed and ongoing federally funded projects that also provide an overview of the product pipeline.

Joining Dissimilar Metals

MesoCoat and Oak Ridge National Laboratory (ORNL), have been awarded $1 million by the

Department of Energy (DOE) to develop a process to join dissimilar metal alloys. The $1 million award is shared equally by ORNL and MesoCoat. The primary objective of this project is to develop functional gradient transition joints between carbon steel and austenitic stainless steel for nuclear reactors. The research will directly address the needs described in development of advanced joining techniques for materials for nuclear fission reactor applications. This collaborative project capitalizes on recent advances made by each organization in the field of dissimilar metal joining and application of high-energy density plasma arc lamp processing. This project will use our CermaClad plasma arc lamp to build gradient transition joint for dissimilar metal welding.

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

CermaClad process is the ability to melt, fuse, and metallurgically bond dissimilar materials.

Improving the ability to join dissimilar materials with engineered properties is enabling new approaches to add limitless functionalities to metals, light-weighting automotive structures, improving methods for energy production, creating next generation medical products and consumer devices, and many other manufacturing and industrial uses. CermaClad technology is ideally-suited for additive manufacturing,

the newest trend in manufacturing to add layers of metals one upon the other for dimensional restoration and extending the useable life of metal assets. Not many are aware of the problems caused by metal components, equipment, and structures that do not last long enough. Apart from the massive costs involved with infant failure of metals which includes downtime, maintenance, and replacement costs; it is estimated that every tonne of metal production leads to 2.4 tonnes of CO2 emission. The impact of metals that could last three to six times longer would be significant development that could lead to a paradigm shift in metal asset protection and life extension.

Antimicrobial Coating for Healthcare

The National Institute of Health (NIH) provided $150,000 funding to MesoCoat to develop copper-based antimicrobial coatings primarily for contact surfaces like door knobs, handles, rails, carts, poles, sinks,

etc. In addition to hospital use, these coatings could also be applied to many other public areas such as airports, bus and railway stations, schools, restaurants and work places. Antimicrobial coatings could have a significant positive impact on public health by preventing the onset of infections and diseases.

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

Our initial test results have shown that after exposure to 1.25 x 108 colonies forming unit (CFU) of

Staphylococcus aureus bacteria, there was an 83% reduction in CFUs on the copper-based cladded surfaces compared to the stainless steel surface actually used in hospitals.

Based on the extremely promising test results from Phase I of the development program and the huge market need, Abakan expects to receive a Phase II funding of $1,000,000 from NIH to complete development and commercialize this application.

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

Zinc powder was sourced to confirm a suitable supply for the CermaClad process.  The powders were evaluated for relative ease in manufacturing of an alloy precursor, prior to coating fusion on steel surfaces.  Precursor composition and thickness were down-selected and lamp processing parameters determined to successfully melt and fuse a thin (0.1 mm) layer of zinc to plain carbon steel surfaces. The coating surface composition contained 2-3 wt% Fe; the corresponding microstructure was evaluated and found similar to commercial hot dip galvanized plates, having significant volume fraction -phase encased by solid solution zinc.  It was shown that fused zinc coatings behaved similarly to commercial galvanized steel coatings.  Finally, extensive testing was performed on both CermaClad zinc coatings and commercial galvanized coatings. The CermaClad zinc coatings exhibited similar or better corrosion properties than the commercially galvanized steel, surviving 500 hours of ASTM B117 Salt Fog testing.

Based on the extremely promising test results from the Phase I development program and the huge market need, Abakan expects to receive a Phase II funding of $300,000 from EPA to complete development and commercialize this application.

High-Temperature Coatings for Nuclear Reactors

National Aeronautics and Space Agency (NASA) provided $125,000 in funding to MesoCoat to develop a series of nano-/micro-composite coated nuclear reactor facing components using MesoCoat's

CermaClad process. MesoCoat's CermaClad process has been used to coat carbon-carbon substrates with

Tungsten (W), and Molybdenum (Mo). The different combinations of substrates and coatings produced a material structure that is capable of high heat transfer and is able to withstand the high-temperature and high-heat flux environments present in fission energy reactors, such as nuclear thermal rockets. The proposed concept is ideal for fission energy technology applications at high temperatures (less than

4400oF) where these nano-composite coatings that can withstand extreme heat and facilitate high heat transfer for an extended period of time.

Based on the extremely promising test results from the Phase I development program and huge market need, Abakan expects to receive a Phase II funding of $750,000 from NASA to complete development and commercialize this application.

Extreme Coatings for Gears, Bearings, and Shafts

NASA provided $125,000 in funding to MesoCoat to develop advanced coatings that self-lubricate to minimize friction and wear in extreme environments. MesoCoat’s R&D100 award-winning PComP™

nano-composite coatings have the same characteristics as diamond like carbon coating, but the additional advantages of low cost application, ability to shield the substrate, and the ability to incorporate solid lubricants into the nano-composite, and offer one of the few viable alternatives to diamond like carbon

(DLC) coatings with a (in at least one experts opinion) significantly higher probability of success in a gearbox application.

MesoCoat achieved the goal of this program by thermal spraying hierarchical nano-structured hard particle-based powders with specific chemistry. MesoCoat conducted preliminary testing to prove the high wear resistance and low friction of novel materials under specified conditions. Under this program,

MesoCoat successfully demonstrated that the nano-structured thermally sprayed coatings exhibits wear rates that are under the detection limit. MesoCoat successfully demonstrated that the proposed material is a viable candidate for gears, bearings or shafts.

Based on the extremely promising test results from the Phase I development program and the huge market need, Abakan expects to receive a Phase II funding of $750,000 from NASA to complete development and commercialize this application.

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

TIME TO

PRODUCT

COMMERCIAL STATUS

COMMERCIALIZE

(MONTHS)

PComP W

Growth and Expansion

Current

PComP T

Market Entry

Current

PComP M

Market Entry

Current

PComP S

Prototype Qualification

12 to 24

PComP Coating Services

Market Entry

Current

ZComP

Development

On Hold

CermaClad CRA

Development

12 for qualification 18

for full scale production

CermaClad WR

Development

6 for plate sales from

Ohio plant

CermaClad LT

Development Delayed

24

CermaClad HT

Incubation

36

Product Commercial Expansion Timeline

Abakan’s near term plan is to expand the presence of its products in North and South America and the

Asia-Pacific market. We expect to soon enter into negotiations to construct a production facility in

Taiwan in partnership with UP Scientech. Metalsol has been working to get financial support from local government and corporate entities to build a PComP coating services and clad pipe production facility in

Mexico.

Results of Operations

(000)

For the three months ended

For the nine months ended

February 28,

Change

February 28,

Change

Revenues

2015

2014

$

%

2015

2014

$

%

Commercial

$

55     $

69     $

(14)

(20)      $

210    $

207  $

3

2

Contract and grants

189

94

95

100

512

229

283

123

Rental & Other income

51

-

51

-

51

10

41

407

295

163

132

81

773

446

327

73

Gross profit

84

86

(2)

(2)

350

181

169

93

General and

1,476

1,293

183

4,014

4,865

(851)

administrative

14

(17)

Stock options expense

262

353

(90)

(26)

787

972

(185)

(19)

Operation Loss

(1,654)

(1,560)

(95)

6

(4,451)

(5,656)

1,205

(21)

Interest exp &

(154)

(79)

(75)

(422)

(317)

105

amortization of discount

on debt

94

33

Other income (expense)

76

(74)

150      (204)

79

(296)

375      (127)

Loss before non-

controlling interest

(1,732)

(1,713)

(20)

1

4,794

(6,269)

1,475

(24)

Non-Controlling interest

in MesoCoat loss

84

341

(257)

(75)

249

1,335

(1,086)

(81)

Loss before income taxes

(1,648)

(1,372)

(277)

20

(4,545)

(4,934)

389

8

Income taxes

-

-

-

Net Losses

(1,648)

(1,372)

(27)

20

(4,545)

(4,934)

389

8

Revenues

The $132,000 increase in revenue, or 81%, from $295,000 for the current three month period as compared to the prior comparative period revenue of $164,000, is the result of increased grant revenue primarily from three awards.  Abakan also began leasing a $1.6 million of lamp system in December 2014 to NAIT as part of the partnership to establish a prototype demonstration facility for developing, testing and

commercializing wear-resistant clad pipe and components in Alberta, Canada.   The total lease revenue

over a 24 month period will be $500,000 Canadian dollars or approximately $400,000 US dollars.

Abakan recorded $51,000 in revenue related to this lease for the current three month period.  Commercial revenue for the three month period was $55,000 and was a slight decrease from the prior comparative period that can be attributed to the production facility being shut down in December of 2014 for repairs and the installation of equipment.

The $327,000 increase in revenue, or 73% from $773,000 for the current nine month period over the prior comparative period revenue of $446,000, is the result of increased factory production, award of three grants and the revenue derived from leasing a lamp system to a demonstration facility in Alberta, Canada.

We expect grant revenue to remain consistent over the next twelve months, which will include the continued work on grants in place.  The current grants in place are a $1 million grant, to be shared equally with the Oak Ridge National Laboratory over thirty months, from the DOE, to develop a process to join dissimilar metal alloys and $150,000 SBIR (Small Business Innovation Research), award from the NIH,

to develop antimicrobial coatings based on its high-speed large-area metal cladding technology

CermaClad.  Work on the SBIR is anticipated to continue through the next two quarters.

We expect an increase in commercial revenue over the next twelve months as MesoCoat completes its

PComP expansion plan. MesoCoat expects to better penetrate the market for PComP through qualified

PComP application partners in Houston, Calgary, and Florida, while simultaneously working directly with OEMs, to build demand and market acceptance. MesoCoat is also relying on agents and partners including MetalSol/Mexico and UP Plate/Taiwan to augment direct marketing resources to pursue industry projects, get placed on approved vendors list, create demand and eventually preference, and

manage market acceptance risk.   While implementing the PComP expansion, we continue to focus on the development of both current and new products.

We also expect rental revenue and other income to increase over the next 12 months as we will continue to earn $62,500 rental revenue in Canadian dollars per quarter. This is $50,000 US dollars per quarter using a currency conversion of 80 percent.

Gross Profit

Gross profits in both periods can be wholly attributed to the operations of MesoCoat.  .  The gross profit margin percentage decreased from 53% for the three month period ending February 28, 2014 to 28% for the period ending February 28, 2015.  The decrease was the result of the temporarily shut down of commercial operations during December to complete repairs and equipment installation. The margins benefited from the recognition of rental revenue during the period.  The $169,000 increase in gross profit,

or 93% from $350,000 for current nine month period over the prior comparative period of $181,000, is attributable to the award of additional grants during the current and prior periods and the recognition of rental revenue.

We expect gross profit to increase over the next twelve months as MesoCoat expands sales of its PComP product line, increases grant revenue due to the awards received after the end of the quarter and realizes rental income each quarter.

Net Losses

Net losses increased by $276,097 or 20% to $1,647,632 in the current three month period from

$1,371,535 in the prior three month period while net losses decreased by $389,132 or 8% to $4,544,847 in the current nine month period from $4,933,979 in the prior nine month period.

We do not expect to realize net income in the near term due to anticipated operational expenses associated most significantly with facility expansion, research and development, consulting, payroll expenses and the depreciation and amortization of existing assets. The increase in expenses are expected to be the direct result of continued research and development costs associated with the CermaClad product line in addition to costs anticipated for the building of a manufacturing plant.

Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2015.

Expenses

The $183,000 increase in operating expense, or 14% from $1,476,000 for the current three month period as compared to the prior comparative period of $1,293,000, can be attributed to higher professional fees which were offset by lower research and development costs. The increase in professional fees for the quarter was attributable to higher legal and related fees as result of ongoing litigation and a Commission inquiry.  The research and development cost decreased due to the increase in the number of personnel and the time spent in meeting grant revenue requirements and therefore these personnel costs were classified as cost of sales.

The $851,000 decrease in operating expense, or 17% from $4,014,000 for the current nine month period as compared to the prior comparative period of $4,865,000 can be attributed to a realignment of our management team and labor force that included the decision not to fill non-critical positions eliminated in the realignment, and our renewed focus on operating efficiencies that caused us to further examine our research and development practices.

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

Interest Expense and Amortization of Discount on Debt

The $75,000 increase in interest expense, or 94% from $154,000 for the current three month period as compared to the prior comparative period of $79,000, can be attributed to the increase in our debt load and the accrual of higher interest expenses associated with certain debt defaults which are currently being contested through the judicial process. The $105,000 increase in interest expense, or 33% from $422,000 for current nine month period over the prior comparative period of $317,000, is similarly attributable to the increase in our debt load and the accrual of higher interest expenses on certain debt defaults. The increase was partially offset by the prior period discount on debt being fully amortized in the period.

Other Expense/Income

The $150,000 and $375,000 positive change in other expense / income in the three and nine month periods ending February 28, 2015, over the prior comparative periods, was mainly due to the change in

Abakan’s ownership of MesoCoat at fiscal year-end May 2014 and increased profitability at Powdermet.

During the prior three and nine month periods, Powdermet was required to recognize their proportionate share of MesoCoat’s loss in their profit and loss statement.  In the current year, due to the change in their ownership interest in MesoCoat, Powdermet  elected to record its investment in MesoCoat on a cost basis

which does not require recognition of the MesoCoat’s loss or profit in their books.   In addition,

Powdermet’s operating profit increased during the quarter due to an increase in sales.  Abakan continues to record their investment in Powdermet using the equity method.

We expect other expense to increase in future periods based on the recognition by higher interest due to existing debt and that debt anticipated in future periods to support future expansion.  We also anticipate other income to increase due to the recognition of investment income from investments.

Non-controlling interest in MesoCoat loss

The $257,000 and $1,086,000 decreases in non-controlling interest of MesoCoat loss in the three and nine month periods ending February 28, 2015, over the prior comparative periods, was due to the increase in

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

Capital Expenditures

Abakan has spent a significant investment amount for development activities for the period from June 27,

2006, (inception) to February 28, 2015, which amounted to $10,078,564, which sum does not include funds received from government grants and awards.  A large portion of these expenditures are related to plant, property and equipment in the construction of the manufacturing facility in Euclid, Ohio, and to its minority interest in Powdermet.

Liquidity and Capital Resources

Abakan has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

Abakan had stockholders’ equity of $5,154,726 and a working capital deficit of $8,046,253 at February

28, 2015.

Cash flows

Key elements to the Consolidation Statement of Cash Flows for the nine months ended February 28, 2015 and 2014:

2015

2014

Net Change in Cash and Cash Equivalents

Provided by (used in):

Operating activities

$

(3,196,522)     $

(1,656,379)

Investing activities

(384,718)

(549,100)

Financing activities

3,820,740

2,032,092

Effect of exchange rate on cash

766

-

Net Change in cash and cash equivalents

$

240,266     $

(173,387)

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

Our current assets are insufficient to meet our current obligations, including debt either in default or coming due in the near term, or to satisfy our cash needs over the next twelve months and as such Abakan will require additional debt or equity financing. Management to this end initiated a private equity placement prior to period end of its restricted common stock, at a price of $0.40 a share pursuant to which

Abakan has raised $3,535,800 as of the filing date of this report and settled debt, accounts payable and services in an amount of $180,000. Nonetheless, additional capital will be required to meet obligations and needs over the next twelve months. Except for the private equity placement noted, we had no other commitments or arrangements for financing at February 28, 2015, though we continue to pursue a number of prospective sources that include industry or strategic partners, sale of additional equity through our ongoing private placement, the procurement of long term debt, shareholder loans or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical record of net losses, working capital deficits and ongoing litigation. Therefore, despite our efforts we can provide no assurance that Abakan will be able to obtain the financing required to meet its stated objectives or even to continue as a going concern.

Most urgent of Abakan’s required financing obligations is the payment of $1,341,963 now past due as of

April 27, 2015, to a secured third party creditor of MesoCoat. Should Abakan fail to repay this debt substantially all of MesoCoat’s assets may become the property of the third party creditor on the occurrence of default and action by the creditor to seize those assets. A notice of default was received from the creditor dated April 30, 2015. Abakan is in the process of securing a financing to repay said creditor. However, neither a financing to satisfy MesoCoat’s loan obligations nor any changes to the existing terms of the loan documents have been agreed.

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

Off Balance Sheet Arrangements

As of February 28, 2015, Abakan had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Abakan’s auditors have expressed an opinion that refers to its ability to continue as going concern as a result of net losses since inception and a working capital deficit of $7,927,372 as of May 31, 2014. Our ability to continue as a going concern is dependent on realizing net income from operations, gains on investment, obtaining funding from outside sources or realizing some combination of these objectives.

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

15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 28, 2015. Disclosure

controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sonoro Invest S.A.

On October 2, 2014, Sonoro Invest, S.A. (“Sonoro”) initiated legal proceedings against Abakan alleging that it defaulted on two convertible debt obligations and a promissory note due to Sonoro in the principal aggregate amount of $2,105,000. The complaint seeks $3,187,057 which amount includes interest,

penalties and legal fees. The Court granted a Temporary Restraining Order in favor of Sonoro on

November 6, 2014 and on February 11, 2015, the Company and Sonoro’s attorneys agreed to terms of a

Preliminary Injunction enjoining Abakan from undertaking certain actions “outside of its normal business without Sonoro’s consent, which will not be unreasonably withheld” pending the outcome of the legal proceedings. The actions that Abakan is enjoined from undertaking include paying dividends, acquiring its own shares, becoming liable for significant new debt outside normal course business, disposing significant amounts of its assets, lending amounts in excess of $100,000, and effecting any distribution of its capital stock outside a previously approved equity placement. The parties are in the discovery stage.

Abakan believes that it has mitigating defenses to the lawsuit. A trial date is set for October 5, 2015.

On April 21, 2015, Abakan noticed Sonoro Invest S.A. of its intent to borrow funds to satisfy that amount due to George Town Associates S.A. on April 27, 2015.  Sonoro responded that it believed that Abakan was prohibited from accruing new debt not for the purpose of repaying amounts due to Sonoro. The position taken by Sonoro is based on a Preliminary Injunction pursuant to which the Court enjoined

Abakan from assuming new debt. Abakan is in the process of seeking a settlement with Sonoro that would include its consent to the assumption of debt to repay George Town.

Joe T. Eberhard

On August 28, 2014, Joe Eberhard filed a complaint in the United States District Southern District of

Florida alleging that Abakan defaulted on a convertible note and promissory note in the principal aggregate amount of $550,000. The complaint seeks $720,699 plus interest, penalties and legal fees.

Abakan believes that it has mitigating defenses to the lawsuit. Court proceedings are in the discovery stage and Abakan has been in settlement discussions with Sonoro through a mediator.

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

Securities and Exchange Commission

Abakan received notice of a non-public fact finding inquiry from the Securities and Exchange

Commission (“Commission”) on November 21, 2014, with a formal order to produce certain documentation. The Commission seeks to determine whether there have been any violations of federal securities laws. The inquiry does not mean that the Commission has concluded that Abakan or anyone associated with Abakan has violated federal securities laws or that the Commission has a negative opinion of any Abakan related person, entity or security. Abakan is cooperating with the Commission’s investigation.

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

Should MesoCoat be unable to repay amounts due to a secured third party creditor of approximately

$1,341,963 that was due on April 27, 2015, substantially all of MesoCoat’s assets may become the property of a third party creditor. Abakan is in the process of securing a financing sufficient to repay said creditor and believes that MesoCoat’s obligations will be satisfied or otherwise amended to avert seizure of its assets. However, neither a financing to satisfy MesoCoat’s loan obligations nor any changes to the existing terms of the loan documents have been agreed. Abakan received a notice of default on April 30,

2015.

Abakan has a history of significant operating losses and such losses may continue in the future.

Abakan incurred net losses of $24,046,944 for the period from June 27, 2006 (inception) to February 28,

2015. Since we have been without significant revenue since inception and have only recently transitioned to producing revenue that is insufficient to support operations, losses may likely continue for the foreseeable future.

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

Abakan’s near term future operation is dependent on its ability to commercialize proprietary technologies to produce sufficient revenue to sustain and expand operations. The success of these endeavors will require that sufficient funding be available to assist in the development of its business interests. However,

Abakan’s financial resources are limited, which limitation may slow the pace at which proprietary technologies can be commercialized. Should Abakan be unable to improve its financial condition through debt or equity offerings, the ability to successfully advance its business plan will be severely challenged.

We face significant commercialization risks related to technological businesses.

The industries in which MesoCoat and Powdermet operate and plan to operate are characterized by the continual search for higher performance at lower cost. Our growth and future financial performance will depend on the ability of MesoCoat and Powdermet to develop and market products that keep pace with technological developments and evolving industry requirements. Further, the research and development involved in commercializing products requires significant investment and innovation to keep pace with technological developments. Should we be unable to keep pace with outside technological developments,

respond adequately to technological developments or experience significant delays in product development, our products might become obsolete. Should these risks overcome our ability to keep pace there is a good likelihood that our ability to successfully advance our business will be severely limited.

The coatings industry is likely to undergo technological change so our products and processes could become obsolete at any time.

Evolving technology, updated industry standards, and frequent new product and process introductions are likely to characterize the coatings industry going forward so our products or processes could become obsolete at any time. Competitors could develop products or processes similar to or better than our own,

finish development of new technologies in advance of our research and development, or be more successful at marketing new products or processes, any of which factors may hurt us.

MesoCoat and Powdermet compete with larger and better financed corporations.

Competition within the industrial coatings industry and other high technology industries is intense. While each of MesoCoat and Powdermet’s products are distinguished by next-generation innovations that are more sophisticated and cost effective than many competitive products currently in the market place, a number of competitive entities may enter the market in the future. Some of MesoCoat’s and Powdermet’s existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do,

including well known multi-national corporations. Accordingly, MesoCoat’s and Powdermet’s products could become obsolete at any time. Competitors could develop products similar to or better than our own,

finish development of new technologies in advance of either MesoCoat’s or Powdermet’s research and development, or be more successful at marketing new products, any of which factors may hurt our prospects for success.

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

On  January  1,  2015,  Abakan  authorized  the  grant  of  1,000,000  stock  options  with  an  exercise  price  of

$0.60  per  share  that  expire  ten  years  from  the  date  of  grant  vesting  in  equal  one-half  parts  on  May  31,

2015 and May 31, 2016 to Stephen Goss, Chief Operating Officer of Abakan and Chief Executive Officer

of MesoCoat,  in  reliance  upon  the  exemption  from registration  provided  by Section  4(2)  of the  Securities

Act.

Abakan complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was a isolated private transaction by Abakan which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

(3) the offeree is an officer and director of Abakan and (4) the offeree is financially sophisticated.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

Notice of Default

On April 22, 2015, Abakan received a Notice of Violation from George Town Associates S.A., in connection with its failure to file a periodic report on Form 10-Q in a timely manner as required by the

Exchange Act pursuant to the terms and conditions of a Secured Convertible Promissory Note dated April

28, 2014.  The Notice was followed by a Default Notice dated April 30, 2015, due to Abakan’s failure to cure the violation within the time frame prescribed in the Note. The amount due to George Town is

$1,341,963.34 plus default interest. Abakan is in the process of securing financing to satisfy amounts due to George Town.

Appointment of Chief Operating Officer

On January 1, 2015, Stephen Goss was appointed as the Chief Operating Officer of Abakan pursuant to the terms and conditions of an Employment Agreement dated December 20, 2014. He will also continue to serve as the Chief Executive Officer of MesoCoat under the Employment Agreement. The terms of the employment agreement include a $20,000 per month salary of which a portion is deferred, and granted

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

48 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abakan Inc.

Date

/s/ Robert H. Miller

May 4, 2015

By: Robert H. Miller

Its: Chief Executive Officer, and Director

/s/ Costas Takkas

May 4, 2015

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

10.24*

UP Letter Agreement dated November 13, 2014, incorporated hereto by reference to the

Form 8-K filed with the Commission on November 25, 2014.

10.25*

Employment Agreement dated December 20, 2014, between Abakan and Stephen Goss incorporated hereto by reference to the Form 10-Q filed with the Commission on January 14,

2015..

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

49