Form 10-K
period 2015-05-31
ABAKAN, INC
filed 2015-09-15
CIK 1400000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal  year ended May 31, 2015.

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

12b-2 of the Exchange Act. Smaller reporting  company ☑

Indicate by check  mark whether the registrant is a shell  company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.0001  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates  (55,256,088  shares)  was  $11,051,218  based  on  the  average  of  the  bid  and  ask  price  ($0.20)  for  the  common  stock  on

September  11, 2015.

On September 14, 2015, the number  of  shares  outstanding  of the registrant’s  common stock, $0.0001  par value (the only  class  of voting stock),  was 79,501,088.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

30

Item 1B.

Unresolved Staff Comments

34

Item 2.

Properties

35

Item 3.

Legal Proceedings

35

Item 4.

Mine Safety Disclosure

37

PART II

Item 5.

Market  for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of      37

Equity Securities

Item 6.

Selected Financial Data

41

Item 7.

Management's Discussion and  Analysis of Financial Condition and Results of  Operations

42

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

51

Item 8.

Financial Statements and Supplementary Data

51

Item 9.

Changes in and Disagreements with Accountants on Accounting and  Financial Disclosure

52

Item 9A.

Controls and Procedures

52

Item 9B.

Other Information

53

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

54

Item 11.

Executive Compensation

61

Item 12.

Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder

66

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

67

Item 14.

Principal Accountant  Fees and Services

67

PART IV

Item 15.

Exhibits, Financial Statement  Schedules

68

Signatures

69

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

The Company

The Company designs, develops, manufactures, and markets advanced nano-composite materials, innovative fabricated metal products, highly engineered metal composites and engineered reactive materials for applications in the oil and gas, petrochemical, mining, aerospace and defense, energy, infrastructure, and processing industries.  Our technology portfolio includes high-speed, large-area metal cladding technology, long-life nano-composite anti-corrosion and wear coating materials, high-strength lightweight metal composites, and high-strength dissolvable materials.  Operations are conducted through our subsidiary, MesoCoat, Inc. ("MesoCoat").

The Company owned an 88.08% controlling interest in MesoCoat and a 24.1% non-controlling interest in Powdermet as of May 31, 2015. Powdermet owned an 11.92% interest in MesoCoat, and 84.5% interest in Terves Inc. (82.2% on a fully diluted basis).  The Company’s interest in Powdermet represented an additional 2.87% indirect interest in MesoCoat. The Company’s combined direct and indirect interest in MesoCoat was 90.95% as of May 31, 2015. On July 23, 2015, the Company increased its interest in MesoCoat to 100% of MesoCoat and decreased its interest in Powdermet to 4.53%.

On August 18, 2015, the United States District Court for the Southern District of New York granted summary judgment against the Company and MesoCoat in favor of George Town Associates S.A. in the amount of $1,770,932 in connection with a default on amounts owed pursuant to a secured promissory note. The Court further appointed a receiver over MesoCoat to administer the collection of the judgment. The effect of the Court’s decision is that currently substantially all of MesoCoat’s assets are now subject to determination by the Court appointed receiver. The Company does not have the funds to satisfy the default judgment and although efforts remain underway to secure financing sufficient to satisfy the obligation no financing for this purpose has yet been secured.

.

MesoCoat, Inc.

On December 11, 2009, the Company entered into an Investment Agreement with MesoCoat and

Powdermet, in order to initially acquire a fully diluted 34% interest in MesoCoat for $1,400,030, with the intention to increase its ownership of MesoCoat to 75%, before exchanging Company shares for

Powdermet’s Mesocoat shares to acquire 100% of MesoCoat.  Prior to the execution of the Investment

Agreement, MesoCoat was owned 100% by Powdermet.  Powdermet was in turn owned 52% by Andrew

Sherman, 41% by Kennametal,  Inc. (an unrelated company) and 7% by other unrelated parties.  On March

21, 2011, the Company purchased 596,813 shares of Powdermet from Kennametal,  Inc. equal to a 41%

interest in Powdermet.

On July 13, 2011, the Company completed purchased an additional 86,156 newly issued shares of

MesoCoat under the Investment  Agreement, equal to a fully diluted 18.5% equity interest in MesoCoat for $2,800,000, thereby increasing its direct ownership of MesoCoat to a fully diluted 52.5% interest.

On May 31, 2014, the Company, MesoCoat and Powdermet, entered into an Accord and Satisfaction of

Investment Agreement (“Investment Accord and Satisfaction”) that terminated any further obligation of the parties to the Investment Agreement and accelerated the plan to increase the Company’s direct ownership of MesoCoat. The Investment Accord and Satisfaction permitted the Company to convert its additional investment in MesoCoat of $6,169,236 into MesoCoat equity,  exchange a portion of its

Powdermet shares for a portion of Powdermet’s MesoCoat shares and 2,000,000 of the Company’s shares, reduce lease obligations, and modify an acquisition and license agreement to secure additional IP,

equipment, and manufacturing rights. The effect of the transaction was that the Company increased its ownership position in MesoCoat to 88.08% direct and 90.5% direct and indirect ownership in exchange the Company decreased its ownership position in Powdermet to 24.9% from 40.5%.

On July 23, 2015, the Company acquired from Powdermet: the remaining 11.9% of MesoCoat, land and equipment worth $550,000, the extinguishment of existing inter-company debt of $486,000, the return of

400,000 outstanding Company common shares to authorized capital, and $1,000,000 in cash to increase its ownership MesoCoat Inc. to 100%. in exchange for 240,000 shares of the Company's minority ownership in Powdermet Inc. (decreasing its issued and outstanding [not fully diluted] ownership percentage of Powdermet from 24.1% to 4.53% after returning shares to Powdermet for cancellation),

The decision to divest a significant portion of the Company’s ownership of Powdermet, was unanimously agreed upon by the respective boards of directors of the Company and Powdermet, and is the culmination of the staged acquisition of MesoCoat which was planned on the Company’s initial investment in 2009.

The price per share of the July 2015 equity conversion of the Company’s investment in MesoCoat is equal to the last price at which the Company converted invested capital to equity in May 2014. The

Company originally purchased Kennametal’s 41% interest in Powdermet specifically to acquire its minority interest in MesoCoat. The 41% interest was purchased from Kennametal Inc., in March, 2011 for $1,700,000, (including a $300,000 late payment fee), of which 37.4% has now been returned to

Powdermet in two separate transactions for an approximate value to the Company of $10,000,000, based on the same value per share calculated in the valuation of MesoCoat that was relied upon in the

Company's May 31, 2014 year-end audit, translating into an effective return on investment of around

500%.

MesoCoat’s Business

MesoCoat is an Ohio based materials science company intent on becoming a technology leader in metal protection and repair based on its metal composite coating and metal cladding technologies.  These technologies are designed to address specific industry needs related to conventional oil and gas, oil sands,

mining, aerospace, defense, infrastructure, and shipbuilding. MesoCoat was originally formed by

Powdermet to focus on the further development and commercialization of Powdermet’s nano-composite coatings technologies. The coating assets of Powdermet were licensed to MesoCoat in July of 2008, along with transfer of outstanding contracts and key personnel.

MesoCoat has exclusively licensed and further developed a proprietary metal cladding application process known as CermaClad, and a family of advanced nano-composite thermal spray coating materials known as PComP. CermaClad and PComP combine corrosion and wear resistant alloys, and nano-engineered cermet materials with proprietary high-speed coating or cladding application systems. Ten of MesoCoat’s products; 3 Corrosion Resistant Alloy (CRA) materials (625, 825 and 316L), 3 Wear Resistant Alloy

(WRA) materials (Tungsten Carbide (WC), Chrome Carbide (CRC)and Structurally Amorphous Metal

(SAM) Alloys) and 4 PComP product families (PComP-W, PComP-T, PComP-S and PComP-M) have either undergone extensive laboratory and independent testing, are in the development and qualification stage, or are being used in the field or being tested by oil and gas majors, pipe manufacturers, oil field equipment manufacturing and service companies, original equipment manufacturers (OEMs) and other end users.

MesoCoat’s revenues are comprised of sales of PComP powder along with thermal spray application services, research and development grants and equipment sale and lease income. Current grants from U.S.

government agencies are to develop new uses for CermaClad to solve critical problems, including certain projects for the Department of Energy and the National Institute of Health. Lease income is generated from a 24 month CermaClad equipment lease as part of a Contribution Agreement with the Northern

Alberta Institute of Technology to establish a prototype demonstration facility for developing, testing and commercializing wear-resistant clad pipe and components in Alberta, Canada.  One CermaClad unit was also sold to a local university to help establish a nationwide corrosion and coating center of excellence,

and support Mesocoat’s R&D and company workforce development needs via access to graduate and undergraduate students and staff at the University of Akron.

Although the oil and gas industry is important to the Company, it is not the only industry that could benefit from our low life-cycle cost products. The U.S. Department of Commerce counts 800 industry classifications that face problems with corrosion and wear, which is a growing issue faced by companies worldwide. The Company’s advanced metal coating solutions addresses the concerns of several other large industries including steel, mining, aerospace and defense, chemical, petrochemical, infrastructure,

nuclear, desalination, and others. For example, the U.S. military alone spends over $40 billion annually to address wear and corrosion of its assets (Source: The U.S. Army’s SBIR Commercialization Brochure,

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

The  Company  is  also  developing  solutions  for  the  nuclear,  healthcare,  medical,  and  other  industries,

primary funded by government agencies.

PComP

PComP is an award-winning family of nano-composite cermet coating materials used to impart wear and corrosion resistance and to restore dimensions of worn metal components.  Named after Particulate

Composite Powders, PComP is the result of over a decade of nano-engineered materials development, and is now one of the few commercially viable industry replacement solutions for hard chrome plating and thermal spray carbide coatings. Note that PComP is a manufacturing and materials science platform, and not a product, which means that with the PComP manufacturing methodology we can combine a variety of materials with precision control at the nano-level, creating best-in-class corrosion- and wear-protection.

PComP technology has been awarded the globally recognized R&D100 award, along with multiple additional awards.

PComP competes against thermally sprayed carbide and other coatings such as chrome and nickel plating in the $32 billion dollar (source, BCC Inc.) inorganic metal finishing market.  Competing materials like hexavalent chrome, carbides and  tungsten carbide-cobalt have become a major concern for industrial producers in the metal finishing industry since these materials are on the EPA’s hazardous materials watch list and are legally banned in many countries. While businesses grapple with the need  to transition away from these harmful products, they continue to spend billions on these materials despite the harm done to the environment. The adoption of green products and processes such as PComP thermal spray coatings would place the business at a competitive advantage over destructive solutions while at the same time mitigating environmental liabilities. PComP thermal spray coatings comprise a performance leading solution platform which has shown order of significant improvements in head to head wear and corrosion performance tests,  while offering a significantly better value proposition over hard chrome alternatives.

Using the proprietary PComP technology platform, MesoCoat has developed and patented a family of corrosion resistant and wear resistant coating solutions that combine extreme corrosion and/or wear

resistance, fracture toughness (resiliency), and a low friction coefficient.   In conventional materials

science toughness normally decreases as hardness and wear resistance increases. However,  by combining nano-level structure control with advanced ductile phase toughening materials science, MesoCoat has developed a material structure that can be both very tough and very wear resistant (hard). Equally important, the hardness of a wear coating normally limits the ease with which it can be machined, and limit the efficiency and rate at which it can be applied as a coating. The unique hierarchical structure of the PComP coating solutions results in a coating that can be machined through a finish grinder much faster than a product with a traditional carbide coating, and which can be applied at much higher rates and efficiencies.  The speed and efficiency of the coating application, and faster final machining results in higher productivity and lower costs in metal finishing operations, enabling these higher performance coatings to be applied with lower capital cost,  space, and applications costs than competing overlay products, and without the regulatory and worker exposure liabilities of competing operations.

The revolutionary nano-structure of the PComP coatings produces a coating that offers significant benefits being exploited by our value chain partners.  PComP is self-polishing when in use, resulting in extremely low fluid leakage, and friction properties approaching those of diamond-like carbon (DLC)

films and solid lubricants.  Unlike DLC and other vapor deposited films, PComP has the ability to be applied to large components without expensive vacuum equipment, at substantially lower capital and application cost than coatings such as diamond-like carbon.  The low friction properties reduces wear, and improves energy efficiency and life in sliding components such as drilling rotors, plungers, mandrels, ball and gate valves, rotating and sliding seals, and  metal processing equipment.

When MesoCoat began operations in 2008, the primarily focus was to commercialize a customized,

silicon nitride (PComP-S) thermal spray coating material in the aerospace industry as it provided improved performance compared ,to the conventionally used tungsten carbide coating (most viable alternative for toxic chrome plating which is regulated by the Department of Defense) at 1/3rd the density which could reduce the weight of coatings by up to 200 lbs. on a single aircraft thereby saving over $1 million a year in fuel costs.  The transition plan was through the Department of Defense on legacy

aircraft, based on life extension and reduced operating costs.   In 2009, due to sequestration,  rescission of

the executive order directing the elimination of all DOD chrome use, and changes in the Air Force facility engineering support value chain, this legacy aircraft insertion effort was defunded and delayed indefinitely after the initial component scale validation efforts.

However, when MesoCoat forayed into the oil and gas industry, it learned more about that industry’s thermal spray coating needs which relies heavily on conventional tungsten carbide thermal spray powders. Even though these powders provide coatings that are very hard (can withstand significant impact), the higher hardness leads to lower toughness (cannot withstand stress, flexing, or vibrations) that leads to spallation (flaking). Since most components used in the oil and gas industry such as rolls,

mandrels, and drilling tools, vibrate and flex in high-pressure environments, conventional tungsten carbide based coatings tend to flake causing failure.  In early 2010, MesoCoat began development work on a replacement by integrating its PComP manufacturing process to produce a tungsten carbide coating material that is both hard and tough. The result was the PComP-W family of coating materials, which produce coatings that are both hard and tough,  enabling them to withstand both impact and stress.

PComP-W coatings can enable most oilfield and industrial components to operate 3-10X longer than conventional coatings potentially saving millions of dollars in early replacement, downtime, and

maintenance costs ordinarily associated with flaking of the coatings.   PComP-W coatings are now field-

proven in multiple applications, and are gaining traction in life-limiting components in a number of applications.

A further result of this work was the development and commercialization of titanium nitride based

PComP-T coatings. MesoCoat is the only company that has been able to develop titanium-nitride

(PComP-T) and silicon-nitride (PComP-S) based thermal spray coatings. Researchers and scientists have been trying to develop titanium-nitride and silicon-nitride based thermal spray coatings for several decades with no success. Nonetheless, MesoCoat has not just been able to develop these thermal spray coatings, but has also demonstrated the value proposition for these coatings. Both the PComP-S and

PComP-T families of thermal spray powders have lower density and in testing have offered at least 10X higher resistance to sliding wear compared to the widely used tungsten carbide coatings.

In 2010, MesoCoat with support from funds provided by Department of Energy, set its sight on developing a non-stick corrosion-resistant coating for molten metal applications using the PComP manufacturing methodology, which led to the development and commercialization of patent pending,

proprietary moly-boride based PComP-M coating materials. PComP-M is like an industrial Teflon non-

stick coating which protects metal components from liquid metal corrosion; which means in any application where metal components are submersed or exposed to liquid metals PComP-M coatings can protect the metal component. PComP-M has shown more than a 3X life extension compared  to the current state of art moly-boride based powder in lab testing, and is currently being sold at a cost comparable to the current state-of-art moly- boride based thermal spray powder. Rolls used in galvanizing,  nozzles used in steel processing, dies and trays used in aluminum production, and several other applications where liquid metal is used would see a significant reduction in early-replacement, downtime, and the maintenance usually associated with the early failure of conventional used moly-boride based coatings.

Unique to PComP-M, is the ability of these hard coated components to be repeatedly immersed into molten metals, a process which causes catastrophic spallation (coating removal) of competing coatings.

The PComP family of nano-composite coatings currently consists of five product families, all of which have shown in testing by third parties to provide better wear, corrosion and mechanical properties at a lower life cycle cost than previous state of the art. These product families are described above, and summarized as follows:

Wear and Corrosion Resistance and Dimensional Restoration

PComP-W is MesoCoat’s “nano-engineered” tungsten carbide based coating solution offers industry leading toughness and wear resistance for thermal spray coatings, making it better for critical high wear applications such as gate valves and downhole drilling tools. PComP W is a replacement for conventional tungsten carbide cobalt in the thermal spray industry and provides increased wear resistance,  design allowable stress levels, and reduced friction in abrasive wear applications, with higher toughness and impact resistance than ceramic alternatives.

PComP-T is a titanium nitride based high corrosion/wear resistant, low friction thermal spray coating that competes with hard chrome and diamond like carbon PVD (physical vapor deposition) alternatives for hydraulic cylinders, piston rings, bearings, rotating shafts, and valve components where low stick-slip,

corrosion, and modest wear resistance are required. PComP-T provides both wear and corrosion resistance (unlike chrome), and significantly reduces environmental safety and health liabilities.

Furthermore, in many applications, thermal spray coatings such as PComP-T provide life multiples over chrome (80X in sliding wear application in testing reported by Caterpillar).  Lower coefficient of friction protects seals from premature wear and reduces energy consumption in rotating components through lower friction losses, and the lower coating stresses and higher toughness enable thicker coatings to be applied than chrome or other alternatives, meaning component life can be extended through enabling additional repair cycles. Grinding and finishing of PComP-T coatings can be done faster and cheaper with conventional grinding techniques compared to the expensive diamond finishing process used for competing carbide coatings.

PComP-S is a silicon nitride based hard chrome replacement solution for aerospace applications that exhibits high toughness,  wear resistance and displays increased spallation resistance. PComP-S also has the lowest density of any chrome alternative,  enabling significant fuel savings to be realized in transportation markets.

Liquid Metal Corrosion

PComP-M is a hierarchically structured molybdenum boride based thermal spray coating material designed for use in liquid metal corrosion application, especially the rolls used in galvanizing baths.

PComP-M has demonstrated, in laboratory and initial field testing, vastly improved molten metal corrosion resistance, improved thermal shock resistance, combined with increased durability and reliability encountered in molten metal environments when compared to competitive coatings. MesoCoat believes that its PComP-M will be able to provide significant cost savings to industrial customers and generate a new revenue stream within the $150+ million primary metals production equipment coatings market.  We expect that the bulk of initial sales will be for sink rolls and other components used in the galvanizing bath, and for molds, dies and other components used in aluminum and steel production.

Thermal Barrier Coatings

ZComP nano-composite thermal barrier coating, that in testing has shown 50% lower thermal conductivity, has an improved toughness, improved thermal resistance, and improved cyclic thermal life compared to conventional thermal barrier coatings in the $500 million thermal barrier coatings market.

These coatings were lab-qualified at NASA under an Air Force subcontract  to general dynamics information technologies (GDIT) for insertion into Air Force turbine repair and F100 engine life extension programs, but due to sequestration and changes in the depo support contracts, depo-level insertion efforts were not completed.  MesoCoat has received ongoing interest from multiple companies in multiple industries needing improved thermal barrier materials, but to date the Company has not formed any partnership with such entities. The Company initially wanted to introduce ZComP materials into the turbine engine market, but given the long qualification cycles associated and limited supplier power in aerospace applications, has reduced priority for this market sector. The Company is currently evaluating the next steps to accelerate qualification and commercialization of ZComP, including external financing via partnerships and licensing routes.

Recent Developments - PComP

Hundreds of PComP-W coated pumps have now been used in the field for over three years by one of the largest oil field and industrial equipment manufacturer operating in western Canada. Use of the PComP

W product has demonstrated a minimum 3X life extension over existing products. The same customer is now using PComP-W coated mandrels, plungers and other oil field components in field tests which also have demonstrated a 3X life extension and are yet to fail. Field testing and efforts to secure a long term sales contract continues. Meanwhile, the Company has begun the testing and marketing of its powder and coating services in Canada, Mexico, India, and China and is communicating with several entities in South

Korea, Japan, Thailand, Russia, and Nigeria.

The Company’s Mexican subsidiary MesoCoat De Mexico secured its first commercial PComP order in

June of 2015 for the coating of certain large roller screens from one of the largest steel manufacturing and iron ore processing companies in Mexico. The initial order has been followed up with repeat orders and the company expects an annual contract to coat all of the rolls used at this facility as we earn their confidence with outstanding material results in critical areas. MesoCoat De Mexico has also received orders for coating lances which are used heavily in iron ore production and anticipates trial orders for coating tuyeres, pumps, clad plates, turbines and other components.  In August, MesoCoat De Mexico secured a new order from one of the largest steel producers in Mexico for coating sink rolls.  Sink rolls are used in the process of galvanizing steel sheets for major appliances or white goods, infrastructure, and automotive applications. MesoCoat De Mexico will be spraying the face of the sink rolls with PComP-M liquid-metal corrosion-resistant coating, and the caps that protect each end of the roller shafts with

PComP-W tungsten carbide coatings, to increase the useful life of the rolls by an expected 2-4 times.

UP Scientech Materials Corp. (“UP Scientech”), the Company’s partner in Asia, has completed evaluation of PComP coatings and is in the process of introducing these products through its existing distribution channels to drive adoption in China, Taiwan,  Australia and elsewhere.

The Company is currently working with two large coating shops in India to drive the adoption of PComP coatings for the oilfield and industrial applications. Both of these coating shops have completed independent evaluation of PComP coatings, and are about to commence field testing of PComP coatings with their customers.

The Company exhibited its PComP thermal spray coating powders at the ITSC and OTC events held in

May, 2015, to educate thermal spray coating services providers, and oilfield, mining, and industrial companies, as to the attractive value proposition offered by PComP thermal spray powders. The response was very encouraging with test orders secured from industry majors in North America, Asia and Europe for moly-boride based PComP-M and tungsten-carbide based PComP-W thermal spray powders. Several of the companies that placed commercial and test orders consume tens of thousands of pounds of thermal spray powders annually.

The ramp up of PComP powder production in the Company’s Ohio manufacturing facility is in line with the anticipated demand. MesoCoat scaled the production of PComP powders from 3 tons/year to 6 tons/year by the end of 2014 and as of April of 2015 has scaled up that production to 30 tons/year. On reaching this milestone, MesoCoat has scaled  up production by 100% over a 12 month period, while continuing to sell most of the powders that it has produced to date.

CermaClad

One of the limitations of the PComP product line was the limitation on application rate- 5-10 lbs/hr per application system.  To overcome this limitation, Mesocoat identified and acquired “High Density

Infrared, or HDIR” technology from technology partner Batelle/Oak Ridge National Lab.  This application technology enables the application of up to 100’s lbs/hr, adding high scalability to the

engineered coatings market.   Further development of this application technology has led to the

CermaClad coating materials product portfolio.

Cermaclad is a multiple award winning product platform that changes the cost structure on high alloy wear and corrosion resistant materials.  The CermaClad platform enables the benefits of corrosion resistant alloys such as stainless steel, nickel,  or titanium based alloys and wear resistant materials such as tungsten carbide and chrome carbide to be achieved at a fraction of the cost of solid alloy.  CermaClad does this by adding a permanent thin layer of the costly corrosion- or wear-resistant layer on the surface of low-cost carbon steel.  The result is a hybrid product offering the wear and corrosion performance of costly alloys with the ease of fabrication and the lower cost of traditional steel material.  For example,

nickel alloy pipe costs 20-40X base low alloy steel.  Using the CermaClad process, this can be reduced up to 10X, to 4-10X base alloy steel, (or less if thinner coatings can be qualified).  This can enable projects to be undertaken that are currently cost-prohibitive, or save large capital projects 20-40% of their alloy costs.  CermaClad coatings compete with solid alloy, and weld-overlay and explosion- and roll-clad plate

in the specialty stainless steel and high alloy market.   Applications include oil and gas pipelines,

chemical process plant equipment, shipbuilding, energy production, and water treatment including desalination.  Emerging applications in infrastructure and medical equipment have also been verified as potential large markets.

MesoCoat is utilizing a unique, patented, “High Density Infrared (HDIR)” or ‘Plasma Arc Lamp’

technology, exclusively licensed from Oak Ridge National Laboratory (“ORNL”) to produce clad steel.

Testing by ORNL and the Company has shown that the plasma arc lamp is capable of applying a very high quality cladding at 5 to 40 times higher productivity (100’s of Kg’s versus 3-20Kg/hr.) than traditional laser bead or weld cladding techniques which are widely used commercially.  MesoCoat believes that this plasma arc lamp represents the first truly scalable, large area cladding technology.

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

CermaClad clad steel is a metallurgically bonded, clad carbon steel materials solution that is optimized to manage the risks and consequences of wear and corrosion damage and the failure of large assets including oil and gas risers and flowlines, refinery/chemical processing towers and transfer lines, power plant heat exchanger tubes, and other steel infrastructure. In corrosive environments, including unprocessed crude oil that contains water, sulfides, and carbon dioxide, seawater, road salt, mining slurry transport lines,

chemical processing and transportation equipment, metals production, and other large industrial applications, asset owners and operators either need to continually maintain and replace major assets, or fabricate these assets using expensive, corrosion resistant alloy (CRA) materials, which substantially increase capital costs. Clad steel offers a competing, lower cost solution to these alloys, allowing the owner or operator to use clad carbon steel which typically costs about half of solid CRA.  Combining the reduced material cost with reduced fabrication, installation, and maintenance costs, cladding solutions such as CermaClad are estimated to save up to 85% over the cost of using solid stainless or other CRA alloys,  while still providing essentially maintenance free corrosion lifetimes equal to the life of the asset.

In the last 20 years, clad steel products have gained wide acceptance and continually increased its market share in oil and gas exploration and production, mining, petrochemical processing and refining, nuclear,

and power generation industries.  The oil and  gas industry is one of the largest consumers of clad steel products. In order to meet growing global energy demands, oil companies continue to extend their offshore drilling efforts into deeper waters farther from shore. The higher temperatures and corrosivity

(carbon dioxide, sea water, hydrogen disulfide content, etc.) of these new reserves are resulting in a significantly increased demand for corrosion resistant alloys.

Currently used cladding processes include weld overlay, roll-bonding, co-extrusion, explosion cladding,

and mechanical lining. While cladding carbon steel pipes is cheaper than using a solid stainless steel alloy, current production technologies still have significant limitations which CermaClad is believed to overcome.  Directly comparable metallurgically clad pipes are primarily manufactured with roll-bonded clad plate that is bent and welded to form a pipe.  Though a higher productivity process, Roll-bonded plate-to-pipe involves a lot of welded area and  the failure of that weld is the single most common reason for pipeline leaks. Furthermore, current bimetal rolling mills are limited to produce sheets that are around

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

▪     CermaClad  is the only cladding technology that we are aware of that allows metallurgical cladding of layers as thin as 0.15mm that meets all the required metallurgical and mechanical specifications. Conversely, CermaClad has also demonstrated cladding as thick as 15mm.

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

The CermaClad clad steel product lines under development include:

▪     CermaCladCRA (Corrosion Resistant Alloys): 1-3mm thick CRA clad steel in a single pass, that offers a lower cost alternative to solid nickel, stainless steel, and titanium alloys for oil and gas,

mining, desalination, pulp and paper, and chemical process.

▪     CermaCladWR (Wear Resistant): 1-15mm thick carbide, metal matrix composite, structurally amorphous metal, and nano-composite wear resistant clad steel that extends the life of steel structures such as hydro-transport slurry lines, pump components, valve components, spools, T’s,

and elbows for oil sands, heavy oil, mining and mineral processing.

▪     CermaClad LT (Low Thickness): Lower cost thin-clad (0.15-1mm) steel that exploits the unique high purity capabilities of the CermaClad  application process to provide thin claddings that should provide 50-200 year corrosion free life for steel components exposed to atmospheric and seawater corrosion environments.

▪     CermaCladHT (High Temperature): Steel clad with nickel-chromium and metal-chromium-

aluminum alloys for high temperature applications such as heat exchanger tubing, boiler waterwalls, and other energy production components offering greater compositional control

(higher performance) and lower cost than solid alloys or traditional weld overlays.

▪     CermaCladAM (antimicrobial).  Durable antimicrobial clad steel for medical devices,

institutional architecture,  and touch surfaces.   Enables 30-50 year life, sterilizable and  durable

antimicrobial clad steel structures at a fraction of the cost of copper and silver alloys.

Recent Developments -CermaClad

MesoCoat continues to receive significant interest from oil and gas majors, national oil companies,

engineering firms, and steel companies globally due to quality and delivery concerns associated with the current manufacturers of clad pipes. Meanwhile MesoCoat’s continues to progress towards the development and qualification of its CermaClad clad pipes. MesoCoat expects to ship clad pipe sections to prospective end users for testing by the end of fiscal year 2016, and expects to have full-length clad pipe ready for qualification by the end of calendar year 2016, subject to the MesoCoat realizing adequate funding.

Since announcing its partnership with UP Scientech, MesoCoat has accelerated development of its clad plate products. MesoCoat has been cladding small clad plates/samples since 2010 and is now  scaling-up to larger plates to eventually clad plates that are 3 meter X 2.5 meter (which is the largest clad plate being sold at high volume in the industry currently).  MesoCoat expects to have mid-sized clad plates ready for sale within the next 6-9 months. MesoCoat has also decided to take commercial orders for smaller clad plates and flat components and has already delivered wear-resistant clad plates that are currently being field tested at one of the largest steel manufacturing plants in Mexico.

MesoCoat Inc., along with the lead project partner, Northern Alberta  Institute of Technology (NAIT)

embarked on an 18 month collaborative effort to establish a prototype demonstration facility for developing, testing and commercializing wear-resistant clad pipe and components. Western Economic

Diversification Canada is also supporting this initiative through a $1.5 million investment toward NAIT.

Improvements in wear resistance are expected to make a significant impact in reducing maintenance and downtime costs while increasing productivity in oil sands and other mining applications. The Edmonton facility is intended to serve as a pilot-scale wear-resistant clad pipe manufacturing facility for the development and qualification of wear-resistant clad pipes, and as a stepping stone for setting-up a full-

scale wear-resistant clad pipe manufacturing facility in Alberta. The new facility will also serve as a platform for the Company's introduction to the Alberta oil sands market,  which, with proven reserves estimated at more than 169 billion barrels is one of the largest oil resources in the world and  a major source of oil for Canada, the United States and Asia. Since Alberta oil sands production is expected to increase significantly over the next decade, producers want to extend the life of the carbon steel pipes used for the hydro-transportation of tailings with harder, tougher coatings that protect pipes from the abrasiveness of tar-like bituminous oil sands.

MesoCoat shipped its CermaClad high-speed  large-area cladding system for installation at the Northern

Alberta Institute of Technology's (NAIT) campus in Edmonton, Alberta in early 2015. MesoCoat expects the installation to be complete within the next 1-2 moths, and will then begin operations at this joint development facility in Edmonton, Alberta.

The Company has received commitments from oil sands producers in Canada and mining companies in

Mexico and Brazil to field-test CermaClad wear-resistant clad pipe products as soon as our products are ready for testing.  Apart from our work with conventional less expensive chrome carbide and the more expensive tungsten carbide wear-resistant cladding on pipes, the Company also expects to introduce new iron-based structurally amorphous metal (SAM) alloy cladding that in testing has exhibited  performance similar to tungsten carbide cladding, but at a fraction of the cost. Although more expensive than the more widely used chrome carbide cladding, the new SAM alloy cladding is expected to be a significantly better value proposition when you consider an estimated life of three times that of chrome carbide cladding and those cost efficiencies that correspond to less downtime revenue losses, and lower maintenance and replacement costs.

Current Grants

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

Improving the ability to join dissimilar materials with engineered properties is enabling new approaches to add limitless functionalities to metals, light-weighting automotive structures, improving methods for energy production, creating next generation medical products and consumer devices, and many other manufacturing and industrial uses. CermaClad  technology is ideally-suited for additive manufacturing,

the newest trend in manufacturing to add layers of metals one upon the other for dimensional restoration and extending the useable life of metal assets.  Not many are aware of the problems caused by metal components, equipment, and structures that do not last long enough. Apart from the massive cost involved with infant failure of metals which includes downtime, maintenance, and replacement costs; it is estimated that every tonne of metal production leads to 2.4 tonnes of CO2 emission. The impact of metals that could last three to six times longer would be significant development that could lead to a paradigm shift in metal asset protection and life extension.

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

Based on the extremely promising test results from Phase I of the development program and  the huge market need, the Company expects to receive a Phase II funding of $1,000,000 from NIH to complete development and commercialize this application.

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

TIME TO

PRODUCT

COMMERCIAL STATUS

COMMERCIALIZE

(MONTHS)

PComP W

Growth and Expansion

Current

PComP T

Market Entry

Current

PComP M

Market Entry

Current

PComP S

Prototype Qualification

12 to 24

PComP Coating Services

Market Entry

Current

ZComP

Development

On Hold

CermaClad CRA

Development

12 for qualification 18

for full scale production

CermaClad WR

Development

6 for plate sales from

Ohio plant

CermaClad LT

Development

12 to 24

CermaClad  HT

Incubation

36

Product Commercial Expansion Timeline

The Company has announced plans to set-up a 160 tons/year PComP powder production facility which would enable it to meet the growing demand for PComP’s. The Company expects to begin construction of this facility in November, 2015 and dependent on adequate funding the facility could be fully operational in May, 2016.  The Company also plans to expand the presence of its products in North and South

America and the Asia-Pacific market in the near term. MesoCoat De Mexico has been working to get financial support from local government and corporate entities to build a PComP coating services and clad pipe production facility in Mexico. The Company also expects to set-up sales, distribution, and manufacturing in the Asian market with UP Scientech and other prospective partners.

License agreement with Powdermet, Inc.

On July 22, 2008, MesoCoat entered into a license agreement with Powdermet. The agreement granted to

MesoCoat a royalty-free, exclusive, perpetual license to PComP  and CermaClad intellectual property,

certain equipment, contracts and business lists, including supporting patents, trademarks, in addition to supporting confidential and trade secret information, including formulations, processes, customer lists and contracts, in the field of wear and corrosion resistant coatings. The license agreement also included

Powdermet’s commitment to provide manufacturing expertise and technical capabilities supporting

PComP powders. MesoCoat was at the time of licensing a wholly owned subsidiary of Powdermet. The license agreement between MesoCoat and Powdermet was amended and restated in its entirety on May

31, 2014, in connection with the Company increasing its majority interest in MesoCoat. The amended and restated license agreement includes all manufacturing rights, and the direct assignment of additional grants of intellectual property provided in the earlier license agreement taking into account subsequent developments.  The amended and restated license agreement will end upon the last valid claim of licensed patents to expire unless terminated earlier with the terms of the agreement.

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

Cooperation agreement with Petroleo Brasileiro S.A

MesoCoat entered into a cooperation agreement dated January 7, 2011, with Petroleo Brasileiro S.A

(“Petrobras”) for the purpose of carrying out development work and conducting validation tests in connection with applying the CermaClad process to coating the internal surfaces of pipes for use in the oil and gas industry. The term of the agreement was initially for 18 months during which time MesoCoat,

with the assistance of Petrobras, carried out development work and a series of tests divided into two phases with the prospect of a third phase. Phase I was a feasibility demonstration designed to verify that the CermClad process and resultant coatings were compliant with industry standards and acceptable for clad pipe use. Phase II was the development of a prototype pipe cladding facility that could clad the inner surface of a 10 inch diameter pipe, and then verify that the CermaClad  process as applied to prototype pipes was suitable for application to line pipe in accordance with current industry standards.  The prospective third phase would be to finalize the design and construction of a clad pipe manufacturing facility in Brazil with the capacity of producing cladding on the interior diameter of pipes and tubes with section lengths of 12 meters.

The immediate objective of the agreement, in each of Phase I and  II, was that the CermaClad product and samples met the American Petroleum  Institute (API) 5LD and Det Norte Veritas (DNV) OS F101

standard requirements. API and DNV approvals would, assuming the completion of a suitable manufacturing facility as anticipated by the prospective third phase, permit MesoCoat’s market entry into the oil and gas industry and cause full scale production activities. MesoCoat successfully completed

Phase I by demonstrating that the CermaClad  process is capable of producing clad steel products that meet API 5LD and DNV OS F101 specifications for CRA clad steel pipe on flat plate coupons.

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

AMP Distributors Inc. SEZC and AMP Distributors, Inc.

AMP Distributors Inc. SEZC (“AMP SEZC”) (formerly AMP Distributors,  Inc.) and AMP Distributors,

Inc. (“AMP FL”) were formed by the Company in June 2011 and July 2012, as a Cayman Islands

company and a Florida corporation respectively.  In April 2013, AMP SEZC filed for a Trade Certificate which was approved in full in May 2013 to begin operations as a Special Economic Zone Company. An office has been established by AMP SEZC in the Cayman Enterprise City.  The primary purpose of these entities is to negotiate, execute and administer the set-up of the corporate and tax structures of our overseas subsidiaries, as well as potentially handling some international sales of MesoCoat's products.

AMP SEZC and AMP FL will also be tasked with acquiring equipment and coating materials for the

Company’s international transactions. AMP SEZC has secured the services of a qualified individual to act as General Manager of AMP. As a long term resident of the Cayman Islands, he is already in possession the required Work Certificate and local health insurance.  The new General Manager has many years of experience in project management in Latin America and other jurisdictions.

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

Metal Coating – PComP

MesoCoat’s PComP ceramic-metallic (cermet) thermal spray coatings replace electrolytic hard chrome,

electroplating, spray and fuse, and thermal spray carbides by imparting supreme wear and corrosion resistance. Thermal spraying is generic term used to define a group of processes that deposit finely divided metallic or nonmetallic materials onto  a prepared substrate to form a coating. The coating material may be in powder, rod or wire form. Thermal spray coatings are applied by means of special devices / systems through which melted or molten spray material is propelled at high speed onto a cleaned and prepared surface.

In all sectors of industry today, the catch phrase “better, faster, cheaper” is common and valid, as it seems that production demands are ever-increasing.  Highly demanding requirements and aggressive service conditions often lead to the premature loss of component or system function. . Thermal spray coatings and electroplating are used in over 34 industrial sectors including aerospace, energy, automotive,

transportation, steel, textile, agriculture, pulp and paper, printing, petrochemical, electronics,

semiconductor, computer, defense and medical/dental industries, etc. to protect metal components and equipment from corrosion and wear

According to  International Thermal Spray Society, the thermal spray industry was estimated to be around

$7.6 billion (for 2006), and with a modest 5% CAGR the market size is expected to be approximately $12 billion per annum globally at the end of 2015. The thermal spray coatings market can be divided into three primary segments; coating equipment, coating materials, and coating services.  Industry reports and experts estimate that thermal spray coating services accounts for the largest share at 75% of the market,

whereas coating materials at 20% and coating equipment at 5% of the market constitute the rest.

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

Metal Cladding – CermaClad

MesoCoat’s CermaClad  metal cladding technology is used to produce corrosion- and wear-resistant clad pipes, flat plates and sheets. MesoCoat’s development and qualification efforts are currently focused on developing corrosion-resistant clad pipes for the oil and gas industry, wear-resistant clad pipes for the oil sands and the mining industry and wear-resistant plates. Cladding refers to a process where a metal,

corrosion resistant alloy or composite (the cladding material ) is bonded electrically, mechanically or through some other high pressure and temperature process onto another dissimilar metal (the substrate) to enhance its durability, strength or appearance.  The majority of clad products made today uses carbon steel as the substrate and aluminum, nickel, nickel alloys, copper, copper alloys and stainless steel as the clad materials to be bonded. Typically, the purpose of the clad is to protect the underlying steel substrate from the environment in which it resides. Estimates and industry experts suggest that metal cladding is a $4 billion market globally, which can be further segmented as $2 billion for clad pipes and $2 billion for clad plates and components. Clad pipes are primarily used to protect against corrosion and wear in offshore oil and gas, petrochemical, and mining industries; whereas the clad plates are used to form equipment and components such as pressure vessels, reactors,  tanks, etc. for a variety of industries including oil and gas,

petrochemical, nuclear, desalination, chemical, concrete, etc.  It is estimated that over 50% of the clad products are used in the oil and gas industry.

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

Recently we have seen rapid adoption of some of the unconventional and extremely challenging resources such as oil sands, shale, pre-salts, along with increased adoption of enhanced oil and gas recovery processes. Significant technical advancements have enabled us to not only explore some of these resources that have been known for decades, but also to make exploration and production from these reserves economical thus propelling massive adoption and growth. However, all these unconventional resources pose a serious challenge in corrosion and wear. For example, hydro-transportation of very abrasive slurry from the mining site to the processing facility leads to such massive wear that the pipes carrying these abrasive slurries have to be rotated 1/3rd every 3-4 months and then replaced every 15-18 months; leading to massive maintenance, downtime, and repair costs.  In 2011, the estimated cost of downtime and losses to oil sands industry was estimated to be $11 billion; almost 40% of these losses can be attributed to maintenance, repair, and replacement of pipes. The demand for clad pipes is expected to grow by 3-5X in the Canadian oil sands market spearheaded by 3X increase in production of oil sands through the mining process. On the other hand enhanced oil recovery processes involve injecting corrosive chemicals and CO2 at high pressures which leads to accelerated corrosion.  Also many of the larger shale reserves with tighter formations have higher levels of sulfur, creating hydrogen sulfide (H2S),

a corrosive gas. The adoption of unconventional energy sources substantiates the need for corrosion- and wear-resistant clad pipes and components for safe and efficient production from these reserves.

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

About a few years ago, the average requirement for clad pipes was for 3 to 5 kilometers whereas the largest requirement was 20 to 30 kilometers for each project. Today, we are seeing the average requirement being in the tens of kilometers and the higher end to be hundreds of kilometers for single projects, approximately $1.6 billion worth of corrosion-resistant clad pipe was ordered for the Kashagan project. The clad pipe market is growing at a rapid pace and the current solutions have several limitations in terms of inspectability, installation, quality, and productivity.

Competition

MesoCoat can expect to face intense competition within their respective market segments with product commercialization. The industrial coatings and engineered materials sectors are highly fragmented by companies with competing technologies each seeking to develop standards for respective industries.

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

MesoCoat

PComP

PComP nanoengineered cermet products have few directly comparable competitors. Although there are established thermal spray coating material manufacturers such as Deloro Stellite, Oerlikon Metco,

Hoganas; and a few emerging companies like Nanosteel,  Integran, Inframat, Xtallic, and Modumetal that offer solutions for corrosion and wear competition, no competitor has yet been able to engineer the combination of properties that MesoCoat has built into its PComP product line.

MesoCoat has been able to manufacture a corrosion resistant product that has high strength, hardness, and fracture toughness.  Toughness and hardness are normally inversely proportional characteristics and no other company has been able to reverse the nature of these properties which is what makes the PComP products unique in the market place. MesoCoat has also increased the ductility factor in the PComP products so basically not only has PComP shown to provide a harder coating surface, but the hard objects are able to bend more without breaking.

One good example of how the PComP family of products have a competitive edge over existing alternatives is PComP-W, MesoCoat’s tungsten cobalt carbide based replacement solution. PComP-W exhibits high deposition efficiency and at a Vickers hardness similar to that of conventional tungsten carbide based coatings while being stronger than the conventional carbide coatings. High toughness tolerates more flexing of the part than other HVOF WC-based coatings without the usual cracking of the coating. The structure of the PComP coatings generally also allow for conventional grinding techniques.

PComP thermal spray powders are the only thermal spray powders that lead to coatings that are both hard and tough, and hence despite the high hardness the coatings do not flake when bent. Additionally,

MesoCoat is the only company in the world that manufactures titanium nitride and silicon nitride based

PComP thermal spray powders; despite decades of research no other company has been able to make titanium nitride and silicon nitride based powders that can be sprayed using thermal spray coating systems.

The PComP family of products are expected to fare well among existing competitors on market entry.

CermaClad

A handful of large companies cater to this market segment – JSW Steel Co., Voest Alpine and Eisenbau

Kramer are heavily involved in the clad plate market with a significant portion of the market share,

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

CermaClad is a seamless metallurgical clad product which is cost competitive with existing metallurgically clad products and exhibit better properties in almost every parameter when compared to competing technology.  A superior product and the fact that several multi-billion dollar oil and gas projects across the globe have been delayed due to availability of high-quality clad pipes may facilitate the ready adoption of CermaClad  clad pipes. Spearheaded by more than trillion dollars of spending to exploit oil and gas reserves, the clad pipe market is expected to increase exponentially over the years leading to an increasing demand-supply gap for clad pipes. Unlike our competition that have to spend

$200 million to $1 billion to set-up new clad pipe/plate manufacturing facilities or expand production capability; the very high productivity of the CermaClad technology  and lower equipment costs enables

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

Other specific competitive advantages supported by the application of the CermaClad products include:

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

▪     CermaClad solves many industry limitations for large diameter (14” diameter and up) and thick walled (more than 1” wall thickness) where both the mechanically clad and metallurgical clad plate to pipe do not provide an ideal solution.

Performance risk

▪     True metallurgical bond coupled with a smoother surface enables easier inspection thus reducing risk of failure

▪     Smoother surface enables ease in fluid flow reducing operating costs incurred in transportation of fluids

▪     Crack-free hard coatings up to 15mm thickness enable performance multiples in hardfacing

▪     CermaClad enables superior thermal treatment, preventing underlying substrate damage of sensitive materials such as white iron.  CermaClad has proven capable of cladding limited ductility materials without cracking or coating spallation.

▪     Better properties than weld overlay due to lower dilution or dissolution.

▪     CermaClad enables improved metallurgy, including the ability to retain amorphous and nanocrystalline content in overlay coatings in addition to low dilution with base metal for improved wear and corrosion resistance.

▪     CermaClad enables the use of metallurgically bonded clad seamless pipe, eliminating 90% or more of the welds compared to other product offerings.

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

▪     Intellectual Property – The intellectual property of MesoCoat includes owned patents, exclusive licensing rights, and proprietary processes that make market penetration effective and feasible.

▪     Qualification and Testing – As leading companies in multiple industries, as well as U.S.

government agencies, test and qualify MesoCoat’s products, significant barriers to entry are automatically created for potential competitors.

▪     Fundraising - As a publicly traded entity, the Company can access financing from public equity markets which can provide liquidity and access to required capital.

The Company has also constructed the following barriers for potential competitors:

▪     Product development expertise in MesoCoat;

▪     Exclusive global license for the high density fusion cladding process from Oak Ridge National

Laboratory; and several additional design and utility patents filed by the companies coupled  with several product and process trade secrets

▪     Strong products in the development pipeline that are expected to be ready for market in the next

2-3 years;

▪     Strong research and development programs.

The Company will encounter the following barriers to entry:

▪     American Petroleum  Institute (API) certification for its CermaClad products.  In order to successfully sell to the oil and gas industry, MesoCoat’s coatings must receive official approval and certification, a process that generally requires major oil and gas entities to qualify our products for use, followed by qualification for specific projects. MesoCoat’s cooperation agreement with Petroleo Brasileiro S.A. has demonstrated product suitability at the laboratory scale, and is in the final stages of a prototype clad pipe product qualification. The construction of our Euclid, Ohio 12 meter pipe plant, at a cost of over $6,000,000 (including funding from joint development agreements and federal grants) and subsequent quality certification of the facility and its products represent significant steps towards introducing the Company’s pioneering products in the oil and gas sector.

▪     Market acceptance of MesoCoat’s CermaClad’s product line that would encourage entry into markets such as the oil sands development in Alberta, Canada. MesoCoat is in the process of establishing a research and development facility in Alberta, Canada to accelerate qualification of its CermaCladWR clad pipe and components.

▪     Developing the best products with the best value and protecting proprietary technology.

Marketability

The ultimate success of any product will depend on market acceptance in its many forms, including cost,

efficiency, production capability, convenience and application. The market for MesoCoat’s prospective products is potentially enormous and will require the Company to apply a significant portion of its focus on how to best initiate market introductions and into which segments..

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

PComP

MesoCoat has been working with major fortune 100 clients, and several equipment manufacturers from the oil and gas industry for product insertion.  In addition to these large clients which have long sell cycles (2-5 years not atypical), MesoCoat has worked through certified application partners in Calgary,

and Houston to capture short cycle sales and gain initial market exposure.  The company has established relationships with several coating application shops, end users, and has a sales representative in Houston,

and Canada to drive product adoption. Application services will be sold on a “per square inch” basis and pricing will be reflective of market pressures and the volume of work received from each commercial customer. Pricing variables will be taken into consideration for each application service order.

MesoCoat has a full-functional thermal spray coating facility with one large capacity spray booth,

completed with a Fanuc robot, DJ 2600, DJ 2700 and JP 5000 HVOF spray systems, and intends to set-up two additional thermal spray coating booths along with the associated surface preparation, component handling, and finishing equipment. Our staff has over 50 years of thermal spray experience coating parts for several industries including aerospace, chemical & plastics, oil & gas, mining, primary metals,

industrial, and paper. MesoCoat has also secured commitment for a $1.5 million match loan from the

State of Ohio for scaling-up powder production capability and setting-up two additional thermal spray coating cells in Ohio. Meanwhile, MesoCoat will continue to work with several thermal spray coating facilities that are pre-qualified with the largest OEM’s in the Gulf Coast, Midwest, and Canada.

CermaClad

MesoCoat’s market entry plans for CermaClad are to clad the interior diameter of full length oil and gas pipes with corrosion resistance alloys, and initially Alloy 625 using high productivity CermaClad

application technology.   In this market, MesoCoat is qualifying Cermaclad625 to current industry standards, working with Petrobras, other oil and gas majors, offshore pipe manufacturers, and engineering, procurement, and construction (EPC) companies to ensure industry acceptance of qualification data as the path to market acceptance.  Due to the large order size for clad pipes, ranging from $2-1,500+ million per project, successful introduction of CermaCladCRA clad pipes is expected to result in an immediate market success. MesoCoat expects to send shorter section of clad pipe for qualification to oil and gas majors within the next 6 months, and to begin commercial corrosion-resistant clad pipe production at the Euclid plant before the end of calendar year 2016.

In addition, MesoCoat along with its partner Northern Alberta Institute of Technology (NAIT) received a

$2.75 million dollar funding commitment from Alberta’s Ministry of Innovation and Advanced Education

(IAE) and Western Economic Diversification Canada (WD) for an 18 month collaborative effort to establish a prototype demonstration facility for developing, testing and commercializing wear-resistant clad pipe and components.  Improvements in wear resistance are expected to make a significant impact in reducing losses due to maintenance and downtime while increasing productivity in oil sands and other mining applications. The development of Alberta’s oil sands has been slowed by the lack of resistant materials for transport lines, and components that are subjected to corrosion from the highly abrasive slurry. Currently, pipes that transport the highly abrasive oil sands slurry have to be rotated every three to four months and are replaced every 12 to 15 months. The cost of maintenance and its associated downtime in the Alberta Oil Sands industry is estimated at more than $10 billion annually. According to the Materials and Reliability in Oil Sands (MARIOS) consortium in Alberta, this figure is expected to increase significantly as production expands in the coming years.  Improvements in wear resistance are expected to make a significant impact in reducing losses due to maintenance and downtime while increasing productivity in oil sands and other mining applications.  This new facility will serve as a platform for MesoCoat’s to introduce its products to the Alberta oil sands market, which, with proven reserves estimated at more than 169 billion barrels, is one of the world’s largest oil resources. The oil sands are a major source of oil for Canada, the United States and Asia.  Alberta’s Energy Resources

Conservation Board expects output from the province’s oil sands to double to 3.8 million barrels per day

(bpd) by 2022, from the 1.9 million bpd in 2012. Producers are looking to extend the life of carbon steel transport pipes with harder, tougher coatings that protect them from the abrasiveness and high acidity of the tar-like bituminous oil sands. CermaClad  wear-resistant clad products could provide that economically viable, long-term solution. MesoCoat is collaborating with several oil sands majors and expects to complete development and qualification of wear-resistant clad pipes within the next 18 months,

and commercial production within the next 24 months.

Management has made sizeable investments in redesigning and miniaturizing the technology to commit to this initial market solution. The initial Cermaclad system has a very large footprint, 4 feet cube, and

MesoCoat and partners had to make substantial modifications to the system to make it fit inside a 10”

inner diameter pipe. The new inside diameter CermaClad  lamp head has now been operating for over three years integrated into a subscale 6-ft CermaClad pipe coating system, and for close to 2 years in a production-scale 40 feet CermaClad pipe cladding system.  The 6-feet prototype cladding system was used for initial product demonstration, sub-scale prototype development, and industry-standard product

qualification milestones.   In April, 2013, MesoCoat completed the installation of a 11,000 sq.ft production-scale cladding set-up to demonstrate full scale manufacturing, develop clad pipe sections for product and process qualification, and get certified for supplying clad pipes to oil and gas majors.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts other than those held by MesoCoat.

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

Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances. We further believe that MesoCoat is in compliance in all material respects with all laws, rules, regulations and requirements that affect their respective businesses and that such compliance does not impose a material impediment on either entities ability to conduct business.

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

MesoCoat has a history of working on critical research and development projects for the private and public sector over a broad range of research fields, with further work extending into peripheral areas.

MesoCoat has adopted this approach because it believes that excellent products can be created when a backdrop of diversified sciences and technologies exist. From this broad range, their respective research and development staffs work closely with sales and operations management teams to establish priorities and effectively manage individual projects.

Currently, MesoCoat is working on several critical and high risk-high reward research and development projects funded by the federal government, state government and end users. MesoCoat’s PComP product line is the end result of federally funded research and development.

Employees

As of May 31, 2015, the Company and its subsidiary, MesoCoat has 25 employees. We use additional consultants, attorneys, and accountants as necessary to assist in the development of our business.

ITEM 1A.

RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our business, financial condition, and/or results of operations as well as the future trading price and/or the value of our securities.

The Company is the subject of a formal inquiry by the Commission which inquiry may harm our business and results of operations.

On or about November 21, 2014, the Company received a subpoena related to a non-public fact finding inquiry from the Securities and Exchange Commission (“Commission”). The Company responded to the formal order of investigation and subpoena by collecting, preserving and producing documentation to the

Commission. Although the Commission does not explain the motivation or focus of an enforcement investigation, we believe that the Commission seeks to determine whether there have been any violations of federal securities laws. The mere existence of an inquiry does not mean that the Commission has concluded that the Company or anyone associated with the Company has violated federal securities laws or that the Commission has a negative opinion of any Company related person, entity or security.

Furthermore, it is impossible at this stage of the inquiry to assess the likelihood of an action being threatened or filed against the Company or any Company related person or entity.  Therefore, it is impracticable to formulate any opinion about the likelihood of an unfavorable outcome or estimate of the amount or range of potential losses. The Company is cooperating with the Commission’s investigation.

The Company and MesoCoat failed to satisfy certain loan amounts due to a secured creditor as of April of 2015, pursuant to which failure a court appointed receiver has been designated to administer repayment.

Since MesoCoat was unable to repay amounts due to a secured third party creditor of approximately

$1,341,963 that was due on April 27, 2015, a court order was issued on August 18, 2015, in which the control over substantially all of MesoCoat’s assets became subject to the determination of a court appointed receiver designated to administer the repayment of a default amount of  $1,770,932.03. The

Company is in the process of securing a financing sufficient to repay said creditor though as of yet no financing for this purpose has been secured nor can any commitment for such financing be assured.

The Company has a history of significant operating losses and such losses may continue in the future.

The Company incurred net losses of $26,954,336 for the period from June 27, 2006 (inception) to May

31, 2015. Since we have been without significant revenue since inception and have only recently started to producing revenue, such revenue being insufficient to support operations, losses will likely continue for the foreseeable future.

The Company has a history of uncertainty about continuing as a going concern.

The Company’s audits for the periods ended May 31, 2015 and 2014 expressed an opinion as to its ability to continue as a going concern as a result of net losses since inception and a working capital deficit of

$11,203,578 as of May 31, 2015. Until the Company is able to produce net income over successive future periods its ability to continue as a going concern will remain in jeopardy.

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

The Company has defaulted on certain unsecured and secured  debt obligations.

The Company has defaulted on certain significant unsecured debt obligations due prior to or subsequent to the end of this annual reporting period, which defaults have caused the original obligations to increase and creditors to seek satisfaction of amounts owed. The Company does intend to address its obligations but without additional capital funding it may be unable to satisfy the debt holders which in turn potentially subjects the Company to additional legal actions.

The Company’s success is dependent on its ability to commercialize proprietary technologies to the point of generating sufficient revenues to sustain and expand operations.

The Company’s near term future operation is dependent on its ability to commercialize proprietary technologies to produce sufficient revenue to sustain and expand operations. The success of these endeavors will require that sufficient funding be available to assist in the development of its business interests. However the Company’s financial resources are limited, which limitation may slow the pace at which proprietary technologies can become commercial. Should the Company be unable to improve its financial condition through debt or equity offerings, the ability to successfully advance its business plan will be severely challenged.

We face significant commercialization risks related to technological businesses.

The industries in which MesoCoat operates and plans to operate are characterized by the continual search for higher performance at lower cost. Our growth and future financial performance will depend on the ability of MesoCoat to develop and market products that keep pace with technological developments and evolving industry requirements. Further, the research and development involved in commercializing products requires significant investment and innovation to keep pace with technological developments.

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

Market acceptance of the products and processes produced by MesoCoat is critical to our growth.

We expect to generate revenue and realize a gain on our interest in MesoCoat from the development and sale of products and processes produced by MesoCoat. Market acceptance of those products is therefore critical to our growth.  If our customers do not accept or purchase those products o processes produced by

MesoCoat, then our revenue, cash flow and operating results will be negatively impacted.

MesoCoat competes with larger and better financed corporations.

Competition within the industrial coatings industry and other high technology industries is intense. While each of MesoCoat’s products are distinguished by next-generation innovations that are more sophisticated and cost effective than many competitive products currently in the market place, a number of competitive entities may enter the market in the future. Some of MesoCoat’s existing and potential competitors have longer operating histories, greater name recognition, large customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations. Accordingly, MesoCoat’s products could become obsolete at any time. Competitors could develop products similar to or better than our own, finish development of new technologies in advance of either MesoCoat’s research and development, or be more successful at marketing new products, any of which factors may hurt our prospects for success.

General economic conditions will affect our operations.

Changes in the general domestic and international climate may adversely affect the financial performance of the Company. Factors that may contribute to a change in the general economic climate include industrial disputes, interest rates, inflation, international currency fluctuations and political and social reform. Further, the delayed revival of the global economy is not conducive to rapid growth, particularly of technology companies with newly commercialized products.

MesoCoat relies upon patents and other intellectual property.

MesoCoat relies on a combination of patent applications, trade secrets, trademarks, copyrights and licenses, together with non-disclosure and confidentiality agreements, to establish and protect proprietary rights to technologies they develop. Should MesoCoat be unable to adequately protect their intellectual property rights or become subject to a claim of infringement, their businesses and that of the Company may be materially adversely affected.

MesoCoat expects to prepare patent applications in accordance with their respective worldwide intellectual property strategies on acquiring new technologies. However, neither it nor the Company can be certain that any patents will be issued with respect to future patents pending or future patent applications. Further, neither it nor the Company know whether any future patents will be upheld as valid,

proven enforceable against alleged infringers or be effective in preventing the development of competitive patents. The Company believes that MesoCoat has implemented a sophisticated internal intellectual property management system to promote effective identification and protection of their products and know-how in connection with the technologies they have developed and may develop in the future

Environmental laws and other governmental legislation may affect our business.

Should the technologies which MesoCoat has under development not comply with applicable environmental laws then the Company’s business and financial results could be seriously harmed.

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

We expect considerable future growth in our business. Such growth will come from the addition of new plants, the increase in global personnel, and the commercialization of new products. Additionally, our products should have an impact on the cladding industry; as companies learn that they can receive materials with a short lead time at a higher quality and lower price, market demand should grow expanding the overall market itself. To achieve growth in an efficient and timely manner, we will have to maintain strict controls over our internal management, technical, accounting, marketing, and research and development departments. We believe that we have retained sufficient quality personnel to manage our anticipated future growth though we are still striving to improve financial accounting oversight to ensure that adequate reporting and control systems in place. Should we be unable to successfully manage our anticipated future growth by adherence to these strictures, costs may increase, growth could  be impaired and our ability to keep pace with technological advances may be impaired which failures could result in a loss of future customers.

The Company and those entities in  which it holds an interest may face liability claims.

Although MesoCoat intends to implement exhaustive testing programs to identify potential material defects in technology each develops, any undetected defects could harm their reputation and  that of the

Company, diminish their customer base, shrink revenues and expose themselves and us to product liability claims.  Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Due to the limitations of our market and the volatility in the market price of our stock, investors may face difficulties in selling shares at attractive prices when the want to sell. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

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

The Company’s certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to us and our stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have additional contractual indemnification obligations under employment agreements with its executive officers and indemnification obligations to its directors. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. Although the

Company does carry Director’s & Officers liability insurance, which coverage may mitigate the financial expense associated with indemnification claims, these provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

The Company maintains 800 sq. ft. of executive office space at 2665 S. Bayshore Drive, Suite 450,

Miami, Florida, 33133 on a month to month basis at a cost of $2,491  a month paid to Cool Grove Realty.

The Company does not believe that it will need to maintain a larger office at any time in the foreseeable future in order to carry out its operations. MesoCoat maintains 16,000 sq. feet of the research and development space located at 24112 Rockwell Drive, Euclid, Ohio 44117 which is leased from

Powdermet on a sub-lease basis that runs through May 31, 2020. The cost of the sub-lease for MesoCoat is $4,500 paid to Powdermet per month.

The Company owns an 11,000 sq ft custom-engineered CermaClad manufacturing facility located at

24220 Rockwell Drive, Euclid Ohio, 44060.  The facility includes 3 CermaClad arc lamps, one for plate and development work, and one prototype pipe cladding system, and has 3MW of power available to support CermaClad development and production.  MesoCoat entered into a ground lease with Sherman properties for $3,000/month for the land underlying the facility, for a 12 year lease with a purchase option.  As part of the Settlement and Exchange Agreement with Powdermet dated July 23, 2015,

Powdermet agreed to purchase the land under the purchase contract for $410,000 and convey title free and clear to MesoCoat.  MesoCoat has several obligations to separate utilities from Powdermet and provide additional access prior to title transfer, agreed to be completed before November 30, 2015.

The Company maintains approximately 4000 sq ft of powder production and support facilities operated on the Powdermet shop floor under a “use and services agreement” finalized May 31, 2014, and extending through May 2016.  Under the use and services agreement, MesoCoat continues to have exclusive access to all PComP powder production and support equipment, floor space, most utilities, and other support from Powdermet along with the right to purchase PComP production and analytical

equipment and liquidation (ebay) value at any time.   The use and services agreement is set at

$8000/month.  Under the settlement and stock repurchase agreement with Powdermet, title to all PComP manufacturing and analytical support equipment with an estimated liquidation value of $120,000 was transferred to MesoCoat on July 23, 2015.

ITEM 3.

LEGAL PROCEEDINGS

George Town Associates S.A.

On May 4, 2015, George Town Associates, S.A. (“George Town”) initiated legal proceedings against the

Company and MesoCoat, Inc. in the United States District Court for the Southern District of New York

alleging that they had defaulted on a secured promissory note due to George Town in the original principal amount of $1,341,963.34. The complaint sought recovery of the principal amount of the loan in addition to default interest, attorney’s fees and  costs of collection.

On August 14, 2015, further to a hearing on a motion filed by George Town asserting that the Company and MesoCoat had violated a temporary injunction entered previously in the case, the Court announced that it would appoint a receiver for Mesocoat.  On August 18, 2015, the Court appointed a receiver for

MesoCoat, granted George Town summary judgment on its claims, and denied the Company’s counterclaims with leave to file a third party complaint.  The Court entered a final judgment against the

Company and MesoCoat for $1,770,932.03.

On August 28, 2015, George Town filed a motion seeking an award of attorney’s fees in the amount of

$27,918.04. The Company and MesoCoat intend to oppose this motion. The Company and MesoCoat also intend to appeal the Court’s order and final judgment along with all previously issued Court orders in this case. The Company has until September 17, 2015 to file a notice of appeal.

Sonoro Invest S.A.

On October 2, 2014, Sonoro Invest,  S.A. (“Sonoro”) initiated legal proceedings against the Company alleging that it defaulted on two convertible debt obligations and a promissory note due to Sonoro in the principal aggregate amount of $2,105,000. The complaint sought $3,187,057 which amount included interest, penalties and legal fees.

On May 15, 2015, Sonoro and the Company entered into a settlement agreement resolving the litigation.

The settlement agreement included execution of a new senior convertible promissory note and related loan documents which provided that the Company would pay Sonoro $2,915,000 on or before February

29, 2016. In the event that the promissory note is not paid on a timely basis, the amount due to Sonoro would increase to  $3,215,000 plus interest at 5.0% per annum. The litigation was dismissed with prejudice.

Sonoro Demand Derivative Demand

On July 31, 2015, the Company received notice that Sonoro had filed a statement of claim for arbitration through JAMS in New York, New York.  Sonoro alleges that the Company breached the senior convertible promissory note and related loan documents as a result of its transaction with Powdermet as described in Abakan’s press release dated July 27, 2015.  Sonoro claims damages in the default amount of the senior convertible promissory note of $3,215,000, interest at 10% in addition to an award of attorney’s fees and costs in an unspecified amount.  The Company has filed a response to Sonoro’s statement of claim and has asserted defenses.  No final hearing date has been set as of this date.

Joe T. Eberhard

On August 28, 2014, Joe Eberhard (“Eberhard”) filed a complaint in the United States District Southern

District of Florida alleging that the Company defaulted on a convertible note and promissory note in the principal aggregate amount of $550,000. The complaint sought $720,699 plus interest, penalties and legal fees. On September 11, 2015, the parties entered into a settlement agreement resolving the litigation. The

Company agreed pursuant to the settlement agreement to pay Eberhard $550,000 on December 31, 2015 and $100,000 on April 30, 2016, in addition to providing a consent judgment in the amount of $750,000 and a consent judgment in the amount of $100,000, to be filed with the court in the event that Abakan fails to satisfy the agreed payments..

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

Securities and Exchange Commission

On or about November 21, 2014, the Company received a subpoena related to a non-public fact finding inquiry from the Commission. The Company  responded to the formal order of investigation and subpoena by collecting, preserving and producing documentation to the Commission.  Although the Commission does not explain the motivation or focus of an enforcement investigation,  we believe that the Commission seeks to determine whether there have been any violations of federal securities laws. The mere existence of an inquiry does not mean that the Commission has concluded that the Company or anyone associated with the Company has violated federal securities laws or that the Commission has a negative opinion of any Abakan related person, entity or security.  Furthermore, it is impossible at this stage of the inquiry to assess the likelihood of an action being threatened or filed against the Company or any Company related person or entity. Therefore, it is impracticable to formulate any opinion about the likelihood of an unfavorable outcome or estimate of the amount or range of potential losses. The Company is cooperating with the Commission’s investigation.

ITEM 4.

MINE SAFETY DISCLOSURE

Not applicable.

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

Year

Quarter Ended

High

Low

2015

May 31

$0.57

$0.31

2015

February 28

$0.58

$0.25

2014

November 30

$1.21

$0.60

2014

August 31

$1.36

$0.86

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

Common Stock

As of September 14, 2015, there were approximately 1,200 shareholders of record holding a total of

80,391,088 shares of fully paid and non-assessable common stock of the 2,500,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of September 14, 2015, there were 50,000,000 shares of preferred stock, par value $0.0001 authorized of which none were outstanding. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

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

Warrants

As of September 14, 2015, there were zero warrants outstanding to purchase shares of the Company’s common stock.

Stock Options

As of September 14, 2015, there were 3,725,000 stock options outstanding to purchase shares of our common stock.

Convertible Debt Securities

As of September 14, 2015, there were ten convertible debt securities convertible into the shares of its common stock for an aggregate principal amount of $5,614,713 plus accrued interest and penalties.

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

One convertible debt security, in the principal amount of $2,915,000, due on or before February 29, 2016,

accrued interest at 5% per annum, convertible at $1.00 per conversion unit, which unit consists of one share of our common stock and one half share warrant to purchase an additional share of our common stock at $1.50 per share, for a period of two years following the conversion date.

One secured convertible debt security, in the principal amount of $1,341,963, due on or before April 27,

2015, bore no interest and  was convertible at $0.80 per conversion unit (subject to decrease in the event of dilutive issuances), which unit consisted of one share of our common stock and one half share warrant to purchase an additional share of our common stock at $1.20 per share for a period of two years following the conversion date. The Company did not satisfy this unsecured obligation as of the stated maturity date subjecting the amount due thereunder to additional interest charges and penalties. On August 18, 2015, a summary judgment was entered in favor of the holder in the amount of $1,770,932.03.

One convertible debt security, in the principal amount of $78,750, due on or before June 1, 2016, accrued interest at 6% per annum, convertible at 60% of the lowest trading price for 20 prior trading day from the date of conversion per conversion unit, which unit consists of one share of our common stock.  The

Company shall pay interest in common stock “interest shares”.  The Company has reserved 1,458,000 shares in the name of the holder for conversion.

One convertible debt security, in the principal amount of $52,500, due on or before June 3, 2016, accrued interest at 6% per annum, convertible at 60% of the lowest trading price for 20 prior trading day from the date of conversion per conversion unit, which unit consists of one share of our common stock.  The

Company shall pay interest in common stock “interest shares”. The Company has reserved 1,053,000 shares in the name of the holder for conversion.

One convertible debt security, in the principal amount of $52,500, due on or before June 3, 2016, accrued interest at 6% per annum, convertible at 60% of the lowest trading price for 20 prior trading day from the date of conversion per conversion unit, which unit consists of one share of our common stock.  The

Company shall pay interest in common stock “interest shares”. The Company has reserved 1,053,000 shares in the name of the holder for conversion.

One convertible debt security, in the principal amount of $125,000 due on or before December 10, 2016,

carries an original issue discount of $20,000, bears no interest and is convertible at 60% of the lowest trading price for 20 prior trading day from the date of conversion per conversion unit,  which unit consists of one share of our common stock.  The Company has reserved 2,000,000 shares in the name of the holder for conversion.

One convertible debt security, in the principal amount of $50,000 due on or before June 15, 2016,

extendable for 9 month, accrued interest at 10% per annum, and has a variable conversion price,

convertible at 60% of the three lowest closing bid price for 20 prior trading day from the date of conversion per conversion unit, which unit consists of one share of our common stock.  The note contains certain restrictive covenants. The Company has reserved 1,000,000 shares in the name of the holder for conversion.

One convertible debt security, in the principal amount of  $60,000 due on or before July 7, 2017, carries an original issue discount of $6,000, bears no interest and is convertible at the lessor of $0.55 or 60% of the lowest trading price for 25 prior trading day from the date of conversion and can convert all or any part of the outstanding and unpaid principal sum and accrued interest into fully paid and non-assessable shares of common stock as per the conversion formula, which consists of a number of shares receivable upon conversion equals the dollar conversion amount divided by the conversion price. The holder may advance additional consideration under the agreement to the Company up to aggregate principal amount of

$400,000.  The Company has reserved 5,000,000 shares in the name of the holder for conversion.

One convertible debt security, in the principal amount of $100,000 due on or before February 6, 2016,

accrued interest at 12% per annum, and is convertible at a 42% discount to the average of the 5 lowest closing bid prices for 10 prior trading day from the date of conversion into fully paid and non-assessable shares of common stock as per the conversion unit,  which unit consists of one share of common stock.

The note contains certain restrictive covenants. The Company has reserved 2,500,000 shares in the name of the holder for conversion.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2014, the Company has issued 82,941 restricted common shares under equity compensation plans to the MesoCoat, Inc. Supplemental Discretionary Tax Qualified Profit Sharing and

Trust (57,242) and the Powdermet,  Inc. Supplemental Discretionary Tax Qualified Profit Sharing and

Trust (25,699).  There were no additional shares issued as of May 31, 2015.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of its common stock during the fiscal year ended May 31,

2015.

On July 23, 2015, the Company and Powdermet, its minority owned subsidiary, entered into a settlement and exchange agreement, pursuant to which agreement the Company increased its ownership of

MesoCoat to 100%.  The settlement and exchange agreement also caused the Company to decrease its minority ownership in Powdermet from 24.1% to 3.6% in exchange for the remaining 11.9% of

MesoCoat owned by Powdermet, $1,000,000 in cash payment in one payment of $250,000 and five monthly installments of $150,000, land and equipment worth $600,000, the extinguishment of existing intercompany debt of $486,000, and the return of 400,000 outstanding Company common shares to authorized capital for cancellation.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 13, 2015, our board of directors authorized the issuance of 361,875 shares of its common stock with a one year downside protection such that if the Company completes any form of equity or convertible debt financing at a sale price or conversion price that is lower than the per share purchase price, which additional shares would be provided to decrease the investor’s cost basis in the shares to equal that of the lower priced equity or convertible debt financing:

Name

Consideration

Basis

Shares

Exemption

Lorenza Barroso Rivera

$50,000    Subscription

125,000    Sec. 4(2)/Reg D

Alejandra Barroso Rivera

$50,000    Subscription

125,000    Sec. 4(2)/Reg D

Jose Vicente Estevez Barroso

$11,250    Subscription

28,125    Sec. 4(2)/Reg S

Guillermo Espinosa Barroso

$22,500    Subscription

56,250    Sec. 4(2)/Reg S

Fernando Estevez Barroso

$11,000    Subscription

27,500    Sec. 4(2)/Reg S

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

On August 13, 2015 our board of directors authorized the issuance of 260,000 shares of its common stock in reliance upon the exemptions from registration provided by Section 4(2), of the Securities Act:

Name

Value

Consideration

Shares

Exemption

Ryan Owen

$32,000

Accounts Payable

100,000    Sec. 4(2)

Anupam Ghildyal

$32,000

Bonus

100,000    Sec. 4(2)

Financial Insights

$19.200

Service

60,000    Sec. 4(2)

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by the Company which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

Trading Information

The Company’s common stock is quoted on the OTCQB under the symbol “ABKI”.

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

The Company’s plan of operation for the coming year is to scale-up production and increase sales for our

PComP products and to complete the development and qualification of our CermaClad  clad pipe products and begin sales of our CermaClad wear-resistant clad plate products. Meanwhile, the Company will continue internal research and development efforts and collaborate with development partners to ensure the continuity of our product pipeline. Mentioned below are a few key efforts and milestones accomplished by the Company and its subsidiaries during the twelve month period ended May 31, 2015,

in pursuing the fulfillment of our plan:

▪     The Company secured a $3 million strategic investment from one of the world’s largest wear-

resistant clad plate manufacturer, UP Scientech . In addition to the investment, UP Scientech have entered into an agreement to develop, manufacture, and sell the Company’s PComP thermal spray coating and CermaClad clad metal products in Taiwan, China, Japan, and Korea on a joint venture basis.

▪     MesoCoat along with Oak Ridge National Laboratory won a $1 million award from the

Department of Energy to develop a process to join dissimilar metal alloys. The primary objectives of the DOE project are to develop functional gradient transition joints between carbon steel and austenitic stainless steel for nuclear reactors, and to develop advanced joining techniques for dissimilar materials used in nuclear fission reactors.

▪     MesoCoat won a $150,000 SBIR (Small Business Innovation Research), award from the National

Institute of Health (NIH) to develop antimicrobial coatings using its high-speed large-area metal cladding technology CermaClad. The primary objective of the NIH project is to develop copper-

based antimicrobial coatings primarily for contact surfaces in hospitals that could also be applied to many other public areas such as airports, bus and railway stations, schools, restaurants and work places. Antimicrobial coatings could have a significant impact on public health by preventing the outbreak of infections and diseases. MesoCoat has demonstrated exceptional initial results and expects follow-on funding from NIH to further develop and commercialize this product.

▪     The Company appointed Mr. Stephen Goss as its Chief Operating Officer

▪     The Company appointed Mr. Robert Miller as its interim Chief Financial Officer

▪     MesoCoat incorporated a wholly owned subsidiary in Mexico, MesoCoat de Mexico S.A. de

C.V., and appointed Mr. Jose Maria Ribot Barroso as its President and CEO.

▪     The Company entered into a Settlement Agreement with Sonoro in connection with a dispute regarding promissory notes for an aggregate principal amount of $2,105,000, which caused

Sonoro to file a lawsuit against the Company on October 1, 2014, in the United States District

Court for the Southern District of Florida.

▪     The Company completed initial field-testing, on full-sized production equipment, of its proprietary nanocomposite liquid metal corrosion-resistant coating, PComP-M, with a leading steel producer. The Company is also working with several of the world’s largest steel and aluminum companies to validate component life extension on zinc pot rolls used extensively in the continuous hot dip galvanizing process, as well as other components used in the handling and processing of molten metals.

▪     The Company secured initial sales and test orders for PComP coatings from some of Mexico’s largest steel manufacturers. The Company also made significant progress in driving the oil and gas industry in Mexico towards early commercial adoption of its CermaClad pipe cladding products.

▪     The Company completed field testing of a PComP coating at one of the largest steel companies in

Mexico and as a result anticipates repeat commercial order of the product. The Company is also testing its PComP coatings in Taiwan in cooperation with its partner in Asia, UP Scientech.

Furthermore, The Company has received its first repeat orders from an international oil field services customer in Canada.

▪     The Company’s partner in Asia, one of the largest international wear-plate manufacturers, UP

Scientech has completed initial testing of CermaClad wear-resistant clad plates. The outstanding metallurgical and mechanical properties of CermaClad wear-resistant clad plates, coupled with

UP Scientech’s sales and marketing channels in 35 countries, is expected to accelerate market adoption and drive growth for the Company’s CermaClad wear-resistant clad plate products.

▪     The Company has surpassed the initial goal for Phase I scale-up of its PComP thermal spray powder production, from 6,000 pounds/year to 36,000 pounds/year and has actually increased its

PComP production capacity to 60,000 pounds/year. At the current sales price,  the Company's

60,000 pounds/year production could translate to approximately $5 million in annual thermal spray powder sales and help facilitate the Company's expansion of its PComP thermal spray coating services business, which could add an additional $1.5 million in annual revenues by fully utilizing our existing thermal spray cell and adding another eight hour shift.

▪     The Company exhibited at the largest thermal spray conference and trade show,  International

Thermal Spray Conference and Exposition, and secured over 15 trial and test orders from industry leaders for PComP powders and coatings from the exposition

Subsequent to the twelve month period ended May 31, 2015:

▪     The Company increased its ownership of MesoCoat to 100% in exchange for decreasing the

Company's minority ownership in Powdermet from 24.1% to 4.5%. The Company acquired from

Powdermet the remaining 11.9% of MesoCoat, along with land and equipment worth $550,000,

the extinguishment of existing inter-company debt of $486,000, the return of 400,000 outstanding

Company common shares to authorized capital and $1,000,000 in cash.

▪     The Company received its first commercial PComP order for the coating large roller screens from one of the largest steel manufacturing and iron ore processing companies in Mexico. The initial order is expected to be followed by repeat orders and an annual contract to coat all of the rolls used at this facility as we earn their confidence with outstanding material results in critical areas.

The Company has also received orders for coating lances which are used heavily in iron ore production and anticipates trial orders for coating tuyeres, pumps, clad plates, turbines and other manufacturing components.

▪     The Company and its technology development partner, Northern Alberta Institute of Technology,

begun operations at the prototype demonstration facility for developing, testing and commercializing wear-resistant clad pipe and components. This facility is intended to serve as a pilot-scale wear-resistant clad pipe manufacturing facility for the development and qualification of wear-resistant clad pipes, and as a stepping stone for setting-up a full-scale wear-resistant clad pipe manufacturing facility in Alberta. The new facility will also serve as a platform for the

Company's introduction to the Alberta oil sands market,  which, with proven reserves estimated at more than 169 billion barrels, is one of the largest oil resources in the world and a major source of oil for Canada, the United States and Asia. Since Alberta oil sands production is expected to increase significantly over the next decade, producers want to extend the life of the carbon steel pipes used for the hydro-transportation of tailings with harder, tougher coatings that protect pipes from the abrasiveness of tar-like bituminous oil sands.

▪     The United States District Court of the Southern District of New York granted a summary judgment motion in favor of George Town against the Company and MesoCoat. The Court's ruling focused on the contractual basis of the loan obligation, and declined to consider the

Company's wider defenses. The Court issued an order finding the Company and MesoCoat liable for the full principal and interest due in the amount of $1,770,932. On August 19, 2015, the Court appointed a receiver over MesoCoat to administer payment of the judgment.  The Company is seeking to refinance all of its outstanding debt, and if unsuccessful, will on appeal seek relief from the judgment and the order appointing a receiver.

▪     The Company secured  $518,750 in convertible debt financing from multiple lenders to finance ongoing operations and growth at MesoCoat.

▪     The Company received a notice of default from the Ohio Development Services Agency in respect to amounts due to the Innovation Ohio  Loan Fund in connection with a Loan Agreement dated July 20, 2012. The loan is secured by certain equipment owned by MesoCoat.

▪     MesoCoat and Metalsol secured initial sales and test orders for PComP coatings from some of

Mexico’s largest steel manufacturers.

▪     MesoCoat began initial field-testing, on full-sized production equipment, of its proprietary nano-

composite liquid metal corrosion-resistant coating, PComP-M, with a leading steel producer.

▪     The Company settled a complaint lodged by Eberhard.

Results of Operations

(000’s)

For the years ended

May 31,

Change

Revenues

2015

2014

$

%

Commercial

$

296    $

553    $

(257)

(46)

Contract and grants

642

284

358

126

Other income

102

17

85

500

1,040

854

186

22

Cost of revenues

563

298

265

89

Gross profit

477

556

(79)

(14)

General and administrative

5,916

6,329

(413)

(7)

Stock options expense

1,052

1,120

(68)

(6)

Operation Loss

(6,491)

(6,893)

402

5

Interest exp & amortization of discount on debt

(594)

(449)

(145)

32

Other income (expense)

(708)

(237)

(471)

199

Loss before non-controlling interest

(7,793)

(7,579)

(214)

3

Non-controlling interest in MesoCoat loss

341

1,623

(1,282)

(79)

Loss before income taxes

(7,452)

(5,956)

(1,496)

25

Income taxes

-

-

-

-

Net Income

$      (7,452)    $      (5,956)    $

(1,496)

25

Revenues

Revenues for the year ended May 31, 2015, were $1,040,069 as compared to $853,566 for the year ended

May 31, 2014, a increase of 22%. Revenues for the two periods can be wholly attributed to the operations of MesoCoat.

Revenue in the current year was derived from commercial revenues of $296,135 as compared to $552,952 in the prior year, contract and grant revenues of $642,228 in the current year as compared to $283,748 in the prior year, and other income of $101,706 as  compared to $16,866 in the prior year. Commercial revenue in the current year decreased by 46% when compared to the prior year due to the expiration of the Petrobras contract in fiscal year end 2014. However, after taking into consideration the expiration of the Petrobras contract in 2014, commercial revenue otherwise increased by 14% in 2015. Commercial revenue in 2015 was also hindered by the temporary closure of the Ohio manufacturing facility in fiscal

2015, while equipment was installed and reconfigured to increase the production capacity of PComP.

Meanwhile, contract and grant revenue increased 126% in the current year over the prior year is due in part to an increase in grant applications.

We expect commercial revenue to increase over the next twelve months as MesoCoat’s implements its

PComP expansion plan while continuing to focus on the development of existing and anticipated products.

Gross Profit

Gross profit for the twelve month period ended May 31, 2015  was $477,060 or 46% of revenue compared to $556,009 or 65% of revenue for the twelve month period ended May 31, 2014, a decrease of 14%.

Gross profits in both annual periods can be wholly attributed to the operations of MesoCoat.  Gross profit decreased in the current year over the comparative year  when compared to the prior period, much of the decrease can be attributed to the expiration of the Petrobras contract which contract realized a higher gross margin in 2014.  With the exclusion of this revenue, the gross profit margin percentage remained at

46% for both periods.  The increase in gross profit dollar amount as compared to the prior period was the direct result of increased grant revenue.

We expect gross profit to decrease over the next twelve months as a result of the reduction in grant applications.  This reduction is expected to be offset at an increase margin throughout the year as the

Company expands its PComP product line.

Net Losses

Net losses attributed to the Company for the year ended May 31, 2015, were $7,452,239 compared to a net loss of $5,956,310 for the year ended May 31, 2014, an increase loss of $1,492,929 or 25%.

This change in net losses in the current year as compared to net losses in the prior year can be attributed to the minority interest allocation of the MesoCoat loss.  The increase ownership of MesoCoat by the

Company on May 31, 2014, resulted in a lower percentage of the MesoCoat loss being allocated to the minority interest.  The allocation for the year ending May 31, 2015 was $341,302 compared to

$1,622,593 for the period ending May 31, 2014, a $1,281,291 difference.   The remaining differences

relate to the increased costs attributed to other  expenses/income which accounted  for $616,000 in additional expense in large part due to a $815,853 penalty expense recorded on two loans for the period ending May 31, 2015, net of a gain from our ownership of Powdermet. In addition, general and administrative expenses decreased by $480,311 while we continue the development and implementation of commercial applications.

We do not expect to realize net income in the near term as anticipated operational expenses associated most significantly with research and development, consulting, payroll expenses and the depreciation and amortization of existing assets.  The increase in expenses are expected to be the direct result of continued

research and development costs associated with the CermClad product line in addition to costs anticipated for the building of a manufacturing plant.

Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2015.

Expenses

Operating expenses for the year ended May 31, 2015  were $6,968,443 compared to $7,448,754 for the year ended May 31,  2014, a decrease of $480,311 or 6.4%. The decrease in operating expenses over the prior year can be attributed to decreases in administrative costs, professional fees – related party, payroll and benefits, research & development and stock option expenses.  These reduction where largely offset by higher professional fees, consulting, consulting related party and depreciation and amortization.  Stock option expense and stock expense on note conversion also decreased during the current year. The professional fees increased by $590,834 as result of litigation expenses related to loans and the

Commission inquiry.  These expenses were offset by $578,039 in lower payroll,$678,802 in lower research & development costs and cash contracts.

We expect that operating expenses will continue to  pursue our growth strategy over the next five years will require significant increases in personnel and facilities along with significant research and development to ensure that products nearing commercialization are brought to market as quickly and as effectively as possible.

Other Expense

Other expense for the year ended May 31, 2015  was $1,302,158 as compared to $686,158 for the year

ended May 31, 2014.   The increase in other expense of $616,000 in the current year over the prior year can be primarily attributed to a penalty recorded on a loan settlement of $480,363 in the current year.  The

Company also accrued $335,490 loan default penalty for the current year relating to an August 2015 default judgment against the company.  The Company also recorded a profit associated with our equity interest in Powdermet of $140,735 in the current year versus a loss in the prior year of $126,519. Other significant transactions include a loss on intangible impairment of $110,600 in the prior year compared to zero for the current year and a zero gain.

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

Capital Expenditures

The Company has spent significant amounts of capital expenditures for the period from June 27, 2006

(inception) to May 31, 2015, which amounted to $9,693,815.   A large portion of these expenditures are

related to plant, property and equipment in the construction of the manufacturing facility in Euclid, Ohio,

minority interest in Powdermet.

Liquidity and Capital Resources

The Company has experienced changes in liquidity, capital resources, and stockholders’ equity.

As of May 31, 2015, the Company had current assets of $160,949 and  total assets of $14,220,770.

As of May 31, 2014, the Company had current liabilities of $11,364,527 and total liabilities of

$11,411,239.

The Company had stockholders’ equity of $2,809,531 and a working capital deficit of $11,203,578 at

May 31, 2015.

Net cash used in operating activities for the year ended May 31, 2015 was $3,478,862 as compared to

$2,808,036 for the year ended May 31, 2014. Net cash used in operating activities is the result of the current year income plus a number of items that are book expense items which do not affect the total amount relative to actual cash used including depreciation, amortization of discount on debt, stock issued for services and stock option expense offset by equity in investee profit.  Balance sheet accounts that actually affect cash but are not income statement related items and thus are added or deducted to arrive at cash used include accrued liabilities, accounts payable, accrued interest on loans payable, and prepaid expenses offset by changes in accounts receivable.

We expect to continue to generate negative cash flow in operating activities until such time as net losses transition to net income.

Net cash used in investing activities for the year ended May 31, 2015, was $487,486 as compared to net cash used in investing activities of $698,040 for the year ended May 31, 2014. Net cash used in investing activities in the current period can be primarily attributed to  the purchase of property, plant and equipment, and capitalized patents and licenses.

We expect to continue to generate negative cash flow in investing activities as the Company increases its investment in property, plant and equipment through MesoCoat.

Net cash provided by financing activities for the year ended May 31, 2015 was $3,959,983 as compared to $3,304,147 the year ended May 31, 2014. Net cash provided by financing activities in the current period is attributable to proceeds from the sale of common stock and loans payable, offset by payments on loans payable, and repayments on capital leases.

We expect to continue to generate positive cash flow from financing activities as the Company seeks new rounds of financing to build its business.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require additional debt or equity financing.

Management to this end initiated private equity placements, debt financing and debt settlements prior to period end pursuant to which the Company had raised $4,728,385 during the twelve month period ended

May 31, 2015. Nevertheless, additional capital will be required to meet obligations and needs over the next twelve months. Except for the private equity placements noted, we had no other commitments or arrangements for financing at May 31, 2015, though we continue to pursue a number of prospective sources that include industry or strategic partners, sale of additional equity, the sale of additional equity,

the procurement of long term debt, shareholder loans or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical record of net losses and working capital deficits. Therefore, we can provide no assurance that the Company will be able to obtain the financing required to meet its stated objectives or even to continue as a going concern.

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

The Company intends to increase the number of employees engaged by MesoCoat on completion on the

PComP product line expansion and commercialization of the CermaClad product at the new Euclid, Ohio manufacturing facility.

Off Balance Sheet Arrangements

As of May 31, 2015, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion that refers to our ability to continue as a going concern as a result of net losses since inception and a working capital deficit of $11,203,578 as of May

31, 2015. Our ability to continue as a going concern is dependent on realizing net income from operations, gains on investment, obtaining funding from outside sources or realizing some combination of these objectives. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) revenue from operations;

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

 ▪     our ability to raise additional capital to fund cash requirements for operations and the satisfaction of outstanding debt;

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

Critical Accounting Policies

The notes to the audited financial statements for the Company for the years ended May 31, 2015 and

2014, included in this Form 10-K, discusses those accounting policies that are considered to be significant in determining the results of operations and financial position. Our management believes that their accounting principles conform to accounting principles generally (GAAP) accepted in the United States of America.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of equity instruments.

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

Recent Accounting Pronouncements

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update

(“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard is effective for public entities for annual and interim periods beginning after December 15, 2015. Early adoption is permitted.  The Company is currently assessing the impact that these standards will have on its financial statements.

In August 2015, FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt

Issuance Costs Associated  with Line-of Credit Arrangements.  This standard stated that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing these costs.  The Company is currently assessing the impact that these standards will have on its financial statements.

In August 2014, FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to

Continue as a Going Concern. ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-

09”). ASU 2014-09 will supersede nearly all existing revenue recognition guidance.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, the standard creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances.  The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied. In August,

FASB issued ASU 2015-14 to defer the effective date so that the standard is effective for public entities for annual and interim periods beginning after December 15, 2017.  The standard allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to  the most current period presented in the financial statements.  Early adoption is permitted.  The Company is currently assessing the impact that these standards will have on its financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Not required.

ITEM  8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended May 31, 2015 and 2014 are attached hereto as F-1 through F-50.

Abakan Inc.

Index to Financial Statements

Reports of Independent Registered Public Accounting Firms

F-2

Consolidated Balance Sheets for the years ended May 31, 2015 and 2014

F-4

Consolidated Statements of Operations for the years ended May 31, 2015 and 2014

F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended May 31, 2015 and 2014

F-6

Consolidated Statements of Cash Flows for the years ended May 31, 2015 and 2014

F-8

Notes to the Consolidated Financial Statements

F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Abakan Inc.

We have audited the accompanying consolidated balance sheets of Abakan Inc. and Subsidiaries

(the "Company") as of May 31, 2015, and the related consolidated statements of operations, stockholders'

equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting

Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by

management, as well as evaluating the overall consolidated financial statement presentation.   We believe

that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abakan Inc. and Subsidiaries as of May 31, 2015, and the

results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the

Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the

Company has incurred net losses since inception in the amount of $26,954,336 and a working capital deficit of $11,203,578.  Management’s plans concerning these matters are also described in Note 3.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maloney Novotny LLC

Cleveland, Ohio

September 15, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Abakan, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheets  of,  Inc.  and  Subsidiaries  (together  the

“Company”) as of May 31, 2014 and the related consolidated statement of operations, stockholders’ equity

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects,

the  consolidated  financial  position  of  Abakan  Inc.  and  Subsidiaries  at  May  31,  2014  and  the  consolidated results  of  their  operations  and  their  cash  flows  for  the  years  then  ended  in  conformity  with  accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as  a

going  concern.   As  discussed  in  the  2014 financial  statements,  the  Company  has  incurred  net  losses  since

inception  in  the  amount  of  $19,502,097  and  a  working  capital  deficiency  of  $7,927,372.   Management’s

plans  concerning  these  matters  are  also  described  in  the  2014  financial  statements.   The  accompanying

financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Skoda Minotti

Skoda Minotti

Cleveland, Ohio

September 30, 2014

ABAKAN INC.

CONSOLIDATED BALANCE SHEETS

May 31,

May 31,

2015

2014

ASSETS

Current  assets

Cash and cash equivalents

$

23,487     $

31,111

Accounts receivable

66,749

119,122

Inventory

34,560

-

Prepaid expenses

36,153

185,770

Total current  assets

160,949

336,003

Non-current  assets

Deferred  finance  fees, net

15,865

14,070

Property, plant  and equipment, net  (Note 4)

5,139,803

5,539,549

Patents and  licenses, net  (Note 5)

6,115,636

6,106,686

Assignment  agreement - MesoCoat (Note 6)

131,581

171,055

Investment  – Powdermet  (Note 7)

2,292,552

2,151,817

Goodwill (Note 2)

364,384

364,384

Total Assets

$

14,220,770     $

14,683,564

LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities

Accounts payable

$

1,603,670     $

1,552,402

Accounts payable - related parties

506,808

675,041

Capital leases - current  portion (Note 13)

31,994

31,465

Loans payable (Note 8)

6,743,456

4,820,816

Accrued  interest - loans payable

331,470

306,160

Loan payable- related parties

369,468

224,799

Accrued  interest - related parties

29,094

480

Deferred rental revenue

167,272

-

Accrued  liabilities

1,581,295

652,212

Total current  liabilities

11,364,527

8,263,375

Non-current  liabilities

Loans payable (Note 8)

-

1,056,106

Capital leases - non-current  portion (Note 13)

46,712

54,040

Total liabilities

11,411,239

9,373,521

Commitments and contingencies

Stockholders' equity

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none  issued and outstanding

-

-

Common stock, par value $0.0001, 2,500,000,000 shares

     79,501,088 issued and outstanding – May 31, 2015,

68,374,815 issued and outstanding - May 31, 2014

7,952

6,840

Subscription receivable

-

(28,000)

Paid-in capital

29,738,682

24,530,074

Contributed capital

5,050

5,050

Accumulated deficit

(26,954,336)

(19,502,097)

Accumulated other comprehensive  income

(1,259)

-

2,796,089

5,011,867

Non-controlling  interest

13,442

298,176

Total stockholders' equity

2,809,531

5,310,043

Total liabilities and stockholders' equity

$

14,220,770     $

14,683,564

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the  years ended May 31,

Revenues

2015

2014

Commercial

$

296,135

$

552,952

Contract  and grants

642,228

283,748

Rental revenue and other  income

,

101,706

16,866

1,040,069

853,566

Cost of revenues

563,009

297,557

Gross profit

477,060

556,009

Expenses

General and administrative

General and administrative

995,302

749,001

Professional fees

1,258,374

667,540

Professional fees - related parties

47,572

63,028

Consulting

1,038,249

989,952

Consulting  - related parties

286,503

237,397

Payroll and  benefits expense

685,325

1,263,364

Depreciation and amortization

879,414

784,057

Research and development

648,846

1,327,648

Stock expense on debt  conversion

76,500

246,390

Stock options expense

1,052,358

1,120,377

Total operating  expenses

6,968,443

7,448,754

Loss from operations

(6,491,383)

(6,892,745)

Other (expense)  income

Interest expense:

Interest – loans

(440,885)

(310,067)

Interest - related parties

(29,991)

(1,113)

Amortization of discount  on debt

(123,387)

(137,364)

Total interest  expense

(594,263)

(448,544)

Interest income

6

15

Loss on intangible  impairment

-

(110,600)

Loss on sale of assets

(32,783)

(510)

Loan default  penalty

(815,853)

-

Equity in Powdermet  gain (loss)

140,735

(126,519)

Total other (expense)  income

(1,302,158)

(686,158)

Net  loss before non-controlling  interest

(7,793,541)

(7,578,903)

Non-controlling  interest  in MesoCoat  loss

341,302

1,622,593

Net  loss attributable to  Abakan Inc.

(7,452,239)

(5,956,310)

Provision for income taxes

-

-

Net  loss

$    (7,452,239)     $

(5,956,310)

Net  loss per share - basic

(.10)

(.09)

Net  loss per share - diluted

(.10)

(.09)

Weighted average  number of common

shares outstanding  - basic

74,797,346

64,663,650

Weighted average  number of common

shares outstanding  - diluted

74,797,346

64,663,650

Net  loss attributable to  Abakan Inc.

$    (7,452,239)

$      (5,956,310)

Other comprehensive  income (loss)

Change  in foreign currency translation, net

of tax effects of $0 and $0, respectively

(1,259)

-

Total comprehensive  income (loss)

attributable to  Abakan Inc.

$    (7,453,498)

$      (5,956,310)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Non-controlling

Other

Total

Paid-in

Contributed

Subscription

Subscription

Accumulated

Comprehensive

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Deficit

Income  (loss)

Equity

Balance, May 31, 2013

64,284,855

$

6,430

$

20,833,426

$

5,050

$

(76,244)

$

-

$

2,413,697      $      (13,545,788)     $

-

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

-

12,000

Common shares issued for services on

January 3, 2014 at $1.18 per share

16,949

2

19,998

-

-

-

-

-

-

20,000

Subscription payable deposit payable stock

subscription on February 21, 2014

-

-

-

-

-

20,000

-

-

-

20,000

Subscription payable deposit payable stock

-

subscription on February 24, 2014

-

-

-

-

-

216,000

-

-

216,000

Private placement for cash,  closed April 9,

2014 at $1.00 per share

40,000

4

39,996

-

-

(20,000)

-

-

-

20,000

Common shares issued for services on

April 9, 2014 at $1.00 per share

70,000

7

69,993

-

-

-

-

-

-

70,000

Accounts payable debt converted into stock

April 9, 2014 for $1.00 per share

-

including costs of $0.00

216,000

22

215,978

-

-

(216,000)

-

-

-

Accounts payable debt converted into stock

April 9, 2014 for $0.80 per share,

-

including costs of $7,500

50,000

5

47,495

-

-

-

-

-

47,500

Accounts payable debt converted into stock

April 9, 2014 for $0.80 per share

-

including costs of $208,390

1,389,268

139

1,319,666

-

-

-

-

-

1,319,805

Common shares issued for services on

April 22,  2014 at $0.80 per share

30,000

3

23,997

-

-

-

-

-

-

24,000

Common shares issued for services on May

6, 2014 at $0.71 per share

20,000

$

2

$

14,198

$

-

$

-

$

-

$

-

$

-

$

-

$

14,200

May 31, 2014 continued on following

page

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

1CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED

Non-controlling

Other

Total

Paid-in

Contributed

Subscription

Subscription

Accumulated

Comprehensive

Stockholders’

Shares

Amount

Capital

Capital

Receivable

Payable

Interest

Deficit

Income (loss)

Equity

May 31, 2014 continued from previous

page

Private placement for cash,  closed May 30,

2014 for $0.80 per share

60,000

$

6

$

47,994

$

-

$

(28,000)

$

-

$

-

$

-

$

-

$

20,000

Common shares issued for services on

May 30, 2014 at $1.20 per share

10,000

1

11,999

-

-

-

-

-

-

12,000

Common shares issued for share exchange

agreement with Powdermet on May 31,

2014

2,000,000

200

2,579,800

-

-

-

-

-

-

2,580,000

Effect of share exchange with Powdermet

on May 31, 2014

-

-

(2,189,032)

-

-

-

(561,944)

-

-

(2,750,976)

Stock option expense

-

-

1,120,377

-

-

-

-

-

-

1,120,377

MesoCoat stock option expense allocated

to minimum interest

-

-

(69,016)

-

-

-

69,016

-

-

-

Net loss for the year

-

-

-

-

-

-

(1,622,593)

(5,956,310)

-

(7,578,903)

Balance, May 31, 2014

68,374,815     $

6,840   $

24,530,074     $

5,050      $

(28,000)      $

-

$

298,176

$

(19,502,097)   $

-

$

5,310,043

Subscription  receivables received from

May 30, 2014

-

$

-

$

-

$

-

$

28,000      $

-

$

-

$

-

$

-

$

28,000

Common shares issued for services on July

29, 2014 at $0.71 per share

43,800

4

31,094

-

-

-

-

-

-

31,094

Private placements for cash, closed

October 6, 2014 at $0.40 per share

1,069,500

107

427,693

-

-

-

-

-

-

427,800

Common shares issued for downside

protection on October 6, 2014

1,792,973

179

(179)

-

-

-

-

-

-

-

Private placement for cash,  closed

November 11, 2014 at $0.40 per share

7,500,000

750

2,999,250

-

-

-

-

-

-

3,000,000

Private placement for cash,  closed

November 16, 2014 at $0.40 per share

270,000

27

107,973

-

-

-

-

-

-

108,000

Accounts payable debt converted into

stock,  November 26,  2014 for $0.40 per

share including costs of $17,000

100,000

10

56,988

-

-

-

-

-

-

56,998

Note payable converted into stock,

November 26, 2014 for $0.40 per share

including costs of $59,500

350,000

35

199,465

-

-

-

-

-

-

199,500

Beneficial warrant conversion valuation

for convertible debt

-

-

390,534

-

-

-

-

-

-

390,534

Stock option expense

-

-

1,052,358

-

-

-

-

-

-

1,052,358

MesoCoat stock option expense allocated

to minimum interest

-

-

(56,568)

-

-

-

56,568

-

-

-

Comprehensive loss for the year

-

-

-

-

-

-

-

-

(1,259)

(1,259)

Net loss for the year

-

-

-

-

-

-

(341,302)

(7,452,239)

-

(7,793,541)

Balance, May 31, 2015

79,501,088      $

7,952

$

29,738,682

$

5,050

-

-

13,442

(26,954,336)

(1,259)

2,809,532

ABAKAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended

May 31,

2015

2014

CASH FLOWS FROM  OPERATING ACTIVITIES

Net (loss) before non-controlling  interest

$

(7,793,541)     $

(7,578,903)

Adjustments to reconcile  net  (loss) to net

cash (used  in) operating activities:

Depreciation and amortization

879,414

784,057

Amortization of discount on debt

123,387

137,364

Amortization of deferred  financing  fees

3,764

1,729

Stock options expense

1,052,359

1,120,377

Stock expense on note conversion

76,500

246,390

Stock issued  for services

31,099

285,700

Stock issued  for retirement  plan expense

-

234,723

Equity in investee (profit)/ loss

(140,735)

126,519

Loss on intangible  impairment

-

110,600

Loan default  penalty

815,853

-

Loss on sale of capital asset

32,783

510

Changes in operating assets and  liabilities:

Accounts receivable

52,373

(13,599)

Inventory

(34,560)

-

Prepaid expenses

149,617

(68,742)

Accounts payable

292,084

1,133,234

Accounts payable - related parties

(168,233)

424,037

Accrued  interest  – related parties

28,614

-

Accrued  interest  - loans payable

359,496

213,759

Deferred rental revenue

167,272

-

Accrued  liabilities

593,592

34,209

Total adjustments

4,314,679

4,770,867

NET CASH (USED IN) OPERATING ACTIVITIES

(3,478,862)

(2,808,036)

CASH FLOWS FROM  INVESTING ACTIVITIES

Purchase of property, plant, equipment  and website

(470,890)

(662,703)

Proceeds from sale of capital assets

18,000

-

Capitalized patents and  licenses

(34,596)

(35,337)

NET CASH (USED IN) INVESTING ACTIVITIES

(487,486)

(698,040)

CASH FLOWS FROM  FINANCING ACTIVITIES

Proceeds from sale of common stock

3,535,800

110,000

Proceeds from loans payable

1,153,084

3,144,692

Payments on loans payable

(696,603)

(161,591)

Proceeds from loans payable - related parties

11,501

185,648

Payments on loans payable  - related parties

(65,000)

(44,470)

Repayments of capital leases

(6,799)

(6,376)

Stock issuable

28,000

76,244

NET CASH PROVIDED BY FINANCING ACTIVITIES

3,959,983

3,304,147

EFFECT OF EXCHANGE RATE CHANGES ON CASH

(1,259)

-

NET DECREASE IN CASH AND CASH EQUIVALENTS

(7,624)

(201,929)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

31,111

233,040

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

23,487     $

31,111

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

For the years ended

May 31,

2015

2014

Supplemental Disclosures:

Cash paid  for income taxes

$

-     $

-

Cash paid  for interest

$

79,750     $

57,119

Supplemental Non-cash Disclosures:

Notes and accounts payable converted to  stock

Accounts payable

$

(42,650)     $

-

Accounts payable - related parties

-

(288,500)

Loans payable

(132,800)

(1,048,483)

Accrued  interest

(4,548)

(10,694)

Accrued  interest  - related parties

-

(2,237)

Common stock

179,998

1,349,914

Subscription receivable

-

-

$

-     $

-

Write off of assets acquired  in MesoCoat acquisition

Patents and  licenses

$

-     $

1,336,281

Long term debt

-

(1,576,892)

Accrued  liabilities

-

240,611

$

-     $

-

Share exchange agreement  with Powdermet  and MesoCoat

Investment  – Powdermet

$

-     $

170,976

Common stock

-

390,968

Noncontrolling  interest  – MesoCoat

-

(561,944)

$

-     $

-

Accounts payable & accrued  interest  converted to  notes payable

Accounts payable

$

-     $

233,121

Accounts payable - related parties

(198,168)

-

Accrued  interest  and penalty

(357,315)

-

Notes payable

357,315

-

Notes payable - related parties

198,168

(233,121)

$

-     $

-

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

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

remaining as the surviving corporation under the name “Abakan Inc.”.

Unless the context indicates otherwise, all references herein to the “Company”, “we,” “us,” and “our”

refer to Abakan Inc. and its consolidated subsidiaries.

On December 10, 2009 the Company purchased a thirty-four percent (34.59%) interest in MesoCoat,

Inc. ("MesoCoat"), and on July 13, 2011 purchased an additional eighteen percent (17.86%), and on

May 31, 2014 (please see Note 7) purchased an additional thirty-six percent (35.63%), for an aggregate total of eighty-eight percent (88.08%) of the outstanding stock of MesoCoat.

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

On March 21, 2011, the Company purchased  596,813 shares of Powdermet from Kennametal,  Inc., an unrelated party, equal to a fully diluted 41% interest in Powdermet. On May 31, 2014, we participated in a share exchange agreement in which we exchanged 310,000 shares of Powdermet’s common stock in exchange for 98,000 shares of common stock of MesoCoat and 2,000,000 shares of the Company’s common stock. Because of this transaction our interest is now a fully diluted 24.1% interest in

Powdermet.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

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

Technologies Canada Corporation (“MST TECH”), an Alberta Canada corporation. MesoCoat

Technologies was formed to develop, market, and sell wear-resistant clad pipes and components in

Canada.

On June 13, 2013, MesoCoat formed a wholly owned subsidiary company named, MesoCoat Coating

Services Inc. (“MSTC”), a Nevada corporation. MesoCoat Coatings was formed to extract maximum value from the PComP family by offering high margin coating services.

On October 23, 2013, MesoCoat formed a wholly owned subsidiary company named, PT. MesoCoat

Indonesia (“MSTIND”), an Indonesian corporation. PT. MesoCoat Indonesia was formed to manufacture and sell wear-resistant clad pipes and components in Indonesia.

On July 29, 2014, MesoCoat formed a wholly owned subsidiary company named MesoCoat de Mexico

S.A. de C.V., a Mexican corporation. MesoCoat de Mexico S.A. de C.V. was formed to generate sales in Mexico.

The Company’s plan of operations is to develop and commercialize their products in advanced coatings and metal formulations markets as a result of its investment in MesoCoat, Inc. (“MesoCoat”) and

Powdermet, Inc. (“Powdermet”).  The Company is actively involved in supporting their research and development “R&D”, market development, and commercialization efforts.  Since the Company is in the pre-commercialization phase for the majority of its products, the Company will need successive rounds of financing to fund  R&D, lengthy qualification periods, sales and marketing efforts.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

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

Concentration in Sales to Few Customers

For the year ended May 31, 2015 and 2014, our government contracts accounted  for 62% and  33% of our revenues, respectively.

Cash in Excess of FDIC Insured Limits

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits.

Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of

May 31, 2015 and 2014, we had no amounts in excess of FDIC insured limits.  We have not experienced any losses in such accounts.

Consolidation Policy

The accompanying May 31, 2015 financial statements include the Company’s accounts and the accounts of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s ownership of its subsidiaries as of May 31, 2015, is as follows:

Name of Subsidiary

Percentage of Ownership

AMP Distributors (Cayman)

100.00%

AMP Distributors (Florida)

100.00%

MesoCoat, Inc.

88.08%

MesoCoat’s ownership of its subsidiaries as of May 31, 2015, is as follows:

Name of Subsidiary

Percentage of Ownership

MesoCoat Technologies Canada Corporation

100.00%

MesoCoat Coating Services, Inc. (Nevada)

100.00%

PT. MesoCoat Indonesia

100.00%

MesoCoat de Mexico S.A. de C.V.

100.00%

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2015.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

Level 3 assets.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

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

Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operation; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Equity in (Investee)

income (loss)” in the Statements of Operation.  The Company’s carrying value in an equity method investee company is reflected in the caption “Investment – (Investee)” in the Company’s Balance Sheets.

Occasionally, we may make payments towards our investment in investee companies. As we make those deposits on our total investment, we account for those payments on our balance sheet as “Investment deposits in (investee).” When we complete the total investment amount, these amounts are moved into the individual investment accounts discussed above.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with FASB ASC 260-10, "Earnings per Share". FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on

the face of the Statements of Operation. Basic  EPS  is  computed   by  dividing  net  earnings (loss)

available to common stockholders  (numerator)  by  the   weighted  average  number  of  shares

outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted  EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The only potentially dilutive common shares outstanding are stock options and warrants from inception (Note 10).

Development Stage Enterprise

At May 31, 2015, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.  The Company has also adopted early the FASB released ASU 2014-10 concerning our development stage enterprise financial statement presentation.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

Accounts receivable are stated at face value, less an allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on management's periodic review of accounts,

including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of May 31, 2015 and 2014 management has determined that no allowance for doubtful accounts is required.

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

Goodwill

In accordance with GAAP, goodwill in the amount of $364,384 related to the acquisition of MesoCoat will be evaluated for impairment on an annual basis starting fiscal year ending May 31, 2013. We evaluated our goodwill for impairment and determined that no adjustment is necessary as of May 31, 2015 or 2014.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Total research and development costs were $648,846 and $1,327,648 for the years ended May 31, 2015 and 2014,

respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses are included in general and administrative expense in the Statements of Operation.  For both the years ended May 31, 2015 and 2014 no advertising expenses was incurred.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of revenues for all periods presented.

Stock-Based Compensation

The Company adopted FASB ASC 718-10 and valued our employee stock based awards based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10.  The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached in FASB ASC 505-

10.  Costs are measured at the estimated fair market value of the consideration received or the estimated

fair value of the equity instruments issued, whichever is more reliably measurable.   The value of equity

instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Indefinite-lived Intangible Assets

In accordance with GAAP, Intellectual Property – Research and Development in the amount of $6,120,200 related to the acquisition of MesoCoat, will not be amortized and is reviewed annually for impairment due to its indefinite life.

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

2015, the Company determined there was no impairment and at May 31, 2014, the Company recorded an impairment (see Note 5).

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

As of May 31, 2015 and 2014, the Company’s management believes that there are certain outstanding legal proceedings which could have a material adverse effect on the financial position of the Company.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period of June 27, 2006 (inception) to the year ended May 31, 2015, of $26,954,336, and a working capital deficit of $11,203,578. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to develop additional sources of capital,

and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception, we have funded our operations through the issuance of common stock, debt financing, and related party loans and advances, and we will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

May 31, 2015

May 31, 2014

Machinery and equipment

$

5,031,635

$

4,298,705

Construction in progress

942,782

1,282,370

Computer equipment and office furniture

54,139

54,139

Leasehold improvements

835,593

835,593

6,864,149

6,470,807

Less accumulated depreciation and amortization

(1,724,346)

(931,258)

$

5,139,803

$

5,539,549

Depreciation and amortization expense was $819,853 and $718,161 for the years ended May 31, 2015 and

2014, respectively.  The Company recognized  a loss of $32,783 and $510 for equipment sold during the years ending May 31, 2015 and 2014, respectively.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE  5  –  PATENTS  AND L ICENSES

Patents and licenses consist of the following:

May 31, 2015

May 31, 2014

Patents

$

206,316    $

171,720

Website

21,000

21,000

Intellectual property - research and development

6,009,600

6,009,600

6,236,916

6,202,320

Less accumulated amortization

(121,280)

(95,634)

$

6,115,636    $

6,106,686

Amortization expense was $25,646 and $26,423 for the years ended May 31, 2015 and 2014,

respectively. In the years ended May 31, 2015 and 2014, we have capitalized an additional $34,596 and

$35,337, respectively, on patents and licenses, and have begun amortizing those according to our policy.

On May 31, 2014, we analyzed our long lived intangibles for impairment and found that an adjustment of

$110,600 in our Intellectual property - research and development was needed in order to reflect the true value of our intangibles.

Future amortization patents and licenses are presented in the table below:

For the years ended May 31,

2016

13,754

2017

13,754

2018

13,754

2019

13,754

2020 and beyond

51,020

$   106,036

Patent license agreement

The Company has an exclusive commercial patent license agreement with a third party which requires the

Company to invest in the research and development of technology and the market for products by committing to a certain level of personnel hours and $350,000 of expenditures.

The patent license agreement required a total of $50,000 in execution fees which are included in intangible assets. The patent license agreements requires royalty payments equal to 2.5% of net sales of the product sold by the Company beginning after the first commercial sale. For the first calendar year after the achievement of a certain milestone and the following two calendar years during the term of the agreement, the Company will pay a minimum annual royalty payment of $10,000, $15,000 and $20,000 respectively. During the year ended  May 31, 2015 and 2014, no royalty payments were made.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

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

May 31, 2011, the Company completed the transfer of consideration and assumed all rights to the

agreement.   We commenced amortization on June 1, 2012, over the remaining term of 76 months, and have recorded $39,474 in amortization expense for both of the years ended May 31, 2015 and 2014.

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

2,000,000  shares of the Company’s restricted  common shares.  Because of  this transaction our interest is now a fully diluted 24.1% interest in Powdermet.

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

Investment balance, May 31, 2013

$

2,449,312

Equity in loss for the year ended May 31, 2014

(126,519)

Reduction in Investment for Share Exchange

$

(170,976)

Investment balance, May 31, 2014

2,151,817

Equity in gain for year ended May 31, 2015

140,735

Investment balance, May 31, 2015

$

2,292,552

Powdermet’s ownership in MesoCoat was diluted when the Company exercised its initial option to purchase 86,156 shares of common stock from MesoCoat, and was further diluted when the Company completed the additional purchase of 120,710 shares of MesoCoat on May 31, 2014. Powdermet’s ownership in MesoCoat as of May 31, 2014 and May 31, 2015 is 11.92%.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

Below is a table with summary financial results of operations and financial position of Powdermet:

NOTE 7 – INVESTMENT IN NON-CONTROLLING INTEREST - continued

Powdermet Inc. and Subsidiary

For the year ended

For the year ended

May 31, 2015

May 31, 2014

Equity Percentage

24.1%

24.1%

Condensed income statement information:

$

Total revenues

$

4,594,761

1,952,591

Total cost of revenues

2,130,308

975,149

Gross margin

2,464,453

977,442

Total expenses

(1,469,383)

(995,945)

Other (expense)

(518)

(1,584,970)

Non-controlling interest in Terves

(109,760)

(Provision) for/benefit from income taxes

(300,829)

1,294,889

Net income (loss)

$

583,963

$

(308,584)

Company’s equity in net profit

$

140,735

$

(126,519)

Condensed balance sheet information:

May 31, 2015

May 31, 2014

Total current assets

$

2,759,756

$

624,299

Total non-current assets

3,435,558

2,884,479

Total assets

$

6,195,314

$

3,508,778

Total current liabilities

$

2,192,461

$

426,849

Total non-current liabilities

1,248,565

925,521

Total equity

2,754,288

2,156,408

Total liabilities and equity

$

6,195,314

$

3,508,778

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

Investment Agreement (“Investment Accord and Satisfaction”), in order to terminate the Investment

Agreement and accelerate the plan to increase the Company’s direct ownership of MesoCoat. The

Investment Accord and Satisfaction permitted the Company to convert its additional investment in

MesoCoat of $6,169,236 to equity, and exchange a portion of its Powdermet shares and 2,000,000 of the

Company’s shares for a portion of Powdermet’s MesoCoat shares. The effect of the transaction was that the Company increased its ownership position in MesoCoat to 88.08% direct and 90.5% direct and indirect ownership, respectively, in exchange it decreased its ownership position in Powdermet to 24.1%

from 40.5%.

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 8 – LOANS PAYABLE

As of May 31, 2015 and 2014, the loans payable balance comprised of:

Description

May 31, 2015

May 31, 2014

Convertible demand note to an unrelated entity bearing  5% interest per annum which  matured      $

-      $

1,500,000

on September 14, 2014, which converted to a senior promissory note on May 15, 2015.

Convertible demand note to an unrelated entity bearing  5% interest per annum which  matured

-

200,000

on September 14, 2014, which converted to a senior  promissory note on May 15, 2015.

Convertible demand note to an unrelated entity bearing  5% interest per annum which  matured

500,000

500,000

on July 14, 2014

Senior convertible promissory note to an unrelated entity bearing 5% interest per annum

2,647,853

-

which matures on February 29, 2016.  The note is shown net of a discount of $267,147,

attributable to the beneficial conversion feature, and an effective interest rate of 18.33%.

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

Uncollateralized demand note to an unrelated  entity bearing 5% interest per annum

250,000

250,000

Uncollateralized demand note to an unrelated  entity bearing 5% interest per annum

406,766

130,000

Uncollateralized demand note to an unrelated  entity bearing 6% interest per annum

59,950

-

Uncollateralized demand note to an unrelated  entity bearing 6% interest per annum

24,950

-

Secured convertible promissory note to an unrelated entity bearing 18%  default interest per

1,341,963

1,341,963

annum which matured on April 27, 2015

Collateralized term note to an unrelated  entity bearing 5.15% interest per annum which

104,250

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

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

33,201

35,000

Uncollateralized demand note to an unrelated  entity bearing 7% interest per annum

-

20,000

Uncollateralized term note to a related entity bearing 5% interest per annum which  matured

198,168

-

on February 28, 2015

Collateralized note to an unrelated entity bearing 1% interest for the first year and then 7%

920,103

1,000,000

per annum for years two – seven.

Uncollateralized demand note to a related entity bearing 6% interest  per annum

60,000

-

Convertible demand note to an unrelated entity bearing  7.5% imputed interest per annum

31,753

40,134

which matures on July 10, 2018.

Uncollateralized demand note to an unrelated  entity bearing 8% interest per annum

30,000

-

Uncollateralized demand note to an unrelated  entity bearing 6% interest per annum

15,000

-

Uncollateralized demand note to an unrelated  entity bearing 6% interest per annum

20,000

-

Uncollateralized demand note to an unrelated  entity bearing 6% interest per annum

25,000

-

Uncollateralized demand note to a related entity bearing 6% interest per annum

10,000

-

Uncollateralized demand notes to an unrelated entity bearing 5% interest per annum

-

405,000

Capital leases payable to various  vendors  expiring in various  years through September 2016;

78,706

85,505

collateralized by certain equipment  with a cost of $205,157.

7,191,630

6,187,226

Less  current liabilities

7,144,918

5,077,080

Total long term liabilities

$

46,712     $

1,110,146

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 8 – LOANS PAYABLE -continued

We owed $360,564 and $306,540 in accrued interest for the above notes as of May 31, 2015 and 2014,

respectively. We also amortized  $123,387 and $137,364 in discount on debt for the years ended May 31,

2015 and 2014, respectively.   All long-term  maturities represent capitalized leases and will be due in fiscal year 2017. The collateralized notes are secured by the MesoCoat assets per their respective loan agreements.

As of May 31, 2015 and 2014, we had no restrictive covenants attached to any of the above referenced notes except for the $1,000,000 ($920, 103 as of May 31, 2015) IOLF loan which requires MesoCoat to create or maintain 46 jobs by the 3rd anniversary date of the completion of the project in Euclid, Ohio. If the 46 jobs are not created or maintain by such date, the interest rate will increase from 7% to 10% per annum.

The Company recorded $815,853 default penalty expense during the period ending May 31, 2015.  The penalty is related to a settlement with Sonoro Invest S.A. (“Sonora”) and default judgment entered by the court on the George Town Associates, S.A loan.  The additional penalty recorded for Sonoro above the accrued interest was $480,362 and is financed  in the new $2,915,000 note as discussed below.  The

Company accrued  $335,490 penalty as of May 31, 2015 as result of the default judgment entered into by the court on August 19, 2015 on the George Town Associates, S.A.

On May 19, 2015, the Company entered into a settlement agreement (“Settlement”) with Sonoro Invest

S.A. (“Sonoro”), in connection with a dispute that arose under certain amended convertible promissory notes and a promissory note for an aggregate principal amount of $2,105,000, which caused Sonoro to file a lawsuit against the Company on October 1, 2014 in the United States District Court for the Southern

District of Florida, alleging defaults on the promissory notes. The Settlement provides that all existing promissory notes between the parties be cancelled and replaced with a new senior convertible promissory note in the amount of $2,915,000 with interest at 5% payable in full on February 29, 2016 (“Note”). The

Note is convertible, at the sole option of Sonoro, for each dollar converted into one share of the

Company’s common stock and a ½ warrant that entitles the holder of one full warrant to purchase an additional share of the Company at $1.50 until repayment. The Note ranks senior to any other indebtedness, except with respect to existing secured creditors including George Town Associates S.A.

(“George Town”). Nevertheless, the Settlement allows the Company to enter into additional secured indebtedness, on substantially the same terms as it has with George Town, for the purpose of satisfying amounts due to George Town, if such indebtedness is secured from certain lenders or from within a certain classification of lenders.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 8 – LOANS PAYABLE -continued

On May 4, 2015, George Town initiated legal proceedings against the Company and MesoCoat, Inc. in the United States District Court for the Southern District of New York alleging that they had defaulted on a secured promissory note due to George Town in the original principal amount of $1,341,963.34. The complaint sought recovery of the principal amount of the loan in addition to default interest, attorney’s fees and costs of collection. On August 14, 2015, at a hearing on a motion filed by George Town asserting that the Company and MesoCoat had violated a temporary injunction entered previously in the case, the

Court announced that it was appointing a receiver for MesoCoat.  On August 18, 2015, the Court entered a written order appointing a receiver for MesoCoat. On August 18, 2015, the Court entered  an order granting George Town summary judgment on its claims, granting summary judgment in favor of George

Town on the Company and MesoCoat’s counterclaim and denying the Company and MesoCoat leave to file a third party complaint.  On August 18, 2015, the Court entered a final judgment against the Company

and MesoCoat for $1,770,932.03.   The Company and MesoCoat intend to appeal this order and judgment

(and all prior orders). The Company has until September 17, 2015 to file its notice of appeal.

As result of a receiver being appointed on August 18, 2015, the Company reviewed MesoCoat’s loan agreements with their lenders.  The appointment would be considered a default under other loan agreements.  Thereof, the Company has reclassified three loans totaling $1,057,554 as current liabilities for the period ending May 31, 2015. The Company is discussing methods to cure the default with the largest lender of the three.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

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

Common Stock Issuances

Private placements

For the years ended May 31, 2015 and 2014, we issued the following shares:

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

On October 7, 2014, we issued 557,000 shares of our common stock for private placement valued at

$222,800.  The Company also issued 512,500 shares of our common stock for subscription payable valued at $205,000. In connection with this placement we had no offering costs.

On October 7, 2014, we issued 1,792,973 restricted shares due to a downside protection provision and the placees agreed to cancel warrants to purchase 832,487 additional restricted share.  The Company offered downside stock price protection in two private placements that totaled 1,664,973 shares that closed in

April 2014 and May 2014. The down-side protection offered additional shares if new private placements were offered within one year at a lower price.  After receipt of these additional shares, the placees would hold the same quantity of shares as if they would have had participated in any subsequent lower priced private placement.  As of the date of the issuance of this report, all private placements with downside protection discussed in this paragraph are past the one year anniversary.

On November 11, 2014, we issued 7,500,000 shares of our common stock for private placement valued at

$3,000,000. In connection with this placement we had no offering costs.

On November 26, 2014, we issued 270,000 shares of our common stock for private placement valued at

$108,000.  In connection with this placement we had no offering costs.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Conversion of debt to shares

For the years ended May 31, 2015 and 2014, we issued the following shares for conversion of debt to shares:

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

On November 26, 2014, we converted accounts payable obligations for $40,000, or 100,000 shares of our restricted common stock. In connection with this placement we incurred stock expense on conversion of

$17,000.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Share based compensation

For the years ended May 31, 2015 and 2014, the Company issued the following shares for services and compensation:

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

Discretionary Tax-Qualified Profit Sharing Plan and Trust valued at $161,995.

On October 25, 2013, we issued 25,699 shares of our common stock to the Powdermet,  Inc.  Supplemental

Discretionary Tax-Qualified Profit Sharing Plan and Trust valued at $72,728.

On December 4, 2013, we issued 10,000 shares of our common stock for services performed valued at

$12,000.

On January 3, 2014, we issued 16,649 shares of our common stock per the terms of employee’s employment agreement valued at $20,000.

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 9 – STOCKHOLDERS' EQUITY - continued

Common Stock Warrants

In connection with the above private placements we valued the common stock warrants granted during the years ended May 31, 2015 and 2014, using the Black-Scholes model with the following assumptions:

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

A summary of the common stock warrants granted, forfeited or expired during the year ended May 31,

2015 and the year ended May 31, 2014 is presented below:

Weighted

Average

Weighted

Remaining

Average

Contractual

Number of

Exercise

Terms (In

Warrants

Price

Years)

Balance at June 1, 2013

2,842,992

$

1.80

1.00 years

Granted

877,634

1.41

Exercised

-

-

Forfeited or expired

(1,681,058)

1.89

Balance at May 31, 2014

2,039,568

$

1.89

1.15 years

Granted

-

-

-

-

Exercised

Forfeited or expired

(2,039,568)

1.89

Balance at May 31, 2015

-

$

-

-

Exercisable at May 31, 2015

-

$

-

-

Weighted average fair value of

warranted granted during the three

months ended May 31, 2015

$

NA

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 10 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the years ended May 31, 2015 and 2014 are calculated  by dividing net income (loss) by weighted-average common shares outstanding during the period. Diluted earnings per common share for the years ended May 31, 2015 and 2014 are calculated by dividing net income

(loss) by weighted-average common shares outstanding during the period plus dilutive potential common shares,  which are determined as follows:

For the year ended

For the year ended

May 31, 2015

May 31, 2014

Net loss

$

(7,452,239)    $

(5,956,310)

Weighted-average common shares

74,797,346

64,663,650

Warrants

-

-

Options to purchase common stock

-

-

Dilutive potential common shares

74,797,346

64,663,650

Net earnings per share from operations:

Basic

$

(0.10)    $

(0.09)

Diluted

$

(0.10)    $

(0.09)

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

For the year ended

For the year ended

May 31, 2015

May 31, 2014

Common Stock Equivalents:

Warrants

-

2,039,568

Options to purchase common stock

3,475,000

3,419,994

Total of Common Stock Equivalents:

3,475,000

5,459,562

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to the common control between the Company and its related parties, the Company is exposed to the potential that ownership risks and rewards could be transferred among the parties.

In addition to related party transactions mentioned elsewhere, we have the below agreements and transactions:

Board of Directors

On May 6, 2014, we appointed a new member to our Board of Directors. The new Director’s compensation agreement provides for the issuance of 20,000 restricted shares authorized as of his appointment to the Board of Directors and the grant of 150,000 stock options that vest equally over three years, to purchase shares of the Corporation’s common stock in accordance with the Abakan Inc. 2009

Stock Option Plan, at an exercise price of $1.00 per share.

On November 11, 2014, we appointed a new member to our Board of Directors.

Employment agreement

On December 20, 2014, we entered into an employment agreement effective January 1, 2015, with a related individual to perform duties as the Chief Operating Officer of the Company and to continue to serve as the Chief Executive Officer of MesoCoat. The individual also serves as a director of the

Company and MesoCoat.  The employee retains previously granted stock options for his service as a director. The terms of the employment agreement include a $20,000 per month salary of which $7,500 is deferred until the Company raises $3,000,000 in aggregate debt and equity.  In addition, the executive received a 1,000,000 stock options grant with an exercise price of $0.60 per share that will expire ten years from the option grant date that vest in equal parts on May 31, 2015 and May 31, 2016. The employment agreement will end on December 31, 2016 and at which time it can be renewed  for two one year periods.  In the event that this agreement is terminated early, the employee may be eligible for a severance payment.

Consulting Agreements

On August 20, 2010, we entered into a consulting agreement commencing August 1, 2010 with a related individual to perform duties as our Chief Financial Officer. On May 11, 2011, this individual resigned his position as Chief Financial Officer. Effective May 10, 2011, this agreement was amended to change the consultant’s role from Chief Financial Officer to general consultant, and all other provisions remain the same. On February 10, 2014, we re-appointed this individual as our Chief Financial Officer, we did not make any changes to the existing agreement.  On May 29, 2015, this individual was removed from his position for cause.  The terms of the consulting agreement were $8,000 per month payable in consulting fees and reimbursement for all reasonable business expenses incurred by him in the performance of his duties, and was in effect until July 31, 2012. The agreement also had a provision to automatically renew for subsequent annual terms unless terminated in writing by either party. The consultant was also granted 200,000 stock options with an exercise price of $0.65 per share; that were to vest equally over 3 years (see Note 12). For the years ended May 31, 2015 and 2014, we expensed

$96,000 and $96,000, respectively, in connection with this contract which amounts are included in consulting – related party. As of May 31, 2015 and 2014, we owed  $79,293 and $188,978, respectively,

and is included in accounts payable - related party.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 11 – RELATED PARTY TRANSACTIONS - continued

Consulting Agreements - continued

On June 1, 2010, we entered into a consulting agreement with a company controlled by the spouse of our Chief Executive Officer. The terms of the consulting agreement were $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and rental of office space for $1,200 per month, and was in effect until

June 1, 2011. On December 1, 2010, we entered into a revised consulting agreement to supersede the above agreement, with the same company as above. The terms of the consulting agreement are $2,500 per month payable in consulting fees and reimbursement to the consultant for all reasonable business expenses incurred by it in the performance of its duties, and rental of office space for $2,213 per month,

and was in effect until December 1, 2011 and continued until May 31, 2014. For the years ended May

31, 2014 we expensed $25,000, in connection with this contract and are included in consulting – related party. As of May 31, 2015 and 2014, we owed none and $5,515, respectively, and is included in accounts payable - related party.

On June 1, 2011, we entered into a consulting agreement commencing June 1, 2011, with a related individual to provide services as our Chief Executive Officer. The terms of the consulting agreement are the consultant will be paid $10,000 per month. This amount increased to $12,500 on June 1, 2014. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him  in the performance of his duties, and was in effect until June 1, 2012. The agreement also had a provision to automatically renew for subsequent annual terms unless terminated in writing by either party. For the year ended May 31, 2015 and 2014, we expensed $150,000 and $120,000, respectively, in connection with this contract, which amount is included in consulting – related party. As of May 31, 2015 and

2014, we owed $96,863 and $85,660, respectively, which amounts are included in accounts payable -

related party.

On May 31, 2014, we entered into a consulting agreement with a company owned by a related individual to provide services as a consultant on business and grant matters. The terms of the consulting agreement are the consultant will be paid $6,175 per month. We also agreed to compensate this individual 5% of net proceeds secured from his efforts on behalf of the company. We also agreed to reimburse the consultant for all reasonable business expenses incurred by him in the performance of his duties, and was in effect until February 28, 2015. For the year ended May 31, 2015 and 2014, we expensed  $49,400 and none, respectively, in connection with this contract,  which amount is included in consulting – related party.

On February 1, 2015, we entered into a consulting agreement with a related individual to provide services as a consultant on introducing the Company to key industry players in the oil and gas industry and assisting the Company in the identification of areas of mutual interest and setup of joint development agreements, joint venture agreements, funding or other associations.  The terms of the consulting agreement are the consultant will be paid $5,000 per month plus reasonable expenses. The term of this agreement is until January 31, 2016, unless terminated early with a 30 day notice. As of

May 31, 2015 we owed $20,000, which amount is included in accounts payable - related party.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 11 – RELATED PARTY TRANSACTIONS  - continued

Notes Payable – Related Party

On February 24, 2014, we entered into an uncollateralized demand note to a related individual, bearing

8% interest per annum for a total of $21,308. As of May 31, 2015, and 2014, we owed  $21,308 and

$21,308 of principal, and $4,166 and $445 of accrued interest.

On March 7, 2014 and April 17, 2014 we entered into two uncollateralized demand notes to  a related individual, bearing 8% interest per annum for an aggregate total of $90,000. For the periods ending May

31, 2015, and 2014, we repaid an aggregate total of  $65, 000 and $25,000. As of May 31, 2015 and

2014, we owed none and $65,000 of principal, and  none and $864 of accrued interest.

During the year ended May 31, 2014, we entered into two uncollateralized demand notes to  a related individual, bearing 8% interest per annum for an aggregate total of $106,179. During the year ended

May 31, 2015, $11,500 additional was loaned.  As of May 31, 2015 and 2014, we owed $107,679 and

$106,178 of principal, and $12,183 and $779 of accrued interest.

During the year ended May 31, 2014, we entered into an uncollateralized demand note to a related individual, bearing 7% interest per annum for an aggregate total of $32,313. As of May 31, 2015 and

2014 we owed  $32,313 and $32,313 of principal and $2,837 and none of accrued interest.

During the year ended May 31, 2015, we converted $198,168 of accounts payable due to a related party

to an uncollateralized term note, bearing 5% interest per annum and due on February 28, 2015.   As of

May 31, 2015 we owed $198,168 of principal and $9,908 of accrued interest.

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

As part of the agreement, the Company had a commitment to purchase consumable powders from

Powdermet, Inc. through July 1, 2014. Also, as part of the agreement the Company receives technology transition and development service to support its research and development activities on a cost reimbursement basis. Total expense related to the cost reimbursement was none and $181,457 for the years ended May 31, 2015 and 2014, respectively.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 12 – STOCK – BASED COMPENSATION

2009 Stock Option Plan – The Company

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14, 2009,

which provides for the granting and issuance of up to 10 million shares of our common stock.

For the year ended May 31, 2014, the Company granted the following stock options:

For the year ended May 31, 2014

Options

Exercise

Expiration

Grant Date

Granted

Price

term in years

To Whom Granted

Vesting  Terms

Will vest in equal one third parts

June 14,

Granted to a

on the anniversary date of the

2013

80,000

$

2.94

10.00

consultant

option grant date

Will vest in equal one third parts

December

Granted to a

on the anniversary date of the

5, 2013

100,000

$

1.25

10.00

consultant

option grant date

Will vest in equal one third parts

December

Granted to a

on the anniversary date of the

5, 2013

50,000

$

1.25

10.00

consultant

option grant date

Granted to our new

Will vest in equal one third parts

December

Chief Financial

on the anniversary date of the

5, 2013

200,000

$

1.25

10.00

Officer

option grant date

Will vest in equal one third parts

December

Granted to a

on the anniversary date of the

5, 2013

100,000

$

1.25

10.00

consultant

option grant date

December

Granted to a

Will vest in equal one half parts

5, 2013

50,000

$

1.25

10.00

consultant

on December 5, 2013 and 2014

Will vest in equal one third parts

May 6,

Granted to a new

on the anniversary date of the

2014

150,000

$

1.00

10.00

Director

option grant date

Will vest in equal one third parts

May 30,

Granted to a

on the anniversary date of the

2014

20,000

$

1.14

10.00

consultant

option grant date

Will vest in equal one third parts

May 30,

Granted to a

on the anniversary date of the

2014

100,000

$

1.14

10.00

consultant

option grant date

Total

Granted

850,000

On May 31, 2014, 1,163,328 stock options were forfeited or rescinded by mutual agreement between the Company and five respective holders. From June 1, 2013 to May 31, 2014, 66,678 stock options expired without exercise according to the option agreement. After these grants and expirations there are

6,580,006 stock options available for future grant.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company – continued

For the year ended May 31, 2015, the Company granted the following stock options:

For the year ended May 31, 2015

Options

Exercise

Expiration

To Whom

Grant Date

Granted

Price

term in years

Granted

Vesting  Terms

Will vest in equal one third parts on

December

Granted to a

the anniversary date of the option

11, 2014

100,000

$

0.65

10.00

consultant

grant date

January 1,

Granted to an

Will vest in equal one half parts  on

2015

1,000,000

$

0.60

10.00

employee

May 31, 2015 and 2016

Total

Granted

1,100,000

From June 1, 2014 to May 31, 2015, 994,994 stock options either expired without exercise according to the option agreement or were rescinded by mutual agreement between the Company and respective holders. One respective shareholder exercised 50,000 in stock options.  After these grants and expirations there are 6,525,000 stock options available for future grant.

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company - continued

The value of employee and non-employee stock warrants granted during the year ended May 31, 2015 was estimated using the Black-Scholes model with the following assumptions:

May 6,

May 30,

December   11,

January 1,

2014

2013

2014

2015

Expected volatility (based on historical

134.49%

134.49%

135.46%

135.97%

volatility)

Expected dividends

0.00

0.00

0.00

0.00

Expected term in years

10

10

10

10

Risk-free rate

2.61%

2.48%

2.19%

2.12%

The expected volatility assumption was based upon historical stock price volatility measured  on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company - continued

A summary of the options granted to employees and non-employees under the plan and changes during the years ended May 31, 2015 and 2014 is presented below:

Weighted

Average

Weighted

Remaining

Average

Contractual

Aggregate

Number of

Exercise

Terms

Intrinsic

Options

Price

(In Years)

Value

Balance at  June 1, 2013

3,800,000

$

1.26

Granted

850,000

1.35

Exercised

-

-

Forfeited or expired

(1,230,006)

$

1.35

Balance at  May 31, 2014

3,419,994

$

1.36

7.90 years

$

126,750

Exercisable at  May 31, 2014

1,901,666

$

1.24

7.90 years

$

120,620

Weighted average  fair  value of

options granted during the  year ended

May 31, 2014

$

1.35

Balance at  June 1, 2014

3,419,994

$

1.36

Granted

1,100,000

$

0.60

Exercised

(50,000)

$

0.65

Forfeited or expired

(994,994)

$

1.46

Balance at  May 31, 2015

3,475,000

$

1.16

7.84 years

$

68,500

Exercisable at  May 31, 2015

2,333,335

$

1.23

7.84 years

$

51,000

Weighted average  fair  value of

options granted during the  year ended

May 31, 2015

$

0.60

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 12 – STOCK – BASED COMPENSATION - continued

2009 Stock Option Plan – The Company - continued

The following table summarizes information about employee stock options under the 2009 Plan outstanding at May 31, 2015:

Options Outstanding

Options Exercisable

Weighted

Number

Average

Weighted

Number

Weighted

Range of

Outstanding

Remaining

Average

Exercisabl

Average

Aggregate

Exercise

at May 31,

Contractual

Exercise

Intrinsic

e at May

Exercise

Intrinsic

Price

2015

Life

Price

Value

31, 2015

Price

Value

$     0.60

1,100,000

7.0 Years

$    0.60

$

--

600,000     $     0.60

$

--

$     0.65

325,000

6.7 Years

$    0.65

$

2,500

258,334     $     0.65

$

2,500

$     0.75

100,000

4.5 Years

$    0.75

$

15,000

100,000     $     0.75

$

15,000

$     1.00

300,000

7.7 Years

$    1.00

$

--

200,000     $     1.00

$

--

$     1.02

50,000

5.9 Years

$    1.02

$

10,000

50,000     $     1.02

$

10,000

$     1.05

120,000

5.8 Years

$    1.05

$

--

120,000     $     1.05

$

--

$     1.07

95,000

6.6 Years

$    1.07

$

--

95,000     $     1.07

$

--

$     1.14

100,000

9.0 Years

$    1.14

$

15,000

33,333     $     1.14

$

5,000

$     1.20

100,000

6.4 Years

$    1.20

$

--

100,000     $     1.20

$

--

$     1.25

525,000

8.1 Years

$    1.25

$

1,250

225,002     $     1.25

$

1,250

$     1.95

75,000

7.1 Years

$    1.95

$

9,000

50,000     $     1.95

$

6,000

$     2.30

225,000

7.0 Years

$    2.30

$

--

225,000     $     2.30

$

--

$     2.61

175,000

6.9 Years

$    2.61

$

15,750

125,000

$     2.61

$

11,250

$     2.70

85,000

7.7 Years

$    2.70

$

--

85,000     $     2.70

$

--

$     2.80

100,000

7.8 Years

$    2.80

$

--

66,666     $     2.80

$

--

3,475,000

7.8Years

$    1.36

$

68,500

2,333,335     $     1.24

$

51,000

The total value of employee and non-employee stock options granted during the years ended  May 31,

2015 and 2014, was $424,623 and $1,089,451, respectively. During years ended May 31, 2015 and 2014 the Company recorded $1,052,358 and $1,120,377, respectively, in stock-based compensation expense relating to stock option grants.

At May 31, 2015 and 2014 there was $898,692 and $1,696,214, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through May 30, 2017. The following table represents the stock options expense for the each of the next two fiscal years ended May 31:

For years ended May 31,

Expense

2016

$

601,240

2017

297,452

$

898,692

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 12 – STOCK – BASED COMPENSATION - continued

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

July 2017 through November 2018.

There were no stock options granted for the years ending May 31, 2015 and 2014.

A summary of MesoCoat’s stock option plan as of May 31, 2015 and 2014, and the changes during the years then ended is presented in the table below:

Options Outstanding

Number of

Weighted

Shares

Average Exercise

Price

Outstanding at May 31, 2013

5,520    $

24.78

Granted

-

Exercised

-

Forfeited

(2,620)

18.11

Outstanding at May 31, 2014

2,900    $

30.80

Options exercisable at May 31, 2014

1,450    $

30.80

Number of

Weighted

Shares

Average Exercise

Price

Outstanding at May 31, 2014

2,900    $

30.98

Granted

-

-

Exercised

-

-

Forfeited

-

-

Outstanding at May 31, 2015

2,900    $

30.80

Options exercisable at May 31, 2015

1,896    $

30.24

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 12 – STOCK – BASED COMPENSATION - continued

Stock Option Plan – MesoCoat - continued

The following table summarizes information about employee stock options under the MesoCoat Stock

Option Plan outstanding at May 31, 2015:

Options Outstanding

Options  Exercisable

Weighted

Number

Average

Weighted

Number

Weighted

Range of

Outstanding

Remaining

Average

Exercisable

Average

Aggregate

Exercise

at May 31,

Contractual

Exercise

Intrinsic

at May 31,

Exercise

Intrinsic

Price

2015

Life

Price

Value

2015

Price

Value

$      18.11

250

2.0 Years

$    18.11

$

--

240     $    18.11

$

--

$      32.00

2,650

5.0 Years

$    32.00

$

--

1,656     $    32.00

$

--

2,900

4.74 Years

$    30.80

$

--

1,896     $    30.24

$

--

During years ended May 31, 2015 and 2014 MesoCoat recorded $56,568 and $69,015, respectively, in stock-based compensation expense relating to stock option grants.

At May 31, 2015 and 2014 there was $82,143 and $134,168, respectively, of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through May 2017.

The following table represents the stock options expense for the each of the next three fiscal years ended

May 31:

For years ended May 31,

Expense

2016

$

54,875

2017

27,268

$

82,143

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 13 –COMMITMENTS

Contribution Agreement

The Company and MesoCoat entered into a Contribution Agreement with Northern Alberta Institute of

Technology to establish a prototype demonstration facility for developing, testing and commercializing wear-resistant clad pipe and components in Alberta, Canada.  Out of the total project cost of $4,110,000;

CDN $2,750,000 is being provided by Alberta’s Ministry of Innovation and Advanced Education and

Western Economic Diversification Canada, CDN$160,000 by Northern Alberta Institute of Technology,

and the rest has been committed by MesoCoat and the Company. The agreement requires the Company and MesoCoat to contribute cash of CDN$870,000 to the operating expenses and payroll of the facility which will be invoiced quarterly with equal payments through January 2017. In addition, the Company has committed to spend CDN$330,000, either by itself or with industry partners, for product testing,

qualification, and the hiring of a sales person in Canada during the two year term of this project. The

Company’s commitments in the agreement are a necessary precursor to commencing sales of CermaClad

wear resistant clad plate and pipe in Canada.   MesoCoat has delivered equipment and will lease the

equipment over 24 months for a total rental value of CDN$500,000 of which CDN$333,333 has been received as of May 31, 2015 and reflected in both rental revenue and deferred revenue liability.  For the year ending May 31, 2015 and 2014, the Company has recorded no operating expense reimbursement as the facility is not yet commissioned. The amounts are to be settled in Canadian dollars and will be converted from US dollars at the exchange rate in effect at the time of payment.

Leases

In August 2011, the Company entered into a non-cash leasing arrangement where services are provided in exchange for an asset. The Company has an obligation to provide 600 hours of services at a fair value of

$120,000 as consideration during the period from August 2011 to August 2017.  The Company has provided a total of 194 hours of service since inception.  The Company has recorded this capital lease at its fair value. During the years ended May 31, 2015 and 2014, the Company was not requested to complete any of the required services.

The Company leases its office space in Florida on a month to month basis at a cost of $2,491 a month paid to an unrelated party.

MesoCoat subleases its research and development and laboratory space, in Ohio, from Powdermet, a related party. The cost of the sub-lease to MesoCoat is $4,500 per month that expires on May 31, 2020. MesoCoat also leases from Powdermet a portion of Powdermet’s production facility for use of floor space and specialty equipment for $8,000 per month through May 31, 2016. MesoCoat also rents land from a related party on which the Company’s Cermaclad R&D and production facility is located for $3,500 per month through May 31, 2020.

MesoCoat also leases machinery and equipment under various capital lease arrangements,  which expires through September 2016. These leases are included in long-term and short-term debt and the related assets have been capitalized.

Total expense related to the operating leases was $237,715 and $147,289 for the year ending May 31,

2015 and May 31, 2014, respectively. Interest expense for the capitalized leases for the year ending May 31,

2015 and May 31, 2014 was $906 and $619, respectively.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 13 –COMMITMENTS  -continued

Minimum annual rental commitments are as follows at May 31, 2015:

For the years ended May 31,

Capital Leases

Operating Leases

2016

$

33,371      $

199,394

2017

56,659

103,394

2018

-

103,394

2019

-

96,000

2020 and thereafter

-

96,000

Total minimum lease payments

$

90,030      $

598,182

Less amount representing interest

(11,324)

Present value of net minimum capital lease

payments

78,706

Less current maturities

(31,994)

Long-term obligations under capital leases

$

46,712

Operating Leases – Lessor

Future minimum rental payments as of May 31, 2015, to be received on non-cancelable operating lease in

Alberta, Canada are contractually due in Canadian dollars and will be converted to US dollars at the exchange rate in effect at the time of payment  are as follows:

Year Ending

May 31,

2016

CDN$

166,667

CDN$

166,667

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 14 – INCOME TAXES

The following is an analysis of deferred tax assets as of May 31, 2015 and 2014:

Deferred Tax

Valuation

Assets

Allowance

Balance

Net deferred tax assets at May 31, 2013

$

3,508,802

$

(3,508,802)

$

-

Provision to tax return true ups

333,123

(333,123)

-

Subtractions for the year

(179,899)

179,899

-

Deferred tax assets at May 31, 2014

$

3,662,026

$

(3,662,026)

$

-

Provision to tax return true ups

742,797

(742,797)

-

Additions for the year

2,468,782

(2,468,782)

-

Deferred tax assets at May 31, 2015

$

6,873,605

$

(6,873,605)

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

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 14 – INCOME TAXES – continued

Temporary differences between financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant deferred  tax assets and liabilities are presented below at May 31:

2015

2014

Deferred tax assets:

Current:

Compensation accruals

$

18,893

$

32,365

Non-current:

Deferred tax assets:

Net operating loss carry forward

6,776,092

4,037,738

Stock options

2,212,970

1,867,488

Research and Development Credit

494,947

443,659

Equity loss in affiliates, net

199,247

199,247

Impairment of intangibles

13,379

33,121

Other

7

7

Total non-current deferred tax assets

9,696,642

6,581,260

Deferred tax liabilities:

Fixed asset & intangible basis

(2,052,503)

(2,122,999)

Equity profit in affiliates, net

(276,600)

(228,854)

Book fair value adjustment in affiliate

(512,527)

(599,746)

Total non-current deferred tax liabilities

(2,841,630)

(2,951,599)

Net non-current deferred tax assets

6,855,012

3,629,661

Net deferred tax assets before valuation

6,873,605

3,662,026

allowance

Valuation allowance

(6,873,605)

(3,662,026)

Net deferred tax asset

$

-

$

-

The following is reconciliation from the expected statutory Federal income tax rate to the Company’s actual income tax rate for the years ended May 31:

2015

2014

Expected income tax (benefit) at

Federal statutory tax rate – 34% and 34%

$

(2,533,761)      $

(2,155,099)

Gain on Exchange transaction

1,966,771

Other permanent differences

72,164

112,532

Research and Development Credit

(7,185)

(70,331)

Other adjustments

(742,797)

(146,917)

Change in valuation allowance

3,211,579

153,224

Income tax expense

$

-

$

-

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 14 – INCOME TAXES – continued

We currently have three years of tax returns that are subject to examination, including the fiscal years ended May 31, 2014, 2013 and 2012, based on their filing dates by taxing authorities.

We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.  The Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended May 31,

2015 and 2014, the Company did not recognize any interest and penalties related to uncertain tax positions.

The net operating loss and research and development carry forward as of May 31, 2015 expires as follows:

Research and

Expiring

Abakan

Development

Year

Amount

MesoCoat Amount

Combined Amount

Credit

2027

$

--

$

--

$

--

$

--

2028

--

--

--

2029

--

96,736

96,736

10,360

2030

--

1,395,110

1,395,110

109,528

2031

27,101

56,673

83,774

7,179

2032

2,359,640

--

2,359,640

89,194

2033

4,097,256

2,315,874

6,413,130

152,127

2034

--

3,390,110

3,390,110

119,374

2035

3,318,736

2,872,445

6,191,181

7,185

Total

$  9,802,733

$ 10,126,948

$

19,929,681

$

494,947

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur. These net operating losses include 88.08% of losses related to MesoCoat.  The entire research and development credit is directly related to MesoCoat.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan (the Plan) covering substantially all of its employees who are at least age

21 and have completed three months of service. Participating employees may elect to contribute, on a tax deferred basis, a portion of their compensation in accordance with Section 401(k) of the Internal Revenue

Code. Additional matching contributions may be made to the Plan at the discretion of the Company. For the years ended May 31, 2015 and 2014, the Company contributed $13,230 and  $24,607, respectively.

MesoCoat established a “MESOCOAT,  INC. SUPPLEMENTAL DISCRETIONARY TAX-QUALIFED

PROFIT SHARING PLAN  AND TRUST” (Plan) on January 1, 2013. All employees are eligible to participate after one thousand (1,000) service hours, including self-employed individuals performing consulting services to MesoCoat. Excluded employees include those covered within a bargaining unit,

since they will be covered by separate benefits. All employees vest after their one thousand hours of service, 100% of the employer contributions for their benefit. The Trustee of the Plan is A.  Sherman, and the maximum amount that can be contributed  to the plan is $40,000 per year of service, or as updated to the maximum allowable by Internal Revenue Code. For the year ended May 31, 2015 and 2014, the

Company contributed 0 and 57,242 shares of its common stock to the Plan with a value of $0 and

$161,995, respectively.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update

(“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard is effective for public entities for annual and interim periods beginning after December 15, 2015. Early adoption is permitted.  The Company is currently assessing the impact that these standards will have on its financial statements.

In August 2015, FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt

Issuance Costs Associated  with Line-of Credit Arrangements.  This standard stated that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing these costs.  The Company is currently assessing the impact that these standards will have on its financial statements.

In August 2014, FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to

Continue as a Going Concern. ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-

09”). ASU 2014-09 will supersede nearly all existing revenue recognition guidance.  The standard’s core principle is that a company will recognize revenue when it transfers promised  goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, the standard creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances.  The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied. In August,

FASB issued ASU 2015-14 to defer the effective date so that the standard is effective for public entities for annual and interim periods beginning after December 15, 2017.  The standard allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to  the most current period presented in the financial statements.  Early adoption is permitted.  The Company is currently assessing the impact that these standards will have on its financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 17 –  COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and OCI.  OCI refers to revenue,

expenses, and gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income.  Abakan’s OCI consists of foreign currency translation adjustments from its Canadian subsidiary not using the U.S. dollar as their functional currency.

There was no OCI prior to November 30, 2014.  The comprehensive loss from the Company’s foreign currency translation adjustment for the year ended May 31, 2015 was $1,259, with no tax effect.

NOTE 18– SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.  The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the below.

Stock Options Granted

On June 1, 2015, we granted  250,000 stock options to an officer of a subsidiary at an exercise price of

$0.60 per share, and these options will expire ten years from the grant date, and will vest in equal one third parts on the anniversary of the option grant date, beginning on June 1, 2016.

Settlement and Exchange Agreement

On July 23, 2015, the Company and Powdermet, its minority owned subsidiary, entered into a Settlement and Exchange Agreement, pursuant to which the agreement the Company increased its ownership of

MesoCoat to 100%.   The Settlement and Exchange caused the Company to decrease its minority ownership in Powdermet from 24.1% to 3.6%. in exchange for the remaining 11.9% of MesoCoat owned by Powdermet, $1,000,000 in cash payment in one payment of $250,000 and five monthly installments of

$150,000, land and equipment worth $600,000, the extinguishment of existing intercompany debt of

$486,000, and the return of 400,000 outstanding Company common shares to treasury.

IOLF Loan Notice of Default

The Company received a notice of default from the Ohio Development Services Agency dated September

4, 2015, in respect to amounts due to the Innovation Ohio Loan Fund in connection with a Loan

Agreement dated July 20, 2012. The loan is secured by certain equipment owned by MesoCoat

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 18– SUBSEQUENT EVENTS - continued

Default Joe T. Eberhard Notes:

On July 14, 2014, the Company defaulted on a convertible debt obligation due to Joe T. Eberhard in the principal amount of $500,000. The present default is in addition to a default on a promissory note due to

Mr. Eberhard on September 14, 2014, in the principal amount of $50,000. On August 28, 2014, Mr.

Eberhard filed a complaint in the United States District Southern District of Florida. The complaint sought $720,698.72 plus interest. On September 11, 2015, the parties entered into a settlement agreement resolving the litigation. The Company agreed  pursuant to the settlement agreement to pay Eberhard

$550,000 on December 31, 2015 and $100,000 on April 30, 2016, in addition to providing a consent judgment in the amount of $750,000 and a consent judgment in the amount of $100,000, to be filed with the court in the event that Abakan fails to satisfy the agreed payments..

On August 14, 2015, further to a hearing on a motion filed by George Town asserting that the Company and MesoCoat had violated a temporary injunction entered previously in the case, the Court announced that it would appoint a receiver for Mesocoat. On August 18, 2015, the Court appointed a receiver for

MesoCoat, granted George Town summary judgment on its claims, and denied the Company’s counterclaims with leave to file a third party complaint.  The Court entered a final judgment against the

Company and MesoCoat for $1,770,932.03.  On August 28, 2015, George Town filed a motion seeking an award of attorney’s fees in the amount of $27,918.04. The Company and MesoCoat intend to oppose this motion. The Company and MesoCoat also intend to appeal the Court’s order and final judgment along with all previously issued Court orders in this case. The Company has until September 17, 2015 to file a notice of appeal.

Private Placement

On August 13, 2015, the board of directors authorized the issuance of five private placements for an aggregate $144,750, or 361,875 units consisting of one share of our restricted common stock with a purchase price of $.40 per with a one year downside protection such that if the Company completes any form of equity or convertible debt financing at a sale price or conversion price that is lower than the per share purchase price, which additional shares would be provided to decrease the investor’s cost basis in the shares to equal that of the lower priced equity or convertible debt financing.

On August 13, 2015 our board of directors authorized the issuance of 260,000 shares of its restricted common stock to retire of which 160,000 shares were used to retire accounts payable obligations and

100,000 restricted shares as bonus to employee.

ABAKAN INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING MAY 31, 2015 AND 2014

NOTE 18– SUBSEQUENT EVENTS - continued

New Debt Obligations

The Company issued various convertible debt securities subsequent to May 31, 2015 totaling $518,750.

The terms for $333,750 of the obligations are generally that accrue interest between 6% to12% per annum, convertible at 60% of the lowest trading price for 20 prior trading days from the date of conversion per conversion unit, which consists of one share of our common stock. The terms for

$185,000 of the new debt obligations include original issue discounts convertible at effective interest rates of up to 44%, convertible at between 60% to 100% of the lowest trading price for 20 prior trading days from the date of conversion, per conversion unit. Each conversion unit consists of one share of our common stock. The Company has the option of paying off the $518,750 convertible debt securities prior to the conversion dates. The Company has reserved 14,064,000 shares in the name of the holders for possible conversion. This debt will be due in the years ending May 31 as follows: includes original issue discounts:

2016

$225,000

2017

$233,750

2018

$60,000

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2015. Disclosure

controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control – Integrated

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

Insufficient accounting resources. Management had insufficient accounting resources, which insufficiency resulted in delays associated with our reporting of our operating results.  Accordingly, we determined as of May 31, 2015, that the insufficient accounting resources are part of the material weaknesses as stated above.

US GAAP knowledge. Management has engaged an external consultant to counter the internal lack of US

GAAP knowledge. Nonetheless, internally there is a lack of internal US GAAP knowledge, therefore, the work of the external consultant does not entirely compensate for this internal deficiency. Accordingly, we determined as of May 31, 2015, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

As a result of the material weaknesses in internal control over financial reporting described above, the

Company’s management has concluded that, as of May 31, 2015, that the Company’s internal control over financial reporting was not effective based  on the criteria in  Internal Control – Integrated

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

Changes in Internal Controls over Financial Reporting

During the quarter ended May 31, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

62

2009

President, Chief Executive Officer,

Chief Financial Officer and Director

Andrew J. Sherman

52

2010

Director

Stephen Goss

72

2012

Chief Operating Officer and Director

Raymond Tellini

49

2012

Director

Dr. Ryan Owen

44

2014

Director

Keven Chen

51

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

Robert H. Miller was appointed as a member of the board of directors and as the Company’s chief executive officer on December 8, 2009.  Mr. Miller was appointed the Chief Financial Officer on May 29,

2015.

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

Officer and Director Responsibilities and Qualifications:

Mr. Miller is responsible for the overall management of the Company and is involved in many of the

Company’s day-to-day operations and financial decisions. He is the Company’s primary leader,

communicator and fundraiser.

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

Andrew J. Sherman was appointed as a member of the board of directors on August 20, 2010 and is also a director of MesoCoat .

Business Experience:

From 1996 until the present Mr. Sherman has served as CEO for Powdermet and from 2008 until May 31,

2014 served as CEO of MesoCoat.  Mr. Sherman also serves at the CEO of Terves Inc. since its inception on June 13, 2013 (a subsidiary of Powdermet).  Between 1986 and 1996 Mr. Sherman was Chief

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

Director Responsibilities and Qualifications:

Mr. Sherman brings his 30 years of experience in the nano-engineered coatings field (including an intimate knowledge as founder and initial technical lead of MesoCoat, Powdermet and Terves) and his entrepreneurial spirit to the board of directors.

Additionally, Mr. Sherman was appointed to the United States Department of Energy’s Hydrogen Safety

Panel and has served on the review panel from 2006 through 2014.  Panel duties include interfacing with codes and standards, accident investigations, site reviews, H2 (hydrogen) project reviews, and H2 information and training, education, and best practices development. He has served as a director of the nanonetwork and Edison Materials technology center (EMTEC) non-profit foundations. He received a

M.Sc. and B.Sc. in Ceramic Engineering and  a B.Sc. in Chemical Engineering from Ohio State

University. He has also authored more than 130 papers and presentations on ceramics, metallurgy and composite powder coatings, his inventions and developments have been recognized with 5 R&D100 awards for industrial innovation, four Nortec innovation awards for best new technologies, was a 2005 businessman of the year for the business advisory council, and was an Ernst and Young entrepreneur of the year finalist in 2009 and again in 2012.

Other Public Company Directorships in the Last Five Years:

None.

Stephen Goss was appointed as a member of the board of directors on January 4, 2012 and the

Company’s chief operating officer on January 1, 2015.

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

Officer and Director Responsibilities and Qualifications:

Mr. Goss is responsible for the overall operations of the Company and is involved in many of the

Company’s day-to-day operations. Mr. Goss also serves as the MesoCoat’s chief executive officer since

January 2014.

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

Other Public Company Directorships in the Last Five Years:

None.

Kevin Chen  was appointed as a member of the board of directors on November 13, 2014.

Business Experience:

Mr. Chen has worked for UP Scientech in1998 and currently serves as UP Scientech’s VP of Operations.

Mr. Chen served as the CEO of UP Scientech’s wholly owned subsidiary, Suzhou UP Compound

Materials Co. Ltd. (“Suzhou UP”) until November 2014.  Suzhou UP is a leading competitor worldwide in wear resistant compound steel manufacturing. Mr. Chen’s initial responsibilities at Suzhou UP were tied to enhancing operating systems, growing manufacturing facilities, and building sales. Over the last five years Mr. Chen has built sales at Suzhou UP from three million dollars to fifty five million dollars.

Since 2012 to date, Mr. Chen’s focus at UP Scientech has transitioned to company management, financial planning and strategic investments, in anticipation of a public offering of UP Scientech common shares on the Taiwan Stock Exchange.

Director Responsibilities and Qualifications:

Mr. Chen earned his MBA from Western Michigan University and his BA in Economics at Chinese

Culture University (Tiawan).

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

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of the Company’s directors, persons nominated to become directors or executive officers, except on May 26, 2015, reports that Costas Takkas,

the Company’s chief executive officer at that time was detained in Switzerland, based on an indictment issued by the U.S. District Court, Eastern District of New York charging him with certain activities unrelated to his position with the Company. Mr. Takkas has since been dismissed as an officer of the

Company and we are in the process of reviewing his trading history to determine compliance with federal securities laws.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Commission, and forward copies of such filings to us. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are not aware of any persons who, during the annual period ended May 31, 2015, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company adopted a Code of Business Conduct & Ethics on June 13, 2012 and amended on

December 10, 2012, within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act

of 1934, a copy of which is incorporated  hereto as Exhibit 14 to this Form 10-K. Further, our Code of

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

Nominating Committee

The board of directors established a Nominating & Corporate Governance Committee on June 25, 2012,

comprised solely of independent members to assist the board of directors in connection with nominations and corporate governance practices related to serving on the Company’s board of directors, including candidates that may be referred by the Company’s stockholders.  Stockholders who desire to recommend candidates for evaluation may do so by contacting the Company in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the board of directors through current members of the board of directors, professional search firms and other persons.  In evaluating potential candidates, the Nominating & Corporate Governance Committee takes into account a number of factors, including among others, the following:

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

Since the respective board of directors committees are no longer comprised of independent directors,

decisions taken by the committees are presented to the full board of directors for final determination.

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

The following table provides summary information for the fiscal year ended May 31, 2015 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Director Compensation Table

Name

Fees

Stock

Option

Non-Equity

Nonqualified

All Other

Total

Earned  or

Awards

Awards     Incentive Plan

Deferred

Compensation

Paid  in

($)

($)

Compensation     Compensation

($)

($)

Cash ($)

($)

Earnings ($)

Robert  H.

Miller

-

-

-

-

-

155,000

155,000

Andrew J.

Sherman

-

-

-

-

-

49,400

49,400

Stephen Goss

12,950

-      386,094

-

-

170,000

569,044

Raymond

Tellini

-

-

-

-

-

-

-

Ryan Owen

-

-

-

-

-

35,000

164,200

Kevin Chen

--

-

-

-

-

-

-

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

During the annual periods ended May 31, 2015 and May 31, 2014 our chief executive officer received compensation of $12,500 and $10,000 per month respectively pursuant to his existing consulting agreement with the Company. Management believes that the executive compensation paid to our chief executive officer will increase over the next twelve months as its business develops as in a higher salary and the grant of stock options.

During the annual periods ended May 31, 2015 and May 31, 2014, our former chief financial officer whose employment was terminated on May 29, 2015 by the Company received compensation of $8,000 per month pursuant to an employment agreement dated August 20, 2010, and a grant of 200,000 stock options at an exercise price of $0.65 per share for a period of ten years from the date of grant valued at

$130,000. The Company made an additional grant of 200,000 stock options at an exercise price of $1.25 per share for a period of ten years from the date of grant as an incentive for his continued advice and consultation.

During the annual period ended May 31, 2014, our former chief financial officer who resigned on

February 7, 2014, received compensation of $16,000 per month pursuant to an employment agreement dated December 5, 2012.

On December 20, 2014, we entered into an employment agreement effective January 1, 2015, with a related individual to perform duties as the chief operating officer of the Company and to continue to serve as the chief executive officer of the Company’s subsidiary, MesoCoat. During the annual periods ended

May 31, 2015, our chief operating officer received compensation of $20,000 per month starting effective

January 1, 2015 of which 37.5% of it is deferred until the company raises cumulative financing of $3 million pursuant to his employment agreement. During the period from June 2014 to December 2014 he received compensation of $10,000 per month as the chief executive officer of MesoCoat pursuant to his consulting agreement.  He is currently receiving all compensation from the Company and no longer receives compensation from MesoCoat.

During the annual period ended May 31, 2014, the former chief executive officer of MesoCoat, a

Company subsidiary, was paid $12,000 per month pursuant to an employment agreement dated December

1, 2009. During the annual period ending May 31, 2015, he was paid $6,175 per month from June 2014 to

February 2015 pursuant to his consulting agreement.

Summary Compensation

The following table provides summary information for the fiscal years ended May 31, 2015 and 2014 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated at over $100,000 and (iii) additional individuals if compensated at over

$100,000.

Executive Compensation Table

Name and

Year

Annual

Bonus      Stock

Option

Non-Equity

Nonqualified

All Other

Total

Principal

Awards

Awards

Incentive Plan

Deferred

Compensation

Position

(ended     Salary

($)

($)

Compensation

Compensation

($)

($)

May

($)

Earnings

31)

($)

($)

($)

Robert Miller:

CEO, CFO,

Director(1)

2015

155,000

-

-

-

-

-

-

155,000

2014

120,000

-

-

-

-

-

-

120,000

Costas Takkas

2015

96,000

-

-

-

-

-

96,000

CFO, PAO(2)

2014

96,000

-

250,000

-

-

-

346,000

David

Charbonneau:

CFO, PAO(3)

2014

153,600

-

20,000

-

-

-

-

173,600

Andrew J.

Sherman

2015

49,400

-

-

-

-

-

-

49,400

CEO MesoCoat(4)      2014

144,000

-

-

-

-

-

-

144,000

2015

170,000

-

-

386,094

-

-

12,950

569,044

Stephen Goss,

COO, Director(5)

2014

-

-

-

-

-

-

-

-

(1)     Robert Miller was appointed as Chief Executive Officer  and director on December 8, 2009 and Chief Financial Officer on May 29, 2015 on the termination of Costas Takkas.

(2)     Costas Takkas was appointed as Chief Financial Officer and Principal Accounting Officer on August 20, 2010 and

resigned on May 11, 2011. Costas Takkas  was appointed Chief Financial Officer and Principal Account Officer  on

February 7, 2014 on the resignation of David Charbonneau. Costas Takkas employment as Chief Financial Officer was terminated on May 29, 2015.

(3)     David Charbonneau was appointed as Chief Financial Officer and Principal Accounting Officer on December 5, 2012

and resigned as Chief Financial Officer and Principal Accounting Officer on February 7, 2014.

(4)     Andrew J. Sherman served as the Chief Executive Officer of MesoCoat, a Company subsidiary, until his resignation on

May 31, 2014.

(5)     Stephen Goss  was appointed as a director on January 4, 2012 and Chief Operating Officer on January 1, 2015.  Stephen

Goss has served as Chief Executive Officer of MesoCoat, a Company subsidiary since May 2014 until present.

Outstanding  Equity Awards

The following table provides summary information for the period ended May 31, 2015 concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and chief financial officer and (ii) an executive of MesoCoat whose total compensation exceeds $100,000:

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

-

-

-

Andrew J.

Sherman(2)

350,000

-

-

0.60   December

11, 2019

-

-

-

-

Stephen

Goss

150,000

-

-

1.00   January 5,

2022

Stephen

Goss

500,000

500,000

-

.60   January 1,

2025

Costas

Takkas

200,000

-

-

.65   August 20,

2020

Costas

Takkas

133,334

66,667

-

1.25   December 5,

2023

(1)    Mr. Miller was the indirect, beneficial owner of 1 million and 500,000 options.  The previously granted options dated December 11, 2009 and October 19, 2010 were cancelled per mutual agreement on December 4, 2012.

(2)    Mr. Sherman’s previously granted 1,000,000 options dated December 11, 2009 were cancelled except for 350,000 on May 31, 2014.

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on December 14,

2009, which provides for the granting and issuance of up to 10 million shares of our common stock.  As of August 14, 2014, 3,725,000 shares of common stock were outstanding at exercise prices of $0.60,

$0.65, $0.75, $1.00, $1.02, $1.05, $1.07, $1.14, $1.20, $1.25, $1.95, $2.30, $2.61, $2.70 and $2.80 per

share, which options vest up to three years.  The Stock Option Plan has 6,275,000 options available for future grant.

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

ITEM 12.

SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 79,501,088 shares of common stock issued and outstanding as of May 31, 2015 with respect to: (i) all directors; (ii)

each person known by us to be the beneficial owner of more than five percent of our common stock; and

(iii) our directors and executive officers as a group.

Name and Address of Beneficial

Title of Class

Ownership

Amount and nature of

Percent of

Beneficial Ownership1

Class

Robert  H. Miller

Common Stock

4801 Alhambra Circle

24,120,0002

35.3%

Coral Gables, Florida 33146

Andrew J. Sherman

Common Stock

9181 Boyer Lane

03

0%

Kirtland Hills, Ohio   44060

Stephen Goss

Common Stock

121 Sorrento Drive

145,0004

0.18%

Moore, South Carolina 29369

Ray Tellini

Common Stock

15 Shoreby Drive

05

0%

Bratenahl, Ohio  44108

Ryan Owen

Common Stock

1025 S. Shepherd Drive #101

20,0006

<0.01%

Houston, TX 77019

Common Stock

All Executive Officers and Directors

as a Group

24,245,000

35.4%

Maria Maz

Common Stock

4801 Alhambra Circle

17,420,0007

21.6%

Coral Gables, Florida 33146

Common Stock

Thomas and Mario  Miller Family

Irrevocable Trust u/a/d 12/01/2009

5,250,000

6.5%

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

(2)     Mr. Miller is a beneficial owner of 17,420,000 shares held by Ms. Maria Maz, to whom Mr. Miller is married, Ms. Maz was the previous  chief executive officer of the Company from September 2008 until Mr. Miller assumed the position in Dec 2009 and the beneficial owner of 5,250,000 shares held by the Thomas and Mario Miller Family Irrevocable Trust u/a/d 12/01/2009, which  trust’s beneficiaries are Mr. Miller’s  children, and 1,450,000 shares held by the Tarija Foundation  for which Mr. Miller serves as a director.

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

Agreement wherein he was compensated in part with the issuance of 20,000 restricted shares.  Mr. Goss entered into an  employment agreement to become the COO of Abakan on January 1, 2015.  On January 1, 2015 Mr.  Goss was granted 1,000,000 option in  equal installments on May 31, 2015 and May 31, 2016 to purchase shares of common stock at $0.60 per share on  or before January 1, 2025.

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

On February 1, 2015, the Company entered into a 12 month consulting agreement with Ryan Owen, a director of the Company, pursuant to which agreement Mr. Owen is paid $5,000 monthly for advisory services.

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

Fee Category

Fiscal 2015 Fees ($)      Fiscal 2014 Fees ($)

Audit Fees - 2014 FYE

68,000

82,500

Audit-Related Fees – 2014 FYE

66,857

5,220

Audit Fees – 2015 FYE

18,500

-

Tax Fees

9,910

12,210

All Other Fees

14,850

-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Skoda Minotti & Co., Certified Public Accountants (“Skoda”), since July 19, 2011 in

connection with statutory and regulatory filings or engagements.    Other Fees are for the review of

transaction valuation and other transaction related events.  Tax fees are related to the federal and state

income tax returns for the Company.   On July 23, 2015, the Company engaged Maloney Novotny LLC to provided services for the audit of our financial statements for the year ending May 31, 2015.

Audit Committee Pre-Approval

The audit committee pre-approved all services provided to us by Skoda for the year ending May 31, 2015 and May 31, 2014.  Skoda performed all work only with their permanent full time employees. The audit committee pre-approved all services provide to us by Maloney Novotny LLC for the year ending May 31,

2015.   Maloney Novotny LLC performed all work only with their permanent full time employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under Item  8. Financial Statements and Supplementary Data, pages

F-1 through F-50, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended May 31, 2015 and 2014:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 70 of this Form 10-K, and are incorporated herein by this reference.

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

September 15, 2015

By: Robert H. Miller

Its: Chief Executive Officer, Chief Financial Officer, Principal

Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Robert H. Miller

Robert H. Miller

September 15, 2015

Director

/s/ Andrew Sherman

Andrew Sherman

September 15, 2015

Director

/s/ Stephen Goss

September 15, 2015

Stephen Goss

Director

/s/ Ryan Owen

September 15, 2015

Ryan Owen

Director

/s/ Kevin Chen

September 15, 2015

Kevin Chen

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

10.14*

Stock Purchase Agreement  dated June 29, 2010 between Abakan and  Kennametal,  incorporated hereto by reference to the Form 8-K filed with the Commission on September 14, 2010.

10.15*

Employment  agreement  dated August  20, 2010, between Abakan and Mr. Takkas, incorporated hereto by reference to the Form 8-K filed with the Commission on August  26, 2010.

10.16*

Amendment  No. 1 to Stock Purchase Agreement  between Abakan and  Kennametal dated September 7,

2010, incorporated hereto  by reference to the Form 8-K filed with the Commission on September 14,

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

10.25*

Employment  Agreement  dated December 20, 2014, between Abakan and Stephen Goss incorporated hereto by reference to the Form 10-Q filed with the Commission on January 14, 2015.

10.26*

Settlement  and Exchange  Agreement  between Abakan and Powdermet  dated July 23, 2015,

incorporated hereto  by reference to the Form 8-K filed with the Commission on July 30, 2015.

14*

Code of Business Conduct  & Ethics adopted on June 13, 2012, and incorporated hereto  by reference to the Form 10-K filed with the Commission on September 13, 2013.

21

Subsidiaries of Abakan  attached..

31.1

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

†

Pursuant to  Rule 406T of Regulation S-T, these  interactive data files are deemed  “furnished” and  not

“filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act  of

1933, or deemed “furnished” and  not  “filed”  for purposes of Section 18 of the Securities and Exchange Act of 1934,

and otherwise  is not  subject to liability under these sections..

71