Form 10-K/A
period 2015-05-31
ABAKAN, INC
filed 2015-09-17
CIK 1400000

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

EXPLANATORY NOTE

The Company’s Form 10-K filed on September 15, 2015 (“Original Filing”) is amended hereby by this Form 10-K/A filed on September 16, 2015 ("Amendment") to amend the presentation only of certain disclosure in its Consolidated Statements of Stockholders’ Equity due to formatting issues discovered subsequent to the Original Filing. The disclosures in this Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and should be read in their historical context.

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

(1,259)

-

Total comprehensive  income (loss)

attributable to  Abakan Inc.

$    (7,453,498)

$      (5,956,310)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
							Non-controlling		Other	Total
			Paid-in	Contributed	Subscription	Subscription	Accumulated		Comprehensive	Stockholders'
	Shares	Amount	Capital	Capital	Receivable	Payable	Interest	Deficit	Income (loss)	Equity
Balance, May, 2013	64,284,855	$6,430	$20,833,426	$5,050	$(76,244)	$-	$2,413,697	$(13,545,788)	$-	$9,636,572
Subscription receivables received from
May 29, 2013 and December 20, 2012	-	-	-	-	76,244	-	-	-	-	76,244
Common shares issued for services on
October 25, 2013 at $3.03 per share	19,802	2	59,998	-	-	-	-	-	-	60,000
Common shares issued for services on
October 25, 2013 at $2.94 per share	25,000	3	73,498	-	-	-	-	-	-	73,501
Shares issued for retirement plan on
October 25, 2013 at $2.83 per share	82,941	8	234,715	-	-	-	-	-	-	234,723
Non-cash exercise of warrants on
December 4, 2013 at $0.65 per share including costs of $30,500	50,000	5	62,995	-	-	-	-	-	-	63,000
Common shares issued for services on
December 4, 2013 at $1.20 per share	10,000	1	11,999	-	-	-	-	-	-	12,000
Common shares issued for services on
January 3, 2014 at $1.18 per share	16,949	2	19,998	-	-	-	-	-	-	20,000
Subscription payable deposit payable stock
Subscription on February 21, 2014	-	-	-	-	-	20,000	-	-	-	20,000
Subscription payable deposit payable stock
Subscription on February 24, 2014	-	-	-	-	-	216,000	-	-	-	216,000
Private placement for cash, closed April 9,
2014 at $1.00 per share	40,000	4	39,996	-	-	(20,000)	-	-	-	20,000
Common shares issued for services on
April 9, 2014 at $1.00 per share	70,000	7	69,993	-	-	-	-	-	-	70,000
Accounts payable debt converted into stock
April 9, 2014 for $1.00 per share including costs of $0.00	216,000	22	215,978	-	-	(216,000)	-	-	-	-
Accounts payable debt converted into stock
April 9, 2014 for $0.80 per share including costs of $7,500	50,000	5	47,495	-	-	-	-	-	-	47,500
Accounts payable debt converted into stock
April 9, 2014 for $0.80 per share including costs of $208,390	1,389,268	139	1,319,666	-	-	-	-	-	-	1,319,805
Common shares issued for services on
April 22, 2014 at $0.80 per share	30,000	3	23,997	-	-	-	-	-	-	24,000
Common shares issued for services on
May 6, 2014 at $0.71 per share	20,000	$2	$14,198	$-	$-	$-	$-	$-	$-	$14,200

May 31, 2014 continued on following

page

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ABAKAN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -CONTINUED
							Non-controlling		Other	Total
			Paid-in	Contributed	Subscription	Subscription	Accumulated		Comprehensive	Stockholders'
May, 31 2014 continued from previous page	Shares	Amount	Capital	Capital	Receivable	Payable	Interest	Deficit	Income (loss)	Equity
Private placement for cash, closed May 30, 2014 for $0.80 per share	60,000	6	47,994	-	(28,000)	-	-	-	-	20,000
Common shares issued for services on May 30, 2014 at $1.20 per share	10,000	1	11,999	-	-	-	-	-	-	12,000
Common shares issued for share exchange agreement with Powdermet on May 31, 2014	2,000,000	200	2,579,800	-	-	-	-	-	-	2,580,000
Effect of share exchange with Powdermet on May 31, 2014	-	-	(2,189,032)	-	-	-	-	-	-	(2,750,976)
Stock option expense	-	-	1,120,377	-	-	-	(561,944)	-	-	1,120,377
MesoCoat stock option expense allocated to minimum interest	-	-	(69,016)	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(1,622,593)	(5,956,310)	-	(7,578,903)
Balance, May, 2014	68,374,815	$6,840	$24,530,074	$5,050	$(28,000)	$-	$2,98,176	$(19,502,097)	$-	$5,310,043
Subscription receivables received from May 30, 2014	-	-	-	-	28,000	-	-	-	-	28,000
Common shares issued for services on July 29, 2014 at $0.71 per share	43,800	4	31,094	-	-	-	-	-	-	31,094
Private placement for cash, closed October 6, 2014 at $0.40 per share	1,069,500	107	427,693	-	-	-	-	-	-	427,800
Common shares issued for downside protection on October 6, 2014	1,792,973	179	(179)	-	-	-	-	-	-	-
Private placement for cash, closed November 11, 2014 at $0.40 per share	7,500,000	750	2,999,250	-	-	-	-	-	-	3,000,000
Private placement for cash, closed November 16, 2014 at $0.40 per share	270,000	27	107,973	-	-	-	-	-	-	108,000
Account payable debt converted into stock November 26, 2014 for $0.40 per share including costs of $17,000	100,000	10	56,988	-	-	-	-	-	-	56,998
Note payable converted into stock November 26, 2014 for $0.40 per share including costs of $59,500	350,000	35	199,465	-	-	-	-	-	-	199,500
Beneficial warrant conversion valuation for convertible debt	-	-	390,534	-	-	-	-	-	-	390,534
Stock option expense	-	-	1,052,358	-	-	-	-	-	-	1,052,358
MesoCoat stock option expense allocated to minimum interest	-	-	(56,568)	-	-	-	56,568	-	-	-
Comprehensive loss for the year	-	-	-	-	-	-	-	-	(1,259)	(1,259)
Net loss for the year	-	-	-	-	-	-	(341,302)	(7,452,239)	-	(7,793,541)
Balance, May, 2015	79,501,088	$7,952	$29,738,682	$5,050	$-	$-	$13,442	$(26,954,336)	$(1,259)	$2,809,53

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

F-1 through F-50, and are included as part of this Form 10-K/A:

Financial Statements of the Company for the years ended May 31, 2015 and 2014:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 70 of this Form 10-K/A, and are incorporated herein by this reference.

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

September 16, 2015

By: Robert H. Miller

Its: Chief Executive Officer, Chief Financial Officer, Principal

Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Robert H. Miller

Robert H. Miller

September 16, 2015

Director

/s/ Andrew Sherman

Andrew Sherman

September 16, 2015

Director

/s/ Stephen Goss

September 16, 2015

Stephen Goss

Director

/s/ Ryan Owen

September 16, 2015

Ryan Owen

Director

/s/ Kevin Chen

September 16, 2015

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